Form 10-Q
period 2019-09-30
ENPRO INDUSTRIES, INC
filed 2019-11-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 4, 2019, there were 20,783,987 shares of common stock of the registrant outstanding, which does not include 186,516 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2019 and 2018
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$373.0	$388.2	$1,120.3	$1,150.6
Cost of sales	258.0	264.1	767.1	785.6
Gross profit	115.0	124.1	353.2	365.0
Operating expenses:
Selling, general and administrative	84.1	78.9	255.7	260.4
Other	2.3	1.0	4.7	6.3
Total operating expenses	86.4	79.9	260.4	266.7
Operating income	28.6	44.2	92.8	98.3
Interest expense	(4.1)	(6.1)	(13.8)	(21.6)
Interest income	0.3	0.2	1.3	0.8
Other expense	(24.6)	(13.8)	(27.3)	(14.4)
Income before income taxes	0.2	24.5	53.0	63.1
Income tax expense	(1.7)	(0.3)	(17.5)	(16.4)
Net income (loss)	$(1.5)	$24.2	$35.5	$46.7
Comprehensive income	$3.7	$36.0	$44.9	$58.4

Basic earnings (loss) per share	$(0.08)	$1.17	$1.71	$2.22
Diluted earnings (loss) per share	$(0.08)	$1.16	$1.71	$2.20
Cash dividends per share	$0.25	$0.24	$0.75	$0.72

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2019 and 2018
(in millions)

	2019	2018
OPERATING ACTIVITIES
Net income	$35.5	$46.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27.9	28.3
Amortization	25.7	26.3
Deferred income taxes	(4.2)	(4.4)
Stock-based compensation	5.0	4.8
Other non-cash adjustments	14.8	14.3
Change in assets and liabilities, net of effects of acquisitions and divestiture of businesses:
Asbestos insurance receivables	5.8	16.8
Accounts receivable, net	7.2	(31.3)
Inventories	(0.6)	(31.7)
Accounts payable	(26.5)	6.6
Other current assets and liabilities	45.6	96.5
Other non-current assets and liabilities	14.5	(14.5)
Net cash provided by operating activities	150.7	158.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(23.8)	(45.7)
Proceeds from sale of business	3.6	—
Acquisitions, net of cash acquired	(310.4)	—
Receipts from settlements of derivative contracts	—	9.3
Proceeds from sale of property, plant, and equipment	0.8	26.6
Other	(2.9)	(2.0)
Net cash used in investing activities	(332.7)	(11.8)
FINANCING ACTIVITIES
Proceeds from debt	566.9	454.9
Repayments of debt	(365.1)	(594.4)
Repurchase of common stock	(15.0)	(50.0)
Dividends paid	(15.7)	(15.3)
Other	(5.0)	(6.7)
Net cash provided by (used in) financing activities	166.1	(211.5)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(4.5)
Net decrease in cash and cash equivalents	(17.5)	(69.4)
Cash and cash equivalents at beginning of period	129.6	189.3
Cash and cash equivalents at end of period	$112.1	$119.9
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$7.9	$28.1
Income taxes, net	$3.1	$(81.7)
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.7	$5.0

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$112.1	$129.6
Accounts receivable, net	287.1	286.6
Inventories	225.5	233.1
Income tax receivable	38.5	49.6
Prepaid expenses and other current assets	34.4	33.2
Total current assets	697.6	732.1
Property, plant and equipment, net	284.9	301.2
Goodwill	485.0	333.7
Other intangible assets, net	494.3	297.3
Other assets	107.9	51.5
Total assets	$2,069.7	$1,715.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.4	$2.4
Accounts payable	105.6	139.2
Accrued expenses	200.8	150.4
Total current liabilities	306.8	292.0
Long-term debt	665.9	462.5
Deferred taxes	80.4	37.6
Other liabilities	112.2	66.0
Total liabilities	1,165.3	858.1
Commitments and contingencies
Redeemable non-controlling interest	28.0	—
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,782,637 shares in 2019 and 20,929,218 shares in 2018	0.2	0.2
Additional paid-in capital	290.5	301.0
Retained earnings	634.6	603.3
Accumulated other comprehensive loss	(47.6)	(45.5)
Common stock held in treasury, at cost – 187,245 shares in 2019 and 189,514 shares in 2018	(1.3)	(1.3)
Total shareholders’ equity	876.4	857.7
Total liabilities and equity	$2,069.7	$1,715.8

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

Additionally, in the first quarter of 2019, we adopted a standard that allows for the reclassification of disproportionate income tax effects ("stranded tax effects") resulting from the Tax Cuts and Jobs Act (the "Tax Act") from accumulated other comprehensive loss to retained earnings. As a result of the Tax Act, we remeasured our deferred taxes related to pensions and other postretirement benefits using the new U.S. federal tax rate. Our adoption of the standard resulted in the reclassification of a net tax benefit of $11.5 million from accumulated other comprehensive loss to opening retained earnings in our Consolidated Balance Sheet. Adoption of the standard had no impact to our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

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

2.	Acquisitions and Divestiture

Acquisitions
On September 25, 2019, we acquired all of the equity securities of LeanTeq Co., Ltd. and its affiliate LeanTeq LLC (collectively referred to as “LeanTeq”). LeanTeq primarily provides refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. This equipment is used to produce the latest and most technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq is included as part of our Technetics Group within the Sealing Products segment.
The acquisition was paid for with $271.2 million in cash, net of cash acquired, plus rollover equity from two of LeanTeq sellers (the “Sellers”) who were executives of the acquired entity. This rollover equity gives the Sellers approximately a 10% ownership share (the "Rollover Equity") of Lunar Investment LLC (“Lunar”), EnPro’s subsidiary that purchased LeanTeq. Additionally, there were approximately $5.6 million and $6.4 million of acquisition-related costs recorded during the quarter and nine months ended September 30, 2019, respectively, which were expensed during the periods and included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
On July 2, 2019, we acquired 100% of the stock of The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL, collectively referred to as “Aseptic”), a privately-held company which distributes, designs and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. Aseptic, headquartered in Limonest, France, is included as part of our Garlock group of companies within the Sealing Products segment. The business was acquired for $39.2 million, net of cash acquired.
The purchase prices of the businesses acquired during 2019 were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired less the liabilities assumed was reflected as goodwill which is attributable primarily to the value of the workforces and ongoing operation of the businesses. Goodwill recorded as part of the purchase price allocations was $152.5 million, of which $2.7 million is expected to be tax deductible over a period of 15 years. Identifiable intangible assets acquired as part of the acquisitions were $219.0 million, including $1.1 million of indefinite-lived trade names and $217.9 million of definite-lived intangible assets, including customer relationships, proprietary technology, trade names, favorable leasehold interests and non-competition agreements, with a weighted average amortization period of approximately 16 years.

The fair value of the Rollover Equity is estimated as of closing to be $28.0 million. As part of the LeanTeq acquisition, EnPro has the right to buy (the “Call Option”), and the non-controlling interest holders have the right to sell (the “Put Option”) the Rollover Equity as follows:

EnPro shall have the right to buy, and the non-controlling interest holders have the right to sell, the Rollover Equity within 90 days following the third anniversary of the closing and payable in two installments as follows (the "Put/Call Price"):

•
Half of the price payable for the Rollover Equity will be equal to a pro rata portion of a multiple of EBITDA (as defined) generated by LeanTeq during the last twelve months (“LTM”) ending on the closest month end prior to the last month end before the purchase or sale (the "First Measurement Date") less LeanTeq's net debt in excess of cash as of the First Measurement Date (the "First Exercise Price"). The applicable multiple depends on the future LTM EBITDA margin and revenue growth;

•
The remaining half of the price payable for the Rollover Equity will be equal to an amount that is the higher of the First Exercise Price and a pro rata portion of a multiple of EBITDA generated by LeanTeq during the last twelve months (“LTM”) prior to the first anniversary of the First Measurement Date (the "Second Measurement Date") less LeanTeq’s net debt in excess of cash as of the Second Measurement Date. The applicable multiple depends on the future LTM EBITDA margin and revenue growth.

To estimate the fair value of the Put and Call Option, we used a Monte Carlo simulation in an option pricing framework (a special case of the Income Approach). In particular, we simulated the future equity value, revenue, and EBITDA of LeanTeq assuming a correlated Geometric Brownian Motion. For each simulation path, the Put and Call Option payoffs are calculated based on the contractual terms, and then discounted at the term-matched risk-free rate plus, in the case of the Put Option, allowance for counterparty credit risk. Finally, the value of the Put and Call Option is calculated as the average present value over all simulated paths. The model uses our revenue and EBITDA forecasts adjusted for risk to simulate future revenue and EBITDA in a risk-neutral framework. Due to the presence of the put arrangement, the Rollover Equity is presented as redeemable non-controlling interest since redemption is not solely within our control. We initially recognized the Rollover Equity at fair value, inclusive of the put-call provisions. We will adjust the redeemable non-controlling interest when the redemption value exceeds the carrying value with changes recognized as an adjustment to additional paid-in capital.

In addition, the Put Option or Call Option may be exercised in the event of certain employment terminations or other events. The Put/Call Price will be reduced 20 percent for certain types of employment terminations. As a result of this option related to employment termination, a portion of the non-controlling interest will be classified as compensation expense for financial reporting purposes. We calculated the value of this compensation (the “Compensation Amount”) using a with-and-without method. In particular, we calculated the value of the Compensation Amount as the difference between the value of the net Put and Call Options with and without the 20 percent discount applied to the First and Second Exercise Prices. Based on this approach we calculated the Compensation Amount to be $6.4 million, as of the valuation date. This amount will be recognized as compensation expense over the term of the Options and is subject to change based on the ultimate redemption value of the Rollover Equity.
We continue to evaluate the purchase price allocations of these acquisitions, primarily the value of certain intangible assets, and it may be revised in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocations:

(in millions)
Accounts receivable	$9.8
Property, plant and equipment	7.9
Goodwill	152.5
Other intangible assets	219.0
Other assets	17.0
Deferred income taxes	(43.6)
Liabilities assumed	(24.2)
Redeemable non-controlling interest	(28.0)
$310.4

Other assets include $5.4 million of indemnification assets which represent the sellers' obligation under the purchase agreements to indemnify us for a portion of their potential contingent liabilities related to certain tax matters. This amount is currently fully included in escrow accounts related to the purchase transactions. If a timely claim is made, the amount of the claim will remain in escrow until the lapse in the statute of limitations or other settlement of the related tax issues based upon an actual assessment from a tax authority. We also recognized contingent liabilities related to these matters of $8.2 million as of the acquisition dates which are included in the liabilities assumed amount.

Sales of $2.9 million and pre-tax income of $0.7 million for LeanTeq and Aseptic are included in our Consolidated Statements of Operations for the quarter and nine months ended September 30, 2019. The following pro forma condensed consolidated financial results of operations for the quarters and nine months ended September 30, 2019 and 2018 are presented as if the acquisitions had been completed on January 1, 2018:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Pro forma net sales	$379.8	$397.7	$1,149.3	$1,177.7
Pro forma net income	1.6	22.5	36.6	36.7
These amounts have been calculated after applying our accounting policies and adjusting the results of LeanTeq and Aseptic to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as of January 1, 2018 as well as additional interest expense to reflect financing required, together with the consequential tax effects. The supplemental pro forma net income for the quarter and nine months ended September 30, 2019 was adjusted to exclude $5.6 million and $6.7 million, respectively, of pre-tax acquisition-related costs. The supplemental pro forma net income for the nine months ended September 30, 2018 was adjusted to include $6.7 million of these charges. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on January 1, 2018, or of future results of the consolidated entities.
Divestiture
In September 2019 we recorded a $15.2 million pre-tax loss related to the sale of certain assets and certain liabilities of our brake products business unit located in Rome, Georgia and included in our Sealing Product segment. The loss is composed of the loss on the sale of the business, which closed on September 25, 2019, and the loss on the sale of the facility, which is expected to close in the fourth quarter.
As a result of the agreement to sell the building, we recorded a $0.6 million loss in other expense on our Consolidated Statements of Operations for the quarter and nine months ending September 30, 2019, ceased depreciation, and recorded the building at the contracted sales price in other current assets on our Consolidated Balance Sheet as of September 30, 2019. The expected closing of the building sale in the fourth quarter of 2019 will not result in a gain or loss.
The sale of the business resulted in a $14.6 million loss that is included in other expense on our Consolidated Statements of Operations for the quarter and nine months ended September 30, 2019. The loss is composed of an $11.4 million non-cash loss on the sale of the business and a $3.2 million loss related to contract cancellation costs, severance, and other expenses.
The aggregate sales price for the transaction is $7.0 million, of which we received $3.6 million in the third quarter of 2019 at the closing of the sale of the business, and expect to receive $3.0 million at the closing of the sale of the building, and expect to receive the balance of $0.4 million in 2020. The assets, liabilities, and results of operations for the brake products business unit are not significant to our consolidated financial position or result of operations.

3.	Revenue from Contracts with Customers

Information regarding long-term engine contracts where revenue is recognized over time using an input method is as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Cumulative revenues recognized on uncompleted contracts	$455.9	$452.5
Cumulative billings on uncompleted contracts	438.6	393.9
	$17.3	$58.6

These amounts were included in the accompanying Consolidated Balance Sheets under the following captions:

	September 30, 2019	December 31, 2018
	(in millions)
Accounts receivable, net (contract revenue recognized in excess of billings)	$57.7	$63.9
Accrued expenses (billings in excess of revenue recognized)	(40.4)	(5.3)
	$17.3	$58.6

The changes in our contract deferred revenue (billings in excess of revenue recognized) for the nine months ended September 30, 2019 are as follows:

2019
Balance at beginning of period	$5.5
Additional billings in excess of revenue recognized	63.2
Revenue recognized	(28.1)
Balance at end of period	$40.6

We make deposits and progress payments to certain vendors for long-lead-time manufactured components associated with engine projects. At September 30, 2019 and December 31, 2018, deposits and progress payments for long-lead-time components in our Power Systems segment totaled $1.9 million and $1.0 million, respectively. These deposits and progress payments are classified in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. Assets and liabilities for long-term service contracts recognized over time were immaterial as of September 30, 2019 and December 31, 2018.
As of September 30, 2019, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $404.3 million. Approximately 88% of these obligations are expected to be satisfied within one year. The amount expected to be satisfied beyond September 30, 2020 is mainly attributable to our Power Systems segment and pertains to the contracts discussed above. Remaining performance obligations include those related to the contracts discussed above as well as orders across all of our businesses that we believe to be firm. However, there is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

4.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete in the interim periods, including losses generated in countries where we are projecting annual losses for which a deferred tax asset is not anticipated to be recognized. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the geographical mix of earnings, our global annual effective tax rate typically approximates the blended statutory rates and fluctuates based on the portion of our profits earned in each jurisdiction.

The effective tax rates for the quarters ended September 30, 2019 and 2018 were 878.7% and 1.2%, respectively. The high effective tax rate for the three months ended September 30, 2019 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with new minimum tax on certain non-U.S. earnings and disproportionately higher pre-tax income in higher foreign tax jurisdictions. Pre-tax income in the U.S. for the third quarter of 2019 was adversely impacted by a loss on divestiture, acquisition costs, and environmental charges. The effective tax rate for the quarter ended September 30, 2018 includes the minimum tax on certain non-U.S. earnings, the favorable impact of discrete items occurring in the quarter resulting from a refinement of the provisional estimate of our transition tax, and the tax benefit associated with the pension annuitization completed in the third quarter of 2018.

The effective tax rates for the nine months ended September 30, 2019 and 2018 were 33.0% and 26.0%, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018 reflect the impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the new minimum tax on certain non-U.S. earnings, and higher tax rates in most foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2018 was also favorably impacted by discrete items occurring as a result from a refinement of the provisional estimate of our transition tax, the tax benefit associated with the pension annuitization, and the tax charge associated with the benefit previously recognized for domestic production activities as a result of interpretive guidance issued during the period by the IRS.

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

5.	Earnings (Loss) Per Share

	Quarters Ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income (loss)	$(1.5)	$24.2	$35.5	$46.7
Denominator:
Weighted-average shares – basic	20.6	20.7	20.7	21.0
Share-based awards	—	0.2	0.1	0.2
Weighted-average shares – diluted	20.6	20.9	20.8	21.2
Earnings (loss) per share:
Basic	$(0.08)	$1.17	$1.71	$2.22
Diluted	$(0.08)	$1.16	$1.71	$2.20

In the quarter ended September 30, 2019 there was a loss attributable to common shares. There were 0.1 million potentially dilutive shares excluded from the calculation of earnings per share during that period since they were antidilutive.

6.	Inventories

	September 30, 2019	December 31, 2018
	(in millions)
Finished products	$141.7	$142.9
Work in process	36.8	33.6
Raw materials and supplies	58.3	67.7
	236.8	244.2
Reserve to reduce certain inventories to LIFO basis	(11.3)	(11.1)
Total inventories	$225.5	$233.1

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

7.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2019, are as follows:

	Sealing Products	Engineered Products	Power Systems	Total
	(in millions)
Goodwill as of December 31, 2018	$311.3	$10.8	$11.6	$333.7
Acquisitions of businesses	152.5	—	—	152.5
Divestiture of business	(1.3)	—	—	(1.3)
Foreign currency translation	(0.1)	0.1	0.1	0.1
Goodwill as of September 30, 2019	$462.4	$10.9	$11.7	$485.0

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of September 30, 2019 and December 31, 2018.
Identifiable intangible assets are as follows:

	As of September 30, 2019		As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$472.3	$157.9	$284.5	$150.2
Existing technology	124.5	49.4	112.3	45.1
Trademarks	39.7	23.8	35.3	23.1
Other	34.0	24.1	28.3	23.8
	670.5	255.2	460.4	242.2
Indefinite-Lived:
Trademarks	79.0	—	79.1	—
Total	$749.5	$255.2	$539.5	$242.2

Amortization for the quarters and nine months ended September 30, 2019 and 2018 were $7.4 million, $7.0 million, $21.4 million and $21.9 million, respectively.

8.	Leases

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

Our right of use assets and liabilities related to operating leases as of September 30, 2019 are as follows:

	Balance Sheet Classification	September 30, 2019
		(in millions)
Right-of-use assets	Other assets	$37.8

Current liability	Accrued expenses	$10.0
Long-term liability	Other liabilities	28.1
Total liability		$38.1

Approximately 87% of our operating lease assets and liabilities arise from real estate leases and approximately 13% arise from equipment and vehicle leases.

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

In the quarter ended September 30, 2019, we had operating lease costs of $3.0 million and our operating cash flows from operating leases were $3.1 million. Our short-term and variable lease costs were $0.6 million. We entered into additional operating leases, including leases acquired through business acquisitions, that resulted in new right-of-use assets totaling $10.3 million.

In the nine months ended September 30, 2019, we had operating lease costs of $8.9 million and our operating cash flows from operating leases were $9.3 million. Our short-term and variable leases costs were $1.6 million. We entered into additional operating leases, including leases acquired through business acquisitions, that resulted in new right-of-use assets totaling $16.3 million.

In the quarter ended September 30, 2019, we entered into a building lease that we obtain possession of in October 2020. As a result of entering into this lease, no asset or liability has been recognized as of September 30, 2019. We expect to recognize a new lease asset and liability of approximately $0.7 million in the fourth quarter of 2019.

Our weighted-average remaining lease term and weighted average discount rate at September 30, 2019 were 5.7 years and 4.1%, respectively.

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2019 (1)	$3.2
2020	10.7
2021	8.2
2022	5.7
2023	4.6
Thereafter	11.4
Total lease payments	43.8
Less: interest	(5.0)
Less: future leases	(0.7)
Present value of lease liabilities	$38.1

(1) Excludes the nine months ended September 30, 2019

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

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining noncancelable lease terms in excess of one year, consisted of the following at December 31, 2018 (in millions):

2019	$11.5
2020	9.0
2021	6.2
2022	4.4
2023	3.4
Thereafter	2.7
Total minimum payments	$37.2

Net rent expense was $13.5 million for the year ended December 31, 2018.

9.	Accrued Expenses

	September 30, 2019	December 31, 2018
	(in millions)
Salaries, wages and employee benefits	$53.8	$59.5
Interest	9.4	4.9
Customer advances	42.2	7.1
Environmental	16.3	16.4
Warranty	4.9	10.9
Income and other taxes	27.9	21.8
Operating lease liabilities	10.0	—
Other	36.3	29.8
	$200.8	$150.4

10.	Long-Term Debt
Revolving Credit Facility
On September 25, 2019, we entered into a First Amendment (the "First Amendment") to our Second Amended and Restated Credit Agreement (the "Credit Agreement”) among EnPro Industries, Inc. and EnPro Holdings, Inc., a wholly owned subsidiary of the Company (“EnPro Holdings”), as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”) and a five-year, senior secured term loan facility of $150.0 million (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Facilities"). The Amended Credit Agreement also provides that the borrowers may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $225.0 million and 100% of consolidated EBITDA (as defined) for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio.
Initially, borrowings under the Facilities bear interest at an annual rate of LIBOR plus 1.50% or base rate plus 0.50%, although the interest rates under the Facilities are subject to incremental increases based on a consolidated total net leverage ratio.  In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.175%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
The Term Loan Facility will amortize on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan Facility in each of years one through three, 5.00% of such original principal amount in year four, and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity.
The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events, and non-permitted debt issuances.
The Company and EnPro Holdings are the permitted borrowers under the Revolving Credit Facility.  We have the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of our domestic, consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has entered into the Credit Agreement to provide such a guarantee.

Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of September 30, 2019.
The borrowing availability under the Credit Agreement at September 30, 2019 was $212.8 million after giving consideration to $17.5 million of outstanding letters of credit, $169.7 million of outstanding Revolving Credit Facility borrowings, and $150.0 million of outstanding Term Loan Facility borrowings.
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
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2019 and 2018, are as follows:

	Quarters Ended September 30,				Nine months ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2019	2018	2019	2018	2019	2018	2019	2018
	(in millions)
Service cost	$1.1	$1.2	$—	$—	$3.4	$3.7	$0.1	$0.1
Interest cost	3.1	2.9	—	—	9.2	9.7	0.1	0.1
Expected return on plan assets	(4.0)	(4.2)	—	—	(12.0)	(14.9)	—	—
Amortization of prior service cost	—	—	0.1	0.1	0.1	0.1	0.1	0.1
Amortization of net loss	1.7	1.1	—	—	5.0	4.0	—	—
Settlement	—	12.8		—	—	12.8		—
Net periodic benefit cost	$1.9	$13.8	$0.1	$0.1	$5.7	$15.4	$0.3	$0.3

Contributions of $20.0 million were made in the nine months ended September 30, 2018 to our U.S. defined benefit pension plans. We do not expect to make any contributions in 2019.

12.	Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2019 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Permanent Shareholders' Equity	Redeemable non-controlling interest
(in millions)	Shares	Amount
Balance, December 31, 2018	20.7	$0.2	$301.0	$603.3	$(45.5)	$(1.3)	$857.7	$—
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—	—
Net income	—	—	—	13.1	—	—	13.1	—
Other comprehensive income	—	—	—	—	6.8	—	6.8	—
Dividends	—	—	—	(5.3)	—	—	(5.3)	—
Share repurchases	—	—	(2.4)	—	—	—	(2.4)	—
Incentive plan activity	0.1	—	1.2	—	—	—	1.2	—
Balance, March 31, 2019	20.8	0.2	299.8	622.6	(50.2)	(1.3)	871.1	—
Net income	—	—	—	23.9	—	—	23.9	—
Other comprehensive loss	—	—	—	—	(2.6)	—	(2.6)	—
Dividends	—	—	—	(5.2)	—	—	(5.2)	—
Share repurchases	(0.2)	—	(12.6)	—	—	—	(12.6)	—
Incentive plan activity	—	—	1.6	—	—	—	1.6	—
Balance, June 30, 2019	20.6	0.2	288.8	641.3	(52.8)	(1.3)	876.2	—
LeanTeq acquisition	—	—	—	—	—	—	—	28.0
Net loss	—	—	—	(1.5)	—	—	(1.5)	—
Other comprehensive income	—	—	—	—	5.2	—	5.2	—
Dividends	—	—	—	(5.2)	—	—	(5.2)	—
Incentive plan activity	—	—	1.7	—	—	—	1.7	—
Balance, September 30, 2019	20.6	$0.2	$290.5	$634.6	$(47.6)	$(1.3)	$876.4	$28.0

Changes in shareholders' equity for the nine months ended September 30, 2018 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions)	Shares	Amount
Balance, December 31, 2017	21.3	$0.2	$347.9	$604.4	$(48.4)	$(1.3)	$902.8
Adoption of new accounting standard	—	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	12.6	—	—	12.6
Other comprehensive income	—	—	—	—	9.8	—	9.8
Dividends	—	—	—	(5.2)	—	—	(5.2)
Share repurchases	(0.2)	—	(16.9)	—	—	—	(16.9)
Incentive plan activity	0.1	—	(1.7)	—	—	—	(1.7)
Balance, March 31, 2018	21.2	0.2	329.3	611.5	(38.6)	(1.3)	901.1
Net income	—	—	—	9.9	—	—	9.9
Other comprehensive loss	—	—	—	—	(9.9)	—	(9.9)
Dividends	—	—	—	(5.1)	—	—	(5.1)
Share repurchases	(0.5)	—	(33.0)	—	—	—	(33.0)
Incentive plan activity	—	—	1.7	—	—	—	1.7
Balance, June 30, 2018	20.7	0.2	298.0	616.3	(48.5)	(1.3)	864.7
Net income	—	—	—	24.2	—	—	24.2
Other comprehensive income	—	—	—	—	11.8	—	11.8
Dividends	—	—	—	(5.0)	—	—	(5.0)
Share repurchases	—	—	(0.1)	—	—	—	(0.1)
Incentive plan activity	—	—	1.2	—	—	—	1.2
Balance, September 30, 2018	20.7	$0.2	$299.1	$635.5	$(36.7)	$(1.3)	$896.8

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $15.7 million were made during the nine months ended September 30, 2019.
In October 2019, our board of directors declared a dividend of $0.25 per share, payable on December 18, 2019 to all shareholders of record as of December 4, 2019.
In October 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the nine months ended September 30, 2019 we repurchased 0.2 million shares for $15.0 million. No shares were repurchased during the quarter ended September 30, 2019. The remaining amount of authorized purchases in the program at September 30, 2019 was $35.0 million. The board of directors' authorization expires in October 2020.

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

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries. hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment serviced is used to produce advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other applications.
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
Segment operating results and other financial data for the quarters and nine months ended September 30, 2019 and 2018 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Sales
Sealing Products	$226.9	$249.6	$690.7	$737.2
Engineered Products	72.9	78.1	231.4	249.4
Power Systems	74.0	61.4	201.1	167.2
	373.8	389.1	1,123.2	1,153.8
Intersegment sales	(0.8)	(0.9)	(2.9)	(3.2)
Net sales	$373.0	$388.2	$1,120.3	$1,150.6
Segment Profit
Sealing Products	$19.4	$35.9	$69.6	$78.9
Engineered Products	9.0	8.4	25.3	34.9
Power Systems	8.9	8.7	24.6	12.5
Total segment profit	37.3	53.0	119.5	126.3
Corporate expenses	(7.5)	(7.6)	(23.7)	(24.8)
Interest expense, net	(3.8)	(5.9)	(12.5)	(20.8)
Other expense, net	(25.8)	(15.0)	(30.3)	(17.6)
Income before income taxes	$0.2	$24.5	$53.0	$63.1

Segment assets are as follows:

	September 30, 2019	December 31, 2018
	(in millions)
Sealing Products	$1,379.0	$1,009.3
Engineered Products	229.0	220.5
Power Systems	261.9	266.1
Corporate	199.8	219.9
	$2,069.7	$1,715.8

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we do business for the quarters ended September 30, 2019 and 2018:

	Quarter Ended September 30, 2019
(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$16.1	$3.8	$—	$19.9
Automotive	0.5	17.8	—	18.3
Chemical and material processing	14.7	12.2	—	26.9
Food and pharmaceutical	13.0	0.2	—	13.2
General industrial	37.7	23.4	—	61.1
Medium-duty/heavy-duty truck	89.7	0.6	—	90.3
Navy and marine	0.2	—	63.3	63.5
Oil and gas	15.6	7.8	0.6	24.0
Power generation	11.9	2.5	9.9	24.3
Semiconductors	25.5	—	—	25.5
Other	1.3	4.5	0.2	6.0
Total third party sales	$226.2	$72.8	$74.0	$373.0

	Quarter Ended September 30, 2018
(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$14.3	$2.2	$—	$16.5
Automotive	1.3	20.7	—	22.0
Chemical and material processing	15.4	12.3	—	27.7
Food and pharmaceutical	9.5	0.2	—	9.7
General industrial	30.4	24.9	—	55.3
Medium-duty/heavy-duty truck	107.6	0.5	—	108.1
Navy and marine	0.3	—	46.7	47.0
Oil and gas	13.9	10.4	3.3	27.6
Power generation	14.1	3.6	10.5	28.2
Semiconductors	31.0	—	—	31.0
Other	11.0	3.2	0.9	15.1
Total third party sales	$248.8	$78.0	$61.4	$388.2

Below is a summary of our third party sales by major end market with which we do business for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30, 2019
(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$43.0	$9.5	$—	$52.5
Automotive	2.0	63.6	—	65.6
Chemical and material processing	43.3	37.4	—	80.7
Food and pharmaceutical	32.2	0.5	—	32.7
General industrial	123.6	74.1	—	197.7
Medium-duty/heavy-duty truck	276.7	0.9	—	277.6
Navy and marine	0.6	—	167.0	167.6
Oil and gas	46.6	29.6	3.0	79.2
Power generation	35.2	7.2	30.7	73.1
Semiconductors	78.0	—	—	78.0
Other	7.1	8.1	0.4	15.6
Total third party sales	$688.3	$230.9	$201.1	$1,120.3

	Nine Months Ended September 30, 2018
(in millions)	Sealing Products	Engineered Products	Power Systems	Total
Aerospace	$39.2	$6.5	$—	$45.7
Automotive	4.3	76.2	—	80.5
Chemical and material processing	39.6	39.1	—	78.7
Food and pharmaceutical	27.5	0.7	—	28.2
General industrial	125.2	78.0	—	203.2
Medium-duty/heavy-duty truck	302.9	0.8	—	303.7
Navy and marine	0.6	—	118.2	118.8
Oil and gas	41.7	33.6	7.5	82.8
Power generation	46.9	8.9	39.1	94.9
Semiconductors	89.6	—	—	89.6
Other	17.0	5.1	2.4	24.5
Total third party sales	$734.5	$248.9	$167.2	$1,150.6

14.	Derivatives and Hedging
In September 2018, we entered into cross-currency swap agreements (the "Original Swap") with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The Original Swap agreement matures on September 15, 2022.
In May 2019, we entered into additional cross-currency swap agreements (the "Additional Swap") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Additional Swap agreement matures on October 15, 2026.
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
We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At September 30, 2019, the combined fair values of the Original Swap and the Additional Swap were recorded as a $17.2 million asset within other assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

15.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2019	December 31, 2018
	(in millions)
Assets
Time deposits	$27.4	$33.4
Foreign currency derivatives	17.2	4.5
Deferred compensation assets	10.2	8.6
	$54.8	$46.5
Liabilities
Deferred compensation liabilities	$10.5	$8.9
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$666.3	$698.1	$464.9	$462.1

The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

16.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(8.8)	$(44.0)	$(52.8)
Other comprehensive income before reclassifications	3.9	—	3.9
Amounts reclassified from accumulated other comprehensive loss	—	1.3	1.3
Net current-period other comprehensive income (loss)	3.9	1.3	5.2
Ending balance	$(4.9)	$(42.7)	$(47.6)

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(9.0)	$(39.5)	$(48.5)
Other comprehensive income (loss) before reclassifications	3.0	(2.0)	1.0
Amounts reclassified from accumulated other comprehensive loss	—	10.8	10.8
Net current-period other comprehensive income	3.0	8.8	11.8
Ending balance	$(6.0)	$(30.7)	$(36.7)

Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(10.6)	$(34.9)	$(45.5)
Adoption of new accounting standard	—	(11.5)	(11.5)
Adjusted beginning balance	(10.6)	(46.4)	(57.0)
Other comprehensive income before reclassifications	5.7	—	5.7
Amounts reclassified from accumulated other comprehensive loss	—	3.7	3.7
Net current-period other comprehensive income	5.7	3.7	9.4
Ending balance	$(4.9)	$(42.7)	$(47.6)

Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2018 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(6.8)	$(41.6)	$(48.4)
Other comprehensive income (loss) before reclassifications	0.8	(2.0)	(1.2)
Amounts reclassified from accumulated other comprehensive loss	—	12.9	12.9
Net current-period other comprehensive income	0.8	10.9	11.7
Ending balance	$(6.0)	$(30.7)	$(36.7)

Reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Pension and other postretirement plans adjustments:
Actuarial losses	$1.7	$1.1	$5.0	$4.0	(1)
Prior service costs	0.1	0.1	0.2	0.2	(1)
Settlement loss	—	12.8	—	12.8	(1)
Total before tax	$1.8	$14.0	$5.2	$17.0	Income before income taxes
Tax benefit	(0.5)	(3.2)	(1.5)	(4.1)	Income tax expense
Net of tax	$1.3	$10.8	$3.7	$12.9	Net income (loss)

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 21 sites. At 16 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 21 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 3 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 5 sites. Our costs at 14 of the 21 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2019 and December 31, 2018, we had accrued liabilities aggregating $34.6 million and $31.1 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 21 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings, Inc. subsidiary (which, including its corporate predecessors is referred to as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.7 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.8 million remaining accrual at September 30, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York, which is also included in the 21 sites referred to above. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and EnPro Holdings, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that EnPro Holdings is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site.
After continued discussions with Honeywell, an agreement-in-principle has been reached to settle Honeywell's claim for $10 million in exchange for a full release of any and all claims based on Crucible's alleged contamination of Onondaga Lake. In light of this tentative settlement, for the third quarter of 2019, we increased our reserve for this matter by $3.5 million to reflect an aggregate reserve of $10 million. It is anticipated that the settlement will be completed and paid in the first quarter of 2020.
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
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive

Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of September 30, 2019 is $2.2 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro Holdings and Goodrich Corporation (EnPro's former corporate parent), in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We are aggressively defending this case. The additional reserve established in the year ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 27 residential, agricultural or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. These cases have been removed to the federal U.S. District Court and plaintiffs' challenge to such removal has been denied by the federal court. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
In October 2019, mediation of the case filed by the property owners (representing ownership of the 27 residential, agricultural and commercial properties) was conducted. As a result of that mediation, the claims of all of the property owners were settled for current and estimated future payments of $3.0 million in the aggregate. In exchange for these payments, the litigation is to be dismissed with prejudice, each plaintiff will release any and all claims that were or could have been brought against EnPro, and each property owner will file in the real property records of Yalobusha County, Mississippi, a deed restriction required by MDEQ as part of EnPro's required remediation.
Mediation of the lawsuit brought by Yalobusha County and the Board of Trustees of the Yalobusha County General Hospital is scheduled to be held in December 2019.
In light of this settlement and the upcoming mediation, for the third quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.4 million to reflect an aggregate reserve of $7.5 million. Beyond this increase, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
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
Changes in the product warranty liability for the nine months ended September 30, 2019 and 2018 are as follows:

	2019	2018
	(in millions)
Balance at beginning of year	$11.7	$5.3
Net charges to expense	6.7	5.8
Settlements made	(4.7)	(2.3)
Balance at end of period	$13.7	$8.8

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in late 2019 and a court ruling in early 2020.
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
As of September 30, 2019, approximately $6.7 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $6.7 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $6.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that $4.2 million will be collected in the fourth quarter of 2019 and $2.5 million will be collected in 2020.
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
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $6.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Quarter Ended September 30, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$266.3	$143.4	$(36.7)	$373.0
Cost of sales	—	197.7	97.0	(36.7)	258.0
Gross profit	—	68.6	46.4	—	115.0
Operating expenses:
Selling, general and administrative	11.5	45.1	27.5	—	84.1
Other	—	1.4	0.9	—	2.3
Total operating expenses	11.5	46.5	28.4	—	86.4
Operating income (loss)	(11.5)	22.1	18.0	—	28.6
Interest income (expense), net	(3.0)	(1.0)	0.2	—	(3.8)
Other expense	—	(24.5)	(0.1)	—	(24.6)
Income (loss) before income taxes	(14.5)	(3.4)	18.1	—	0.2
Income tax benefit (expense)	—	4.3	(6.0)	—	(1.7)
Income (loss) before equity in earnings of subsidiaries	(14.5)	0.9	12.1	—	(1.5)
Equity in earnings of subsidiaries, net of tax	13.0	12.1	—	(25.1)	—
Net income (loss)	$(1.5)	$13.0	$12.1	$(25.1)	$(1.5)
Comprehensive income	$3.7	$8.0	$5.8	$(13.8)	$3.7

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$799.8	$440.2	$(119.7)	$1,120.3
Cost of sales	—	587.4	299.4	(119.7)	767.1
Gross profit	—	212.4	140.8	—	353.2
Operating expenses:
Selling, general and administrative	35.7	134.3	85.7	—	255.7
Other	0.4	2.0	2.3	—	4.7
Total operating expenses	36.1	136.3	88.0	—	260.4
Operating income (loss)	(36.1)	76.1	52.8	—	92.8
Interest income (expense), net	(9.4)	(3.9)	0.8	—	(12.5)
Other expense	—	(27.1)	(0.2)	—	(27.3)
Income (loss) before income taxes	(45.5)	45.1	53.4	—	53.0
Income tax benefit (expense)	3.8	(4.1)	(17.2)	—	(17.5)
Income (loss) before equity in earnings of subsidiaries	(41.7)	41.0	36.2	—	35.5
Equity in earnings of subsidiaries, net of tax	77.2	36.2	—	(113.4)	—
Net income	$35.5	$77.2	$36.2	$(113.4)	$35.5
Comprehensive income	$44.9	$73.2	$32.6	$(105.8)	$44.9

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

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$83.1	$30.2	$55.9	$(18.5)	$150.7
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(17.0)	(6.8)	—	(23.8)
Proceeds from sale of business	—	3.6	—	—	3.6
Acquisitions, net of cash acquired	—	(271.2)	(39.2)	—	(310.4)
Proceeds from sale of property, plant, and equipment		0.4	0.4	—	0.8
Other	—	(2.6)	(0.3)	—	(2.9)
Net cash used in investing activities	—	(286.8)	(45.9)	—	(332.7)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(47.4)	52.5	(5.1)	—	—
Intercompany dividends	—	—	(18.5)	18.5
Proceeds from debt	—	566.9	—	—	566.9
Repayments of debt	—	(365.1)	—	—	(365.1)
Repurchase of common stock	(15.0)			—	(15.0)
Dividends paid	(15.7)			—	(15.7)
Other	(5.0)	—	—	—	(5.0)
Net cash provided by (used in) financing activities	(83.1)	254.3	(23.6)	18.5	166.1
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.6)	—	(1.6)
Net decrease in cash and cash equivalents	—	(2.3)	(15.2)	—	(17.5)
Cash and cash equivalents at beginning of period	—	2.3	127.3	—	129.6
Cash and cash equivalents at end of period	$—	$—	$112.1	$—	$112.1

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2018
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES	$69.5	$145.6	$57.6	$(114.3)	$158.4
INVESTING ACTIVITIES
Purchases of property, plant and equipment	—	(37.5)	(8.2)	—	(45.7)
Receipts from derivative contracts	9.3	—	—	—	9.3
Proceeds from sale of property, plant and equipment	—	26.0	0.6	—	26.6
Other	—	(1.8)	(0.2)	—	(2.0)
Net cash provided by (used in) investing activities	9.3	(13.3)	(7.8)	—	(11.8)
FINANCING ACTIVITIES
Net payments on loans between subsidiaries	(8.0)	8.4	(0.4)	—	—
Intercompany dividends	—	—	(114.3)	114.3	—
Proceeds from debt	—	454.9	—	—	454.9
Repayments of debt	—	(594.4)	—	—	(594.4)
Repurchase of common stock	(50.0)	—	—	—	(50.0)
Dividends paid	(15.3)	—	—	—	(15.3)
Other	(5.5)	(1.2)	—	—	(6.7)
Net cash used in financing activities	(78.8)	(132.3)	(114.7)	114.3	(211.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.5)	—	(4.5)
Net decrease in cash and cash equivalents	—	—	(69.4)	—	(69.4)
Cash and cash equivalents at beginning of period	—	—	189.3	—	189.3
Cash and cash equivalents at end of period	$—	$—	$119.9	$—	$119.9

ENPRO INDUSTRIES, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)
As of September 30, 2019
(in millions)

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$112.1	$—	$112.1
Accounts receivable, net	0.2	200.3	86.6	—	287.1
Intercompany receivables	—	16.8	11.4	(28.2)	—
Inventories	—	153.3	72.2	—	225.5
Income tax receivable	27.3	0.3	10.9	—	38.5
Prepaid expenses and other current assets	5.7	22.1	6.6	—	34.4
Total current assets	33.2	392.8	299.8	(28.2)	697.6
Property, plant and equipment, net	—	195.6	89.3	—	284.9
Goodwill	—	291.1	193.9	—	485.0
Other intangible assets, net	—	232.7	261.6	—	494.3
Intercompany receivables	—	2.8	5.1	(7.9)	—
Investment in subsidiaries	1,218.7	665.4	—	(1,884.1)	—
Other assets	31.9	39.6	36.4	—	107.9
Total assets	$1,283.8	$1,820.0	$886.1	$(1,920.2)	$2,069.7
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$—	$0.4	$—	$—	$0.4
Accounts payable	2.0	71.4	32.2	—	105.6
Intercompany payables	—	11.4	16.8	(28.2)	—
Accrued expenses	20.5	112.9	67.4	—	200.8
Total current liabilities	22.5	196.1	116.4	(28.2)	306.8
Long-term debt	345.2	320.4	0.3	—	665.9
Intercompany payables	3.7	1.4	2.8	(7.9)	—
Other liabilities	36.0	55.4	101.2	—	192.6
Total liabilities	407.4	573.3	220.7	(36.1)	1,165.3
Redeemable non-controlling interest	—	28.0	—	—	28.0
Shareholders’ equity	876.4	1,218.7	665.4	(1,884.1)	876.4
Total liabilities and equity	$1,283.8	$1,820.0	$886.1	$(1,920.2)	$2,069.7

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
Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 51 primary manufacturing facilities located in 12 countries, including the United States.
We manage our business as three segments: a Sealing Products segment, an Engineered Products segment, and a Power Systems segment.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, custom-engineered mechanical seals for applications in the aerospace industry and other markets, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment serviced is used to produce advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other applications.
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

For the nine months ended September 30, 2019, we recognized a $4.1 million increase to the loss provision. We experienced $2.1 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the period, a $2.6 million increase in projected total project costs, partially offset by $0.6 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. For the nine months ended September 30, 2018, we recognized a $1.1 million increase to the loss provision. During this period, we experienced $2.1 million of unfavorability related to the weakening of the Euro versus the U.S. Dollar during the period, a $0.9 million increase in total project costs, partially offset by a $1.9 million increase in total contract revenues resulting from a favorable adjustment to future billing amounts as a result of a contractual cost indices adjustment. At September 30, 2019 and December 31, 2018, the cumulative program loss recognized was $20.9 million and $13.7 million, respectively.

As of September 30, 2019, Fairbanks Morse had completed the model unit and shipped 16 of the remaining 20 production engine-generator sets under the EDF contract. We expect to ship the remaining 4 production engine-generator sets by January 2020 and the 2 spares in 2020. The contract includes contractual penalties for late delivery and our profitability under the contract could be further adversely affected to the extent any penalties apply to any late deliveries. In addition, our profitability could be adversely affected if we do not realize certain anticipated internal efficiency gains while performing under the contract, additional service is required on delivered engine-generator sets for which Fairbanks Morse may not be compensated under the contract, or other claims are made with respect to the contract.

On July 2, 2019, we acquired The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL). Headquartered in Limonest, France, The Aseptic Group distributes, designs, and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. The Aseptic Group has been included as part of EnPro’s Garlock division within the Sealing Products segment.

On September 25, 2019, we acquired the outstanding equity securities of LeanTeq, LLC and LeanTeq Co., Ltd. (collectively "LeanTeq"), a privately-held, Taiwan-based company. LeanTeq provides refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment is used to produce the latest and most technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity (5G), artificial intelligence, and other leading-edge applications. LeanTeq has been included as part of EnPro's Technetics division within the Sealing Products segment.

LeanTeq was founded in 2011, is headquartered in Taoyuan City, Taiwan, and has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment services have historically represented approximately 65% of LeanTeqs total sales. LeanTeq’s suite of services includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added services.

In connection with the consummation of the LeanTeq acquisition, two LeanTeq equity holders who are managers of LeanTeq (the “LeanTeq Executives”) applied approximately 10% of the total transaction consideration paid in the acquisition to purchase equity interests of our subsidiary (the “Acquisition Subsidiary”) acquiring LeanTeq pursuant to an agreement (the “LLC Agreement”) entered into upon the closing of the LeanTeq acquisition (the “Closing”). Under the LLC Agreement, each of the LeanTeq Executives will also have the right to sell to us, and we will have the right to purchase from each of the LeanTeq Executives, the LeanTeq Executive’s equity interests in the Acquisition Subsidiary, following the third anniversary of the Closing, a change-of-control of the Acquisition Subsidiary or EnPro, dissolution of the Acquisition Subsidiary, termination of employment, death or disability of the LeanTeq Executive, and certain other circumstances such as a dispute regarding our performance of the LLC Agreement. The consideration, which is payable in two installments, in such purchase and sale arrangements is generally to be based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the Acquisition Subsidiary, plus cash and less indebtedness of the Acquisition Subsidiary prior to the relevant installment payment, subject to certain adjustments dependent upon the circumstances of the purchase and sale.

The combined purchase price of the LeanTeq and The Aseptic Group acquisitions was approximately $338.4 million, net of cash acquired and including the equity rollover from the LeanTeq Executives.

In September 2019, we recorded a $15.2 million pre-tax loss related to the sale of certain assets and certain liabilities of our brake products business unit, a supplier of steel brake shoes to the North American heavy-duty truck market, located in Rome, Georgia and included in our Sealing Product segment. The loss is composed of the loss on the sale of the business, which closed on September 25, 2019, and the loss on the sale of the facility, which is expected close in the fourth quarter of 2019.

The loss is comprised of a $12.0 million non-cash loss on the sale of the business and the facility and a $3.2 million loss related to contract cancellation costs, severance, and other expenses. The expected closing of the building in the fourth quarter of 2019 will not result in a gain or loss in that period.

The aggregate sales price for the transaction is $7.0 million, of which we received $3.6 million in the third quarter of 2019 at the closing of the sale of the business, will receive $3.0 million at the closing of the sale of the building in the fourth quarter of 2019, and expect to receive the balance of $0.4 million in 2020. The assets, liabilities, and results of operations for the brake products business unit are not significant to our consolidated financial position or result of operations.
Outlook

Our Power Systems segment reported strong results, with both sales and earnings up significantly compared to the first nine months of the prior year due to strong demand for military marine engines and aftermarket parts and services. The growth in Power Systems was more than offset by substantial year-over-year decline in profitability in Sealing Products resulting from challenges in our heavy-duty trucking business, driven primarily by lower volumes related to market decline and by warranty charges. Our performance was also affected by weakness within Engineered Products, market headwinds in the semiconductor capital equipment market, a negative translation impact due to a stronger dollar, and decreased sales in Sealing Products as a result of exiting the gas turbine business in 2018.

While we continued to see growth in engine aftermarket parts, military marine engine sales, aerospace, and mid-stream oil and gas in the third quarter, this growth was more than offset by a combination of weakness in heavy-duty trucking, semiconductor capital equipment market, general industrial, automotive, a negative translation impact due to a stronger dollar, and decreased sales in Sealing Products as a result of exiting the gas turbine business in 2018.
    In connection with our growth strategy, we will continue to evaluate making additional acquisitions that meet our acquisition criteria. We will also consider making additional strategic divestitures. The effect of such acquisitions and divestitures cannot be predicted and therefore is not reflected in this outlook.
Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Sales
Sealing Products	$226.9	$249.6	$690.7	$737.2
Engineered Products	72.9	78.1	231.4	249.4
Power Systems	74.0	61.4	201.1	167.2
	373.8	389.1	1,123.2	1,153.8
Intersegment sales	(0.8)	(0.9)	(2.9)	(3.2)
Net sales	$373.0	$388.2	$1,120.3	$1,150.6
Segment Profit
Sealing Products	$19.4	$35.9	$69.6	$78.9
Engineered Products	9.0	8.4	25.3	34.9
Power Systems	8.9	8.7	24.6	12.5
Total segment profit	37.3	53.0	119.5	126.3
Corporate expenses	(7.5)	(7.6)	(23.7)	(24.8)
Interest expense, net	(3.8)	(5.9)	(12.5)	(20.8)
Other expense, net	(25.8)	(15.0)	(30.3)	(17.6)
Income before income taxes	$0.2	$24.5	$53.0	$63.1
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
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters and nine months ended September 30, 2019 and 2018 with the exception of $2.2 million, $0.7 million, $4.4 million, and $5.1 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarters and nine months ended September 30, 2019 and 2018 also includes $1.1 million, $0.9 million, $2.7 million and $2.0 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Third Quarter of 2019 Compared to the Third Quarter of 2018

Sales of $373.0 million in the third quarter of 2019 decreased 3.9% from $388.2 million in the third quarter of 2018. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Third Quarter 2019 vs. Third Quarter 2018
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.6)%	(0.9)%	(2.4)%	(3.9)%
Sealing Products	(0.9)%	(0.6)%	(7.6)%	(9.1)%
Engineered Products	—%	(2.5)%	(4.2)%	(6.7)%
Power Systems	—%	—%	20.5%	20.5%
Following is a discussion of operating results for each segment during the third quarter of 2019:
Sealing Products. Sales of $226.9 million in the third quarter of 2019 reflect a 9.1% decrease compared to the $249.6 million reported in the same period of 2018. Excluding the unfavorable foreign exchange translation ($1.7 million) and the net impact of acquisitions and divestitures ($2.0 million), sales were down 7.6% or $19.0 million. This decline was due primarily to softness in the semiconductor capital equipment and heavy-duty trucking markets, partially offset by strength in the midstream oil and gas markets.
Segment profit of $19.4 million in the third quarter of 2019 was a decrease of 46.0% from $35.9 million reported in the same period of 2018. Operating margins for the segment decreased from 14.4% in the third quarter of 2018 to 8.6% in the third quarter of 2019. Excluding a year-over-year increase in restructuring costs ($0.8 million), a year-over-year increase in acquisition-related costs ($4.3 million), unfavorable foreign exchange translation ($0.3 million), and removing the effect of acquisitions and divestitures ($0.7 million), segment profit decreased $10.4 million, or 28.6% compared to the prior year. The decrease in segment profit was driven by the aforementioned decrease in sales ($7.7 million), 2018 legal settlements favorably impacting prior year ($4.2 million), increased warranty charges driven primarily by products in our heavy-duty trucking business ($3.1 million), and an unfavorable product mix ($2.0 million). These decreases were partially offset by increased pricing ($2.6 million), more favorable material savings driven by steel, rubber, and aluminum ($2.5 million), reduced incentive compensation costs ($1.5 million), and reduced medical expenses ($1.3 million).
Engineered Products. Sales in the third quarter of 2019 decreased 6.7% to $72.9 million from $78.1 million reported in the same period of 2018. Excluding the impact of unfavorable foreign exchange translation ($1.9 million), sales were down 4.2% or $3.2 million primarily due to weakness in automotive and general industrial markets, partially offset by strength in the aerospace market.
Segment profit in the third quarter of 2019 was $9.0 million compared to $8.4 million in the same period of 2018, an increase of $0.6 million, or 7.1%. Operating margins for the segment were 12.3%, which was up from 10.8% in the third quarter of 2018. Excluding the impact of unfavorable foreign exchange translation ($0.3 million), acquisition expenses ($0.1 million), and increased restructuring costs of ($0.2 million), segment profit increased $1.2 million, or 13.3%, driven mainly by a favorable product mix ($0.8 million), reduced marketing and selling costs driven by restructuring initiatives ($0.8 million), increased labor efficiencies, including reduced scrap and rework ($1.1 million), and reduced incentive compensation costs ($0.5 million), partially offset by lower sales volume ($2.0 million).
Power Systems. Sales of $74.0 million in the third quarter of 2019 increased $12.6 million, or 20.5%, from $61.4 million in the same period of 2018. The increase was driven by strong military marine engine and aftermarket parts sales, partially offset by lower sales to the power generation market.
The segment reported a profit of $8.9 million in the third quarter of 2019 compared to $8.7 million in the third quarter of 2018. Operating margins for the segment were 12.0% in the third quarter of 2019 compared to 14.2% in the third quarter of 2018. Excluding the year-over-year favorable impact of foreign exchange on the EDF contract ($1.2 million), and the year-over-year increase in restructuring and impairment charges ($0.8 million), segment profit increased $2.2 million, or 24.0%. This was mainly driven by a change in product mix, with higher aftermarket parts and services revenue having a positive impact on margins ($4.7 million), partially offset by inventory write downs ($1.4 million) and higher personnel and professional costs ($1.1 million).
Corporate expenses for the third quarter of 2019 decreased $0.1 million as compared to the same period in 2018. The decrease was driven primarily by decreased incentive compensation costs ($0.7 million), partially offset by increased legal and audit fees ($0.4 million).

Interest expense, net in the third quarter of 2019 decreased by $2.1 million as compared to the same period of 2018, primarily due to a decrease in average outstanding debt, a lower average interest rate on outstanding debt in the current quarter in comparison to prior year, and higher interest credits in the current year associated with our cross-currency swap agreements.
Other expense, net in the third quarter of 2019 increased by $10.8 million as compared to the same period of 2018, due mainly to a $15.3 million loss on sale of business in 2019, $7.8 million increase in environmental reserve adjustments and other costs associated with disposed businesses, and a $0.5 million increase in pension (non-service) costs, offset by a $12.8 million prior-year unfavorable pension settlement cost.

The effective tax rates for the third quarter of September 30, 2019 and 2018 were 878.7% and 1.2%, respectively. The higher effective tax rate for the three months ended September 30, 2019 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with new minimum tax on certain non-U.S. earnings and disproportionately higher pre-tax income in higher foreign tax jurisdictions. Pre-tax income in the U.S. was adversely impacted a loss on divestiture, acquisition costs, and environmental charges. The effective tax rate for the quarter ending September 30, 2018 included the minimum tax on certain non-U.S. earnings, the favorable impact of discrete items occurring in the quarter resulting from a refinement of the provisional estimate of our transition tax, and the tax benefit associated with the pension annuitization completed in the third quarter of 2018.

Net loss was $1.5 million, or $(0.08) per share, in the third quarter of 2019 compared to net income of $24.2 million, or $1.16 per share, in the same period of 2018. Earnings per share is expressed on a diluted basis.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Sales of $1,120.3 million in the first nine months of 2019 decreased 2.6% from $1,150.6 million in the first nine months of 2018. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.9)%	(1.4)%	(0.3)%	(2.6)%
Sealing Products	(1.3)%	(1.0)%	(4.0)%	(6.3)%
Engineered Products	—%	(3.8)%	(3.4)%	(7.2)%
Power Systems	—%	(0.1)%	20.4%	20.3%
Following is a discussion of operating results for each segment during the first nine months of 2019:
Sealing Products. Sales of $690.7 million in the first nine months of 2019 reflect a 6.3% decrease compared to the $737.2 million reported in the same period of 2018. Excluding the unfavorable foreign exchange translation ($7.5 million) and the net impact of acquisitions and divestitures ($9.8 million), sales were down 4.0% or $29.2 million. This decline was due primarily to softness in the semiconductor capital equipment and heavy-duty trucking markets, partially offset by strengthening in aerospace and midstream oil and gas markets.
Segment profit of $69.6 million in the first nine months of 2019 decreased 11.8% from $78.9 million reported in the same period of 2018. Operating margins for the segment decreased from 10.7% in the first nine months of 2018 to 10.1% in the first nine months of 2019. Excluding a year-over-year increase in restructuring costs ($0.1 million), a year-over-year increase in acquisition-related costs ($5.7 million), unfavorable foreign exchange translation ($1.2 million), and a net favorable year-over-year impact of acquisitions and divestitures ($6.8 million), segment profit decreased $9.1 million, or 10.2% compared to the prior year. The decrease in segment profit was driven by a decrease in sales volume ($15.0 million), unfavorable product mix ($5.3 million), 2018 legal settlements favorably impacting prior year ($4.2 million), partially offset by increased pricing ($6.1 million), manufacturing efficiencies ($4.0 million), reduced marketing and selling costs driven by restructuring activities ($1.9 million), reduced material costs ($1.6 million) and reduced incentive compensation ($1.4 million).
Engineered Products. Sales in the first nine months of 2019 decreased 7.2% to $231.4 million from $249.4 million reported in the same period of 2018. Excluding the impact of unfavorable foreign exchange translation ($9.6 million), sales were down 3.4% or $8.4 million primarily due to weakness in automotive and general industrial markets.

Segment profit in the first nine months of 2019 was $25.3 million compared to $34.9 million in the same period of 2018, a decrease of $9.6 million, or 27.5%. Operating margins for the segment were 10.9%, which was down from 14.0% in the first nine months of 2018. Excluding the impact of unfavorable foreign exchange translation ($1.6 million), increased acquisition expenses ($0.6 million), and increased restructuring charges ($0.2 million) segment profit decreased $7.2 million, or 20.3%, driven mainly by decreased sales volume ($5.2 million), increased manufacturing costs ($2.1 million) and increased research and development costs ($1.0 million), partially offset by a more favorable product mix ($1.1 million).
Power Systems. Sales of $201.1 million in the first nine months of 2019 increased $33.9 million, or 20.3%, from $167.2 million in the same period of 2018. Excluding the impact of unfavorable foreign exchange translation ($0.1 million), sales increased by $34.0 million, or 20.4%. The increase was driven by strong military marine engine and aftermarket parts and services sales, partially offset by lower sales to the power generation market.
The segment reported a profit of $24.6 million in the first nine months of 2019 compared to $12.5 million in the first nine months of 2018, an increase of 96.8%. Operating margins for the segment were 12.2% in the first nine months of 2019 compared to 7.5% in the first nine months of 2018. Excluding the impact of foreign exchange on the EDF contract in both 2019 and 2018, which results in a year-over-year unfavorable impact ($0.1 million) and an increase in restructuring and impairment charges ($0.5 million), segment profit increased $12.8 million, or 86.0%. This was mainly driven by a change in product mix, with higher aftermarket parts and services revenue having a positive impact on margins ($16.7 million), partially offset by a decrease margin on engine contract ($3.0 million) and inventory write downs ($1.3 million).
Corporate expenses for the first nine months of 2019 decreased $1.1 million as compared to the same period in 2018. The decrease was driven primarily by overall decreased medical costs ($1.3 million), and decreased research and development costs ($1.0 million) due to the discontinuance of corporate funded R&D beginning in 2019, partially offset by the favorable 2018 impact of recognizing share based award at fair value due to the decline in our share price during the period ($0.9 million), and increased consulting fees ($0.5 million).
Interest expense, net in the first nine months of 2019 decreased by $8.3 million as compared to the same period of 2018, primarily due to a decrease in average outstanding debt and higher interest credits in the current year associated with our cross-currency swap agreements.
Other expense, net in the first nine months of 2019 increased by $12.7 million as compared to the same period of 2018, due mainly to a $15.3 million loss on sale of business in 2019, $7.2 million increase in environmental reserve costs and other costs from previously disposed of businesses, and a $3.2 million increase in pension (non-service) costs. These increases were partially offset by a $12.8 million prior year unfavorable pension settlement cost.

The effective tax rates for the nine months ended September 30, 2019 and 2018 were 33.0% and 26.0%, respectively. The effective tax rates for the nine months ended September 30, 2019 and 2018 reflect the impact of the reduction in the U.S. federal statutory income tax rate to 21.0%, partially offset by the minimum tax on certain non-U.S. earnings, and higher tax rates in foreign jurisdictions.

Net income was $35.5 million, or $1.71 per share, in the first nine months of 2019 compared to net income of $46.7 million, or $2.20 per share, in the same period of 2018. Earnings per share is expressed on a diluted basis.
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
As of September 30, 2019, we held all of our $112.1 million of cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income. In addition, as of September 30, 2019, we had a net current income tax receivable totaling $21.3 million.
Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $254.6 million at September 30, 2019 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

Cash Flows
Operating activities provided $150.7 million and $158.4 million of cash in the first nine months of 2019 and 2018, respectively. The decrease was due primarily to lower net income tax refunds, lower asbestos insurance receipts in 2019, and lower net income, partially offset by improved working capital in our Power Systems segment and lower pension contributions.
Investing activities used $332.7 million and $11.8 million of cash during the first nine months of 2019 and 2018, respectively. The increase in cash usage was driven by $310.4 million used for acquiring businesses, $25.8 million received in 2018 for the sale of fixed assets, primarily from sale of land and building at Oxford, Massachusetts as we exited our industrial gas turbine business of our Technetics division in the Sealing Products segment, partially offset by lower capital expenditures in 2019 ($21.9 million).
Financing activities provided $166.1 million in cash in the first nine months of 2019, primarily from $150 million in proceeds from a new term loan facility, and a $51.8 million net draw on the revolver, partially offset by $15.0 million in cash used to repurchase shares and $15.7 million in dividends paid. Financing activities in the first nine months of 2018 used cash of $211.5 million, primarily from $50 million in cash used to repurchase shares, $15.3 million in dividends paid, and $139.4 million in net repayments on our revolving credit facility. Funding for the 2018 activity was mainly derived from tax refunds and repatriation of previously taxed earnings from our foreign subsidiaries.
Capital Resources
Senior Secured Credit Facilities. On September 25, 2019, we entered into a First Amendment (the "First Amendment") to our Second Amended and Restated Credit Agreement (the "Credit Agreement”) among EnPro Industries, Inc. and EnPro Holdings, Inc., a wholly owned subsidiary of the Company (“EnPro Holdings”), as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”) and a five-year, senior secured term loan facility of $150.0 million (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Facilities"). The Amended Credit Agreement also provides that the borrowers may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $225.0 million and 100% of consolidated EBITDA (as defined) for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio.
Initially, borrowings under the Facilities bear interest at an annual rate of LIBOR plus 1.50% or base rate plus 0.50%, although the interest rates under the Facilities are subject to incremental increases based on a consolidated total net leverage ratio.  In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.175%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
The Term Loan Facility will amortize on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan Facility in each of years one through three, 5.00% of such original principal amount in year four, and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity.
The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events, and non-permitted debt issuances.
The Company and EnPro Holdings are the permitted borrowers under the Revolving Credit Facility.  We have the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of our domestic, consolidated subsidiaries are required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has entered into the Credit Agreement to provide such a guarantee.
Borrowings under the Facilities are secured by a first-priority pledge of the following assets:

•	100% of the capital stock of each domestic, consolidated subsidiary of the Company (other than unrestricted subsidiaries);

•	65% of the capital stock of any first tier foreign subsidiary of the Company and its domestic, consolidated subsidiaries (other than unrestricted subsidiaries); and

•
substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, certain owned real estate and related fixtures, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash) of the Company and its domestic, consolidated subsidiaries (other than unrestricted subsidiaries)
The Credit Agreement contains certain financial covenants and required financial ratios, including:

•
a maximum consolidated total net leverage ratio of not more than 4.25 to 1.0 (with total debt, for the purposes of such ratio, to be net of up to $125 million of unrestricted cash of EnPro Industries, Inc. and its domestic, consolidated subsidiaries), which ratio will decrease to 4.0 to 1.0 for each fiscal quarter beginning with the fiscal quarter ending December 31, 2020 and, once so decrease, may be increased (up to three times) at the borrowers' option to not more than 4.5 to 1.0 for the for-quarter period following a significant acquisition; and

•	a minimum consolidated interest coverage ratio of at least 2.5 to 1.0.
The Credit Agreement contains affirmative and negative covenants (subject, in each case, to customary exceptions and qualifications), including covenants that limit our ability to, among other things:

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

We were in compliance with all covenants of the Revolving Credit Facility as of September 30, 2019.
The borrowing availability at September 30, 2019 under the Amended Credit Agreement was $212.8 million, representing the $550.0 million amount of the Facilities less $17.5 million reserved for outstanding letters of credit and $319.7 million of outstanding borrowings.
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

Share Repurchase Program. In October 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the nine months ended September 30, 2019, we repurchased 0.2 million shares for

$15.0 million. The remaining amount of authorized purchases in the program at September 30, 2019 was $35.0 million. The program will expire in October 2020.

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 21 sites. At 16 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 21 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 3 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 5 sites. Our costs at 14 of the 21 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
As of September 30, 2019 and December 31, 2018, we had accrued liabilities aggregating $34.6 million and $31.1 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 21 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 17 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 21 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings, Inc. subsidiary (which, including its corporate predecessors is referred to as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.

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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.7 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.8 million remaining accrual at September 30, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York, which is also included in the 21 sites referred to above. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983. The New York State Department of Environmental Conservation (“NYSDEC”) has contacted us and EnPro Holdings, as well as other parties, demanding reimbursement of unquantified environmental response costs incurred by NYSDEC and the EPA at the Onondaga Site. NYSDEC and EPA have alleged that contamination from the Crucible facility contributed to the need for environmental response actions at the Onondaga Site. We have also received notice from the Natural Resource Trustees for the Onondaga Lake Superfund Site (which are the U.S. Department of Interior, NYSDEC, and the Onondaga Nation) alleging that EnPro Holdings is considered to be a potentially responsible party for natural resource damages at the Onondaga Site. In addition, Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, has informed us that it has claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. We have entered into tolling agreements with NYSDEC, the EPA and Honeywell. On May 4, 2016, we received from Honeywell a summary of its claims, including for a portion of its costs for the remediation of the Onondaga Site in accordance with its settlement with NYSDEC and EPA. Based on limited information available with respect to estimated remediation costs and the respective allocation of responsibility for remediation among potentially responsible parties, we previously were unable to estimate a reasonably possible range of loss associated with Crucible’s activities that may have affected the Onondaga Site.
After continued discussions with Honeywell, an agreement-in-principle has been reached to settle Honeywell's claim for $10 million in exchange for a full release of any and all claims based on Crucible's alleged contamination of Onondaga Lake. In light of this tentative settlement, for the third quarter of 2019, we increased our reserve for this matter by $3.5 million to reflect an aggregate reserve of $10 million. It is anticipated that the settlement will be completed and paid in the first quarter of 2020.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area and the Onondaga site, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.

In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of September 30, 2019 is $2.2 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro Holdings and Goodrich Corporation (EnPro's former corporate parent), in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. We are aggressively defending this case. The additional reserve established in the year ended December 31, 2017, noted above, does not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. On January 31, 2019, some of these property owners (representing ownership of 27 residential, agricultural or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that has come onto their properties. These cases have been removed to the federal U.S. District Court and plaintiffs' challenge to such removal has been denied by the federal court. In addition, it is our understanding that other area homeowners, owners of commercial facilities and possibly other private parties and individuals may be separately evaluating possible legal action relating to potential vapor intrusion and groundwater contamination.
In October 2019, mediation of the case filed by the property owners (representing ownership of the 27 residential, agricultural and commercial properties) was conducted. As a result of that mediation, the claims of all of the property owners were settled for current and estimated future payments of $3.0 million in the aggregate. In exchange for these payments, the litigation is to be dismissed with prejudice, each plaintiff will release any and all claims that were or could have been brought against EnPro, and each property owner will file in the real property records of Yalobusha County, Mississippi, a deed restriction required by MDEQ as part of EnPro's required remediation.
Mediation of the lawsuit brought by Yalobusha County and the Board of Trustees of the Yalobusha County General Hospital is scheduled to be held in December 2019.
In light of this settlement and the upcoming mediation, for the third quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.4 million to reflect an aggregate reserve of $7.5 million. Beyond this increase, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
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
Changes in the carrying amount of the product warranty liability for the nine months ended September 30, 2019 and 2018 are as follows:

	2019	2018
	(in millions)
Balance at beginning of year	$11.7	$5.3
Net charges to expense	6.7	5.8
Settlements made	(4.7)	(2.3)
Balance at end of period	$13.7	$8.8
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have begun briefing their legal positions, and we expect court hearings to begin in late 2019 and a court ruling in early 2020.
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
As of September 30, 2019, approximately $6.7 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $6.7 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $6.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that $4.2 million will be collected in the fourth quarter of 2019 and $2.5 million will be collected in 2020.
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
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $6.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $2.6 million and $7.7 million at September 30, 2019 and December 31, 2018, respectively.
In September 2018, we entered into cross-currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The swap agreement matures on September 15, 2022.
In May 2019, we entered into additional cross-currency swap agreements with a notional amount of $100.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5% , with interest payment dates of April 15 and October 15 of each year. The swap agreement matures on October 15, 2026.
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

Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that due to a material weakness in our internal control over financial reporting identified in July 2019 and not yet remediated, our disclosure controls and procedures continued to not be effective as of September 30, 2019.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

In July 2019, we identified deficiencies that constituted a material weakness in the Company’s internal control over financial reporting with respect to the design and maintenance of controls over the accounting for income taxes. Specifically, we did not design and maintain effective controls to (1) sufficiently review and validate information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (2) sufficiently review the completeness and accuracy of input data used in the calculation of a new annual federal tax which became effective in 2018 under the 2017 Jobs and Tax Act and certain recurring tax credits. These deficiencies led to certain errors related to items affecting the provision for income tax expense and related accounts reported for the year ended December 31, 2018, which had the effect of understating income tax expense for the year by approximately $5.0 million.

Remediation Plan

As part of our commitment to strengthening our internal control over financial reporting, in the quarter ended September 30, 2019, we began implementing remedial actions under the oversight of the Audit Committee of our Board of Directors to address these deficiencies, including:

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

During the quarter ended September 30, 2019, we made significant progress in identifying enhancements to our quarterly tax provision process to remediate the deficiencies noted above. We implemented these identified enhancements to quarterly tax controls including improvements to process, approval and documentation.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above under the caption “Remediation Plan,” there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2019.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2019	—		—		—	35,000,000	(1)
August 1 – August 31, 2019	—		—		—	35,000,000	(1)
September 1 – September 30, 2019	729	(2)	$68.71	(2)	—	35,000,000	(1)
Total	729	(2)	$68.71	(2)	—	35,000,000	(1)

(1)
On October 31, 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 31, 2018. Pursuant to this authorization, $35,000,000 remained available at the end of the period.

(2)
In September 2019, a total of 729 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 74 were valued at a price of $69.22, the closing trading price of our common stock on September 18, 2019, and 655 of these shares were valued at a price of $68.65 per share, the closing trading price of our common stock on September 30, 2019. Accordingly, the total 729 shares were valued at a weighted average price of $68.71. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

Item 5.	Other Information.
On October 30, 2019, our Board of Directors adopted Amended and Restated Bylaws (as amended, the “Bylaws”) to replace our then-existing bylaws. The Bylaws include amendments to the then-existing provisions that require shareholders intending to nominate any candidate for election as a director at any meeting of the Company’s shareholders to provide advance notice to the Company of their intention to make such a nomination. Such amendments enhance the requirements with respect to the information to be provided by shareholders in connection with such notice to expand the information that the shareholder and specified other persons (each a “Proposing Person”) must provide to the Company at specified times in advance of the applicable meeting to include the Proposing Person’s direct and indirect ownership interests, derivative interests, dividend and voting rights, and other rights or interests connected to the Company’s stock and updates of the specified required information, if necessary, as of the record date for the applicable meeting. Such additional information is specified in clause (ii)(B) of the second paragraph of Section 1.12 of the Bylaws. The foregoing description of such amendment effected by the adoption of the Bylaws is not complete and is qualified in its entirety by reference to the marked copy of the full text of the Bylaws filed as Exhibit 3.1 to our Current Report on Form 8-K filed on October 31, 2019, which is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on October 31, 2019 by EnPro Industries, Inc. (File No. 001-31225))

10.1
Notice of Grant of Incentive Stock Options and Stock Option Agreement dated as of July 25, 2019 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 30, 2019 by EnPro Industries, Inc. (File No. 001-31225)

10.2
Notice of Grant of Nonqualified Stock Options and Stock Option Agreement dated as of July 25, 2019 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 30, 2019 by EnPro Industries, Inc. (File No. 001-31225)

10.3
First Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2019 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party hereto, Lunar Investment, LLC, LeanTeq LLC, the Lenders party hereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 25, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32†	Certification pursuant to Section 1350

101.SCH†	InlineXBRL Taxonomy Extension Schema Document

101.CAL†	InlineXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	InlineXBRL Taxonomy Extension Definitions Linkbase Document

101.LAB†	InlineXBRL Taxonomy Extension Label Linkbase Document

101.PRE†	InlineXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

† Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of November, 2019.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller