Form 10-K
period 2019-12-31
ENPRO INDUSTRIES, INC
filed 2020-03-11
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2019 was $1,297,146,319. As of March 9, 2020, there were 20,797,444 shares of common stock of the registrant outstanding, which includes 185,764 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III.

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
Background
We are a leader in designing, developing, manufacturing, and marketing proprietary engineered industrial products. We serve a wide variety of customers in varied industries around the world. As of December 31, 2019, our continuing operations had 49 primary manufacturing facilities located in 13 countries, including the United States. We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced distribution of its Engineered Industrial Products segment to existing Goodrich shareholders. The distribution took place on May 31, 2002.
Our sales from continuing operations by geographic region in 2019, 2018 and 2017 were as follows:

	2019	2018	2017
	(in millions)
United States	$630.2	$736.2	$588.5
Europe	301.2	278.6	266.1
Other	274.3	259.3	246.8
Total	$1,205.7	$1,274.1	$1,101.4

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

Acquisitions
In September 2019, Lunar Investment LLC ("Lunar"), a wholly owned subsidiary of EnPro, acquired all of the equity securities of LeanTeq Co, LTD. and its affiliate LeanTeq LLC (collectively referred to as "LeanTeq"). As part of the transaction, two of the equity owners of LeanTeq, who were executives of the acquired entity, acquired approximately a 10% ownership share of Lunar in the form of rollover equity. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq primarily provides refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. This equipment is used to produce technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment services have historically represented approximately 65% of LeanTeq's total sales. LeanTeq’s suite of services includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added services. LeanTeq is included as part of our Technetics Group within the Sealing Products segment.
In July 2019, we acquired 100% of the stock of The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL, collectively referred to as “Aseptic”), a privately-held company which distributes, designs and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. Aseptic, headquartered in Limonest, France, is included as part of our Garlock group of companies within the Sealing Products segment.
We paid $310.5 million, net of cash acquired, in 2019 for businesses acquired during the year.
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

Additionally, the reconsolidation of certain subsidiaries on July 31, 2017, discussed below in "—Resolution of Subsidiary Asbestos Bankruptcy Proceedings", was accounted for as a business acquisition. See Note 20, "Subsidiary Asbestos Bankruptcies" to our Consolidated Financial Statements included in this Form 10-K for further information about this transaction.

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

Dispositions

On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC (“Arcline FM Holdings”), an affiliate of Arcline Investment Management, LP, pursuant to which we agreed to transfer all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC (“Fairbanks Morse”), to Arcline FM Holdings and to cause one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate purchase price of $450 million. This divestiture transaction was completed on January 21, 2020. The purchase price is subject to adjustment based on Fairbanks Morse’s cash, debt and working capital on January 21, 2020. Simultaneous with the closing of the divestiture transaction and to facilitate the continued operation of the business conducted by Fairbanks Morse during a transition period, our direct subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”), and Arcline FM Holdings entered into a transition services agreement pursuant to which EnPro Holdings is to provide specified services, including payroll services and ERP system access, to Arcline FM Holdings for periods specified therein for specified service charges.

Fairbanks Morse manufactures heavy-duty, medium-speed reciprocating engines used primarily in marine and power generation applications and comprised our entire Power Systems segment. In light of the entry into the definitive agreement in December 2019 to divest Fairbanks Morse, we classified the Power Systems segment as a discontinued operation for the fourth quarter and full year 2019, and all prior quarterly and annual financial results of EnPro have been recast to reflect the Power Systems segment as a discontinued operation. Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 2 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the disposition of Fairbanks Morse).

In September 2019, we sold certain assets and certain liabilities of our brake products business unit located in Rome, Georgia and included in our Sealing Product segment. The aggregate sales price for the transaction was $7.0 million, of which we received $3.6 million in September 2019 at the closing of the sale of the business and received $0.1 million in the fourth quarter of 2019 that will be applied to the sale of the building, which closed in February 2020. On the closing of the sale of the building, we received $2.9 million and are scheduled to receive the balance of $0.4 million in the fourth quarter of 2020. The aggregate sales price is subject to adjustment based on final inventory balances.
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
Resolution of Subsidiary Asbestos Bankruptcy Proceedings

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

On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims which contemplated the joint plan of reorganization (the "Joint Plan") which was filed with the Bankruptcy Court. This settlement contemplated a corporate restructuring (the “Coltec Restructuring”) in which all significant operating assets and subsidiaries of our then direct subsidiary ("Coltec"), which included each of the Company’s major business units, would be distributed to a new direct subsidiary of the Company, which would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), an indirect subsidiary of EnPro. As further contemplated by the settlement, on January 30, 2017, OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court. GST and OldCo were reconsolidated effective July 31, 2017, upon the consummation of the Joint Plan.

GST and OldCo had combined sales for the seven months ended July 30, 2017 (that is prior to the consummation of the Joint Plan) as follows:

Seven Months Ended July 30, 2017
(in millions)
United States	$63.1
Europe	6.1
Other	51.4
Total	$120.6
Operations
We manage our business as two segments: a Sealing Products segment and an Engineered Products segment. Our reportable segments are managed separately based on differences in their products and services and their end-customers. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 19 to our Consolidated Financial Statements. Item 7

contains information about sales and profits for each segment, and Note 19 contains information about each segment’s sales by major end market, capital expenditures, depreciation and amortization, and assets.
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
The Garlock family consists of three companies: Garlock Sealing Technologies, GPT, and Garlock Hygienic Technologies, which includes Rubber Fab and The Aseptic Group. Together, they design, manufacture and sell sealing products, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; hydraulic components; expansion joints; flange sealing and isolation products; pipeline casing spacers/isolators; casing end seals; and modular sealing systems for sealing pipeline penetrations.
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
Dynamic bearing isolator seals are used in power transmission systems to contain lubricants within bearing housings while also preventing contamination ingress. Bearing isolators provide users long-life sealing due to the non-contact seal design, and therefore are used in many OEM electric motors and gear boxes. Garlock continues to innovate and build a patent portfolio of bearing isolator products. Its well-known brands include GUARDIAN™, ISO-GARD™, and SGi™.
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
Technetics designs, manufactures and sells high performance metal seals, mechanical seals, elastomeric seals, edge-welded bellows, pedestals for semiconductor manufacturing, and a wide range of polytetrafluoroethylene (PTFE) products. These products are used in extreme applications for a variety of industries, including semiconductor, aerospace, power generation, oil and gas, life sciences and other markets. Brands include HELICOFLEX®, BELFAB®, FELTMETAL™, TEXOLON®, CEFILAC GPA®, VITAFLEX®, CEFIL'AIR®, and ORIGRAF®. Technetics also provides a number of value-added services, including surface and coating technologies, metal and plastics machining, fluoropolymer etching, cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment, as well as research, design, testing, and analysis for custom solutions.
Stemco designs, manufactures and sells heavy-duty truck wheel-end components and systems including: seals; hubcaps; mileage counters; bearings; locking nuts; brake products, such as brake drums, automatic brake adjusters, and wheel kits for both disc brake and drum brake systems; suspension components, such as steering knuckle king-pins and bushings, spring pins and bushings, other polymer bushing components, and air springs for tractor, trailer and cab suspensions. Its products primarily serve the medium and heavy-duty commercial vehicle market. Product brands include STEMCO®, STEMCO Kaiser®,

STEMCO Crewson®, STEMCO Motor Wheel®, Grit Guard®, Guardian HP®, Voyager®, Discover®, Endeavor®, Pro-Torq®, Zip-Torq®, Sentinel®, Defender®, Data Trac®, QwikKit®, Centrifuse®, Spring Ride® and Super Cushion®.
Customers. Our Sealing Products segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Sealing products are offered to global customers, with approximately 40% of sales delivered to customers outside the United States in 2019. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Wabash Trailer, Utility Trailer, Mack Trucks, International Truck, PACCAR, Hendrickson, Applied Materials, Carlisle Interconnect Technologies, Schlumberger, and Flextronics. In 2019, the largest customer accounted for approximately 10% of segment revenues.
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
Customers. The Engineered Products segment sells its products to a diverse customer base worldwide, with approximately 72% of sales delivered to customers outside the United States in 2019. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors with their own local networks. CPI sells its products and services globally through its internal sales force, independent sales representatives, distributors, and service centers. In 2019, the largest customer accounted for approximately 2% of segment revenues.
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
We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development spending typically is directed toward the development of new sealing products for the most demanding environments, the development of technology to support the cleaning and refurbishment of process critical semiconductor equipment components, and the development of bearing products and materials with increased load carrying capability and superior friction and wear.
Backlog
At December 31, 2019, we had a backlog of orders of continuing operations valued at $190.7 million compared with $216.9 million at December 31, 2018. Approximately 5% of the backlog is expected to be filled beyond 2020. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
As of December 31, 2019, 48 of our manufacturing facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Nineteen of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
Patents, Trademarks and Other Intellectual Property
We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these patents and trademarks. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have unpatented proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use. Except for proprietary formulations and know-how at LeanTeq, we do not consider our business as a whole to be materially dependent on any particular patent, patent right, trademark, trade secret or license granted or group of related patents, patent rights, trademarks, trade secrets or licenses granted.
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license certain intellectual property from various entities. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated in the event of a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.

Employees and Labor Relations
We currently have approximately 5,300 employees worldwide in our consolidated continuing operations. Approximately 2,400 employees are located within the U.S., and approximately 2,900 employees are located outside the U.S., primarily in Europe, Mexico, Canada and China. Approximately 21% of our U.S. employees are members of trade unions covered by three collective bargaining agreements with contract expiration dates from February 2021 to November 2021. Union agreements relate, among other things, to wages, hours, and conditions of employment. The wages and benefits furnished are generally comparable to industry and area practices.

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

Increased costs for raw materials, the termination of existing supply arrangements or other disruptions of our supply chain could have a material adverse effect on our business.
The prices for some of the raw materials we purchase increased in 2019. In addition to organic changes in the prices of raw materials, the prices of some of our raw materials may increase due to the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows.
We have exposure to some contingent liabilities relating to previously owned businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows in any fiscal period.
We have contingent liabilities related to discontinued operations, such as Fairbanks Morse, and previously owned businesses of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities. For example, in 2014 when our then Fairbanks Morse division and a consortium partner entered into a multi-year arrangement with Electricite de France ("EDF") to supply opposed-piston, diesel engine generator set to EDF for emergency backup power at 20 of EDF's nuclear power plants in France, EnPro Industries, Inc. guaranteed the performance of Fairbanks Morse's obligations under agreements with our consortium partner, which guarantee continues to be in place following our sale of Fairbanks Morse, though both Fairbanks Morse and the purchaser of Fairbanks Morse have agreed to indemnify us for any payments we are required to make pursuant to such guarantee.
Claims could arise relating to products, facilities or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, EnPro has entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the Environmental Protection Agency for the assessment and potential remediation of eight surface uranium mines in Arizona on the basis that our EnPro Holdings subsidiary, through which we hold most of our operating subsidiaries, was a potentially responsible party under federal environmental laws as the successor to a former operator in the 1950s of those mines. Similarly, in connection with a facility located in Water Valley, Mississippi, which was divested in 1996 and has trichloroethylene soil and groundwater contamination, EnPro has entered into an Agreed Order with the Mississippi Department of Environmental Quality requiring development and implementation of a corrective action work plan addressing both the sources of contamination at the facility and areas where the contamination has migrated, which include residential homes and commercial and local government facilities. Further, we could potentially be liable with respect to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of a corporate predecessor of EnPro Holdings, and electrical transformers manufactured prior to May 1994 by Central Moloney, another former operation of that corporate predecessor.
We have established reserves and have insurance related to some of these liabilities based upon our best estimates in accordance with generally accepted accounting principles in the United States. However, if our insurance coverage is depleted or our reserves are not adequate, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.
We conduct a significant amount of our sales and service activities outside of the U.S., which subjects us to additional business risks, including foreign exchange risks, that may cause our profitability to decline.
Because we sell our products and provide services in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2019, we derived approximately 48% of our net sales from sales of our products and services outside of the U.S. We operate 28 primary manufacturing and service facilities located in 12 countries, outside the U.S. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:

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
Failure to maintain or renew licenses to certain intellectual property rights could adversely affect our business, financial condition, results of operations and cash flows.
In general, we are the owner of the rights to the products that we manufacture and sell. However, we also license certain intellectual property from various entities. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated in the event of a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.  See Item 1, “Business - Patents, Trademarks and Other Intellectual Property” for a discussion of the status of renewal of certain licenses.
Our business with the U.S. government is subject to government contracting risks.
Our business with government agencies, including sales to prime contractors that supply these agencies, is subject to government contracting risks. U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. If terminated by the government as a result of our default, we could be liable for additional costs the government incurs in acquiring undelivered goods or services from another source and any other damages it suffers. In addition, if we or one of our divisions were charged with wrongdoing with respect to a U.S. government contract, the U.S. government could suspend us from bidding on or receiving awards of new government contracts pending the completion of legal proceedings. If convicted or found liable, the U.S. government could subject us to fines, penalties, repayments and treble and other damages, and/or bar us from bidding on or receiving new awards of U.S. government contracts and void any contracts found to be tainted by fraud. The U.S. government also reserves the right to debar a contractor from receiving new government contracts for fraudulent, criminal or other seriously improper conduct.
We have made and expect to continue to make acquisitions, which could involve certain risks and uncertainties.
We expect to continue to make acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses and potential loss of key management employees or customers of the acquired business. In addition, internal controls over financial reporting of acquired companies may not be up to required standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.
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
Our business may be impacted by information technology disruptions, including information technology attacks. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or corporate funds, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We have been subject to these attacks, including attempts to redirect otherwise valid payments to fraudulent accounts, and although we believe that we have adopted appropriate measures and procedures to mitigate potential risks to our systems from information technology-related disruptions, it is possible that a cybersercurity attack could be successful in breaching the measures and procedures designed to protect our systems. In such an event, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, misappropriation of corporate funds, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. During 2019, management identified deficiencies in the Company’s internal control over financial reporting that existed on December 31, 2018, and these deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013 version)” and accordingly that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were not effective. This material weakness resulted in a revision to our consolidated financial statements as of and for the year ended December 31, 2018, though the errors corrected in such revision were not material, and were related solely to the determination of the provision for income taxes. While we have been actively engaged in developing and implementing a remediation plan designed to address the deficiencies in our internal control over financial reporting that led to this material weakness, all measures necessary to fully remediate the identified deficiencies were not in place for successive quarters as of December 31, 2019. Accordingly, as disclosed in Part II, Item 9A, our management has concluded deficiencies in the Company’s internal control over financial reporting were not fully remediated at December 31, 2019 and that these deficiencies constitute a material weakness in our internal control over financial reporting. Although we intend to continue to execute on our remediation plan, we cannot assure you that other material weaknesses will not occur in the future. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock.

We may not be able to fully reinvest the net proceeds from the sale of Fairbanks Morse to replace the operating earnings and earnings per share generated by Fairbanks Morse in calendar 2019.
Fairbanks Morse generated operating income of $38.3 million and basic earnings per share of $1.48 for the year ended December 31, 2019. The sale of Fairbanks Morse closed on January 21, 2020 for $450 million generating net after tax proceeds of approximately $380 million. We may not be able to invest the net proceeds from the sale of Fairbanks Morse in strategic acquisitions or other investments in the near term that fully replace the operating earnings and earnings per share that Fairbanks Morse contributed to us. As a result, we may maintain a high level of cash equivalent investments for an extended period of time which earn lower rates of return as compared to the expected return on equity investments.
Our failure to develop new or improved products and services may result in a significant competitive disadvantage.

In order to maintain our market positions and margins, we need to continually develop and introduce high-quality, technologically advanced and cost-effective products and services on a timely basis, in many cases in multiple jurisdictions around the world. The failure to do so could result in a significant competitive disadvantage that could materially adversely affect our results of operations.

The loss of key personnel and an inability to attract and retain qualified employees could have a material adverse effect on our operations.

We are dependent on the continued services of our leadership team. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. Additionally, we need qualified managers and skilled employees with technical and industry experience in many locations in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations could be materially adversely affected.
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
In addition, further spread of the coronavirus that recently surfaced in Wuhan, China (COVID-19) could also disrupt our operations, the operations of our suppliers and customers, or result in economic instability, which could materially adversely affect our results of operations.
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
Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. Other factors that could affect quarterly operating results include, but are not limited to:

•	demand for our products and services;

•	the timing and execution of customer contracts;

•	the timing of sales of our products and services;

•	contractual penalties for late delivery of long lead time products;

•	increases in costs due to equipment or labor issues;

•	changes in foreign currency exchange rates;

•	changes in applicable tax rates;

•	an impairment of goodwill or other intangibles at one of our reporting units;

•	unanticipated delays or problems in introducing new products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors;

•	increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;

•	major changes in the level of economic activity in major regions of the world in which we do business;

•	costs related to possible future acquisitions or divestitures of technologies or businesses;

•	an increase in the number or magnitude of product liability or environmental claims;

•	our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and

•	economic assumptions and market factors used to determine postretirement benefits and pension liabilities.
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
The agreement governing our senior secured revolving credit facility and the indenture governing our senior notes impose limitations on our operations, such as limitations on certain restricted payments, investments, incurrence or repayment of indebtedness, and maintenance of a consolidated net leverage ratio and an interest coverage financial ratio. In addition, the indenture governing our senior notes contains limitations on certain restricted payments, investments and incurrence or repayment of indebtedness. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.
We may not have sufficient cash to fund a required repurchase of our senior notes upon a change of control.
Upon a change of control, as defined under the indenture governing our senior notes and includes events that may be beyond our control, the holders of our senior notes have the right to require us to offer to purchase all of our senior notes then outstanding at a price equal to 101% of their principal amount plus accrued and unpaid interest. In order to obtain sufficient funds to pay the purchase price of the outstanding notes, we expect that we would have to refinance our senior notes. We cannot assure you that we would be able to refinance our senior notes on reasonable terms, if at all. Our failure to offer to purchase all outstanding notes or to purchase all validly tendered notes would be an event of default under the indenture governing our senior notes. Such an event of default may cause the acceleration of our other debt.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We are headquartered in Charlotte, North Carolina and have 49 primary manufacturing and service facilities located in 13 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York	Sealing Products	Owned	690,000
Berea, Kentucky	Sealing Products	Owned	240,000
Longview, Texas	Sealing Products	Owned	219,000
Chattanooga, Tennessee	Sealing Products	Owned	117,000
Thorofare, New Jersey	Engineered Products	Owned	171,000
Foreign
San Luis Potosi, Mexico	Sealing Products	Owned	126,000
Neuss, Germany	Sealing Products	Leased	97,000
Mexico City, Mexico	Sealing Products	Owned	128,000
Saint Etienne, France	Sealing Products	Owned	108,000
Suzhou, China	Engineered Products	Owned	224,000
Annecy, France	Engineered Products	Owned	196,000
Heilbronn, Germany	Engineered Products	Owned	127,000
Sucany, Slovakia	Engineered Products	Owned	109,000
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

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have briefed their legal positions and court hearings concluded in late 2019. A court ruling is expected in the second quarter of 2020.
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
Lower Passaic River Study Area of the Diamond Alkali Superfund Site
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings subsidiary when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.

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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible total costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.7 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.8 million we have accrued at December 31, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Onondaga Lake Superfund Site
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983 that was alleged by government agencies to have contributed to the need for environmental response actions at the Onondaga site. Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA asserted claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. After continued discussions with Honeywell, an agreement was reached to settle Honeywell's claim for $10.0 million in exchange for a full release of any and all claims based on Crucible's alleged contamination of Onondaga Lake. In light of this settlement, for the third quarter of 2019, we increased our reserve for this matter by $3.5 million to reflect an aggregate reserve of $10.0 million. The settlement was finalized on January 24, 2020 and payment of the full settlement amount of $10.0 million was made on February 14, 2020.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area and the Onondaga site, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
A&B Mines
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on

Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of December 31, 2019 is $2.1 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
Implementation of the immediate responsive actions at the plant has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017 with further improvements made to the system in December 2017 and January 2018. Indoor air sampling is conducted at four locations quarterly and results have been below levels requiring responsive action at three sampling locations since June 2017 and at all four locations since February 2018. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and implementing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017.
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
On January 31, 2019, some of these property owners (representing ownership of 27 residential, agricultural or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that had come onto their properties.
In October 2019, the claims of the property owners (representing ownership of the 27 residential, agricultural and commercial properties) were settled for current and estimated future payments of $3.0 million in the aggregate. In December 2019, the claims of Yalobusha County and the Board of Trustees of the Yalobusha County General Hospital were settled for a payment of $4.5 million, which was paid in the first quarter of 2020. In exchange for these payments, both cases have been dismissed with prejudice, each plaintiff has released any and all claims that were or could have been brought against EnPro, and each property owner will file in the real property records of Yalobusha County, Mississippi, a deed restriction required by MDEQ as part of EnPro's required remediation.
In light of the settlement of the County lawsuit, and installation and operation of additional remediation systems, for the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million to reflect an aggregate reserve of $9.2 million at December 31, 2019. Beyond this increase, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Marvin A. Riley	45	President, Chief Executive Officer and Director
J. Milton Childress II	62	Executive Vice President and Chief Financial Officer
Robert S. McLean	55	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Steven R. Bower	61	Senior Vice President, Controller and Chief Accounting Officer
William C. O'Neal	44	Senior Vice President, Strategy, Corporate Development and Investor Relations
Susan E. Sweeney	56	Senior Vice President, Chief Human Resources Officer, and President, GGB
Ronald Angelillo	49	Vice President, Tax
__________________

Marvin A. Riley is currently President and Chief Executive Officer and has held the position since July 2019, after previously serving as Chief Operating Officer since July 2017. Mr. Riley served as President, Fairbanks Morse division from May 2012 to May 2018. Prior to that, he served as Vice President of EnPro’s manufacturing function; and Vice President of Global Operations for its GGB Bearing Technology division. Prior to joining EnPro in 2007, Mr. Riley was an executive with General Motors Corporation, working within the General Motors Vehicle Manufacturing Group where he held multiple positions of increasing responsibility from 1997 to 2007.

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

Susan E. Sweeney is currently Senior Vice President and Chief Human Resources Officer, having been appointed to those positions in February 2020, and President, GGB division, having served in that position since September 2013. In 2014, she was conferred an Ed.D degree in Organizational Leadership. Dr. Sweeney served as Vice President of Global Operations GGB from November 2011 to September 2013 and served as Director of Operations, North America GGB from April 2010 to November 2011. Prior to joining EnPro, she held positions of increasing responsibility with General Motors Corp. from 1985 to 2009.

Ronald Angelillo joined EnPro in October 2019 and has served as Vice President, Tax, since December 2019. Immediately prior to joining the Company, Mr. Angelillo served as Senior Director Global Tax Operations with XPO Logistics, from November 2018 through October 2019. Mr. Angelillo also served as Senior Vice President, Accounting for Income Tax Operations with Bank of America from June 2016, through September 2018 and as Director, Global Tax Reporting with Stanley Black & Decker from July 2011 through June 2016. Mr. Angelillo also served as Tax Senior Manager with Deloitte from October 2006 through July 2011. Prior to that Mr. Angelillo held tax roles with increasing levels of responsibility from June 1996 through October 2006, with PricewaterhouseCoopers, United Technologies Corporation and Aetna Inc. Mr. Angelillo is a Certified Public Accountant and also holds a Master of Science Degree in taxation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
As of December 31, 2019, there were 2,482 holders of record of our common stock.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2019.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2019	—		—		—	35,000,000	(1)
November 1 – November 30, 2019	—		—		—	35,000,000	(1)
December 1 – December 31, 2019	752	(2)	$66.94	(2)	—	35,000,000	(1)
Total	752	(2)	$66.94	(2)	—	35,000,000	(1)

(1)
On October 31, 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 31, 2018. Pursuant to this authorization, $35.0 million remained available at the end of the period.

(2)
In December 2019, a total of 752 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 79 shares were valued at a price of $67.44 per share, the closing trading price of our common stock on December 18, 2019, and 673 of these shares were valued at a price of $66.88 per share, the closing trading price of our common stock on December 31, 2019. Accordingly, the total 752 shares were valued at a weighted average price of $66.94. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the yearly change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of peers including Altra Industrial Motion Corp., Barnes Group, Inc., Chart Industries, Inc., Circor International, Inc., Columbus McKinnon Corporation, Crane Co., Curtiss Wright Corp., Enerpac Tool Group Corp., Graco Inc., IDEX Corporation, ITT Inc., Mueller Water Products, Inc., Nordson Corporation, Rexnord Corporation, SPX Corporation, SPX FLOW, Inc., Standex International Corporation, TriMas Corporation, Watts Water Technologies, Inc. and Woodward, Inc.
Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2014, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2014, and continuing through December 31, 2019. Past performance is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among EnPro Industries, Inc., the Russell 2000 Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
EnPro Industries, Inc.
Russell 2000
Peer Group

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

.

ITEM 6.	SELECTED FINANCIAL DATA
The following historical consolidated financial information as of and for each of the years ended December 31, 2019, 2018, 2017, 2016, and 2015 has been derived from, and should be read together with, our Consolidated Financial Statements and the related notes, for each of those years. The audited Consolidated Financial Statements and related notes as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, are included elsewhere in this annual report. The information presented below with respect to the last three completed fiscal years should also be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2019	2018 (2)	2017 (1) (2)	2016 (1)	2015 (1)
	(as adjusted, in millions, except per share data)
Statement of Operations Data:
Net sales	$1,205.7	$1,274.1	$1,101.4	$979.3	$999.8
Income (loss) from continuing operations	7.8	(4.7)	$517.9	$(54.3)	$(40.5)
Balance Sheet Data:
Total assets	$2,035.1	$1,715.8	$1,886.1	$1,546.4	$1,498.8
Long-term debt (including current portion)	$629.3	$464.9	$618.5	$425.0	$356.3
Notes payable to GST	$—	$—	$—	$295.9	$283.2
Per Common Share Data – Basic:
Income (loss) from continuing operations	$0.38	$(0.22)	$24.25	$(2.52)	$(1.80)
Per Common Share Data – Diluted:
Income (loss) from continuing operations	$0.38	$(0.22)	$23.76	$(2.52)	$(1.80)
Cash dividends declared per share	$1.00	$0.96	$0.88	$0.84	$0.80

(1)
For a discussion regarding the reconsolidation of GST and OldCo effective July 31, 2017, see Item 1, "Business-Resolution of Subsidiary Asbestos Bankruptcies." For a discussion of acquisitions and divestitures in the fiscal years ended December 31, 2019, 2018, 2017, 2016, and 2015, see Item 1, "Business-Acquisitions" and "Business-Dispositions."

(2) On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted and contains several key tax provisions that impacted us. In 2017, we recognized a provisional estimate of the impact of these tax law changes, including the remeasurement of our year-end deferred tax assets and liabilities and the mandatory one-time transition tax in our year-end 2017 income tax provision. In the third and fourth quarters of 2018, we made refinements to our calculations, in accordance with SEC guidance, and in the fourth quarter of 2018, we completed our accounting for the impact.

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
Forward-Looking Statements
This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: general economic conditions in the markets served by our businesses, some of which are cyclical and experience periodic downturns; prices and availability of its raw materials; the impact of fluctuations in relevant foreign currency exchange rates; unanticipated delays or problems in introducing new products; announcements by competitors of new products, services or technological innovations; changes in pricing policies or the pricing policies of competitors; the impact of the acquisition of LeanTeq on its existing customer relationships; impacts from further spread of the coronavirus; and the amount of any payments required to satisfy contingent liabilities related to discontinued operations and discontinued operations of our predecessors, including liabilities for certain products, environmental matters, employee benefit obligations and other matters. We advise you to read further about certain of these and other risk factors set forth in Item 1A of this annual report, entitled “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement, either as a result of new information, future events or otherwise. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 49 primary manufacturing and service facilities located in 13 countries, including the United States.
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
Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications and precision engineered components and lubrication systems for reciprocating compressors. These products are used in a wide range of applications, including the automotive, aerospace, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
Acquisitions
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
LeanTeq was founded in 2011, is headquartered in Taoyuan City, Taiwan, and has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment services have historically represented approximately 65% of LeanTeq's total sales. LeanTeq’s suite of services includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added services. LeanTeq has been included as part of EnPro's Technetics division within the Sealing Products segment.
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
The combined purchase price of the LeanTeq and The Aseptic Group acquisitions was approximately $338.5 million, net of cash acquired and including the equity rollover from the LeanTeq Executives.

Dispositions
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC, an affiliate of Arcline Investment Management, LP, pursuant to which we agreed to transfer all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC, to Arcline FM Holdings and to cause one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate purchase price of $450 million. This divestiture transaction was completed on January 21, 2020. The purchase price is subject to adjustment based on Fairbanks Morse’s cash, debt and working capital on January 21, 2020. Simultaneous with the closing of the divestiture transaction and to facilitate the continued operation of the business conducted by Fairbanks Morse during a transition period, our direct subsidiary, EnPro Holdings, and Arcline FM Holdings entered into a transition services agreement pursuant to which EnPro Holdings is to provide specified administrative services, including payroll services and ERP system access, to Arcline FM Holdings for periods of up to six months for specified service charges.
Fairbanks Morse manufactures heavy-duty, medium-speed reciprocating engines used primarily in marine and power generation applications and comprised our Power Systems segment. In light of the entry of the definitive agreement in December 2019 to divest Fairbanks Morse, we classified the Power Systems segment as a discontinued operation for the fourth quarter and full year 2019, and all prior quarterly and annual financial results of EnPro have been recast to reflect the Power Systems segment as a discontinued operation.
In 2019 we recorded a $16.3 million pre-tax loss related to the sale of certain assets and certain liabilities of our brake products business unit located in Rome, Georgia and reported as part of our Sealing Product segment. The loss is composed of an $11.9 million non-cash loss on the sale of the business and a $4.4 million loss related to contract cancellation costs, severance, and other expenses.
The aggregate sales price for the transaction is $7.0 million, of which we received $3.6 million in September 2019 at the closing of the sale of the business and received $0.1 million in the fourth quarter of 2019 that will be applied to the sale of the building, which closed in February 2020. At the closing of the sale of the building, we received $2.9 million. We are scheduled receive the balance of $0.4 million in the fourth quarter of 2020. The aggregate sales price is subject to adjustment based on final inventory balances.
In the fourth quarter of 2018, prior to deciding to exit this business, we implemented a restructuring plan under which our Stemco heavy-duty truck business in the Sealing Products segment discontinued manufacturing brake drum friction. The restructuring plan involved the shut down of production lines that occupied a portion of the Rome, Georgia facility. We recorded total restructuring expenses of approximately $15.4 million in the fourth quarter of 2018, composed primarily of non-cash charges due to the impairment of inventory, equipment and other tangible assets.
After attempts to sell the ATDynamics business during the fourth quarter of 2019, in January 2020, we decided to shut down the ATDynamics business (an asset group in the Stemco division of our Sealing Products segment). As a result of the unsuccessful sales process, we reviewed the carrying amounts of long-lived assets at December 31, 2019 and determined the carrying amounts were not recoverable. As a result of this assessment, we recorded a $2.6 million impairment loss in the fourth quarter of 2019. In connection with the decision to shut down the business, we decided to not complete and sell the inventory we had on hand and recognized a $1.5 million inventory impairment.

In 2017, we performed an impairment assessment for certain of ATDynamics' definite-lived intangible assets and the assets were determined to be impaired. These assets were valued in total at $1.7 million, resulting in an impairment loss of $10.1 million, which equaled the excess of these assets' net book value at September 30, 2017 over their fair value.
In 2018 we exited a business and in 2017 we completed two acquisitions. Please refer to “Acquisitions and Dispositions” in Item 1, "Business" for additional discussion regarding these transactions.

We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  In consideration of the financial performance of the Motorwheel business, an asset group in the Stemco division of our Sealing Products segment, we determined that a test of Motorwheel's recoverability was required.

As a result of this test, all long-lived assets of Motorwheel were determined to be impaired, resulting in an impairment loss of $21.0 million, which equaled the excess of these assets' net book value at December 31, 2019 over their fair value.

Refinancing
On October 17, 2018, we issued $350.0 million of aggregate principal amount of 5.75% Senior Notes due 2026 (the "Senior Notes"). We applied the net proceeds of that offering, together with borrowings under our revolving credit facility, to redeem the outstanding $450 million of aggregate principal amount of our 5.875% Senior Notes due 2022 (the "Old Notes"). The Old Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We recorded a loss on the redemption of the Old Notes of approximately $18.1 million in the fourth quarter of 2018.
Pension Settlement

On June 26, 2018, we entered into an agreement to purchase a group annuity contract to transfer approximately $68 million of our outstanding pension projected benefit obligations related to certain U.S. retirees or beneficiaries. The transaction closed on July 3, 2018 and was funded with pension plan assets with a value of $70.9 million. As a result of this transaction a pretax pension settlement charge of approximately $12.8 million was recognized in the third quarter of 2018.
Please refer to Item 1, "Business-Background" for information with respect to our sales by geographic region in 2019, 2018 and 2017.

Resolution of Subsidiary Asbestos Bankruptcy Proceedings

On June 5, 2010 (the “GST Petition Date”), three of our subsidiaries —Garlock Sealing Technologies LLC (“GST LLC”), The Anchor Packing Company (“Anchor”) and Garrison Litigation Management Group, Ltd. (“Garrison” and, together with GST LLC and Anchor, “GST”)—filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “GST Chapter 11 Case”) in the U.S. Bankruptcy Court for the Western District of North Carolina (the "Bankruptcy Court") as a result of tens of thousands of pending and expected future asbestos personal injury claims. On March 17, 2016, we announced that we had reached a comprehensive consensual settlement to resolve current and future asbestos claims which contemplated a joint plan of reorganization (the "Joint Plan") which was filed with the Bankruptcy Court. This settlement contemplated that an additional subsidiary (“Coltec”), which was the direct subsidiary of EnPro and held our major business units either directly or through its subsidiaries, would, subject to the receipt of necessary consents, undergo a corporate restructuring (the “Coltec Restructuring”) in which all of its significant operating assets and subsidiaries would be distributed to a new direct subsidiary of the Company (EnPro Holdings), which would also assume all of Coltec’s non-asbestos liabilities. The Coltec Restructuring was completed on December 31, 2016, and included the merger of Coltec with and into OldCo, LLC (“OldCo”), an indirect subsidiary of EnPro. As further contemplated by the settlement, on January 30, 2017 (the "OldCo Petition Date"), OldCo filed a Chapter 11 bankruptcy petition with the Bankruptcy Court (the "OldCo Chapter 11 Case").

During the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, certain actions proposed to be taken by GST or OldCo not in the ordinary course of business were subject to approval by the Bankruptcy Court. As a result, during the pendency of the GST Chapter 11 Case and the OldCo Chapter 11 Case, we did not have exclusive control over these companies. Accordingly, as required by generally accepted accounting principles (or, GAAP), GST was deconsolidated beginning on the GST Petition Date and OldCo was deconsolidated beginning on the OldCo Petition Date. Accordingly the financial results of GST and its subsidiaries were included in our consolidated results through June 4, 2010, the day prior to the GST Petition Date, and the financial results of OldCo and its subsidiaries were included in our consolidated results through January 29, 2017, the day prior to the OldCo Petition Date. GST and OldCo were reconsolidated effective upon the effective date of the consummation of the Joint Plan, which effective date was 12:01 a.m. on July 31, 2017 (the “Joint Plan Effective Date”).

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

The Joint Plan permanently resolved existing and future asbestos claims against GST LLC, Garrison and OldCo, as the successor by merger to Coltec, and injunctions issued under the Joint Plan protect all of EnPro and its subsidiaries from those claims, which claims are enjoined under Section 524(g) of the U.S. Bankruptcy Code. Under the Joint Plan, the Trust has assumed responsibility for all present and future asbestos claims arising from the operations or products of GST LLC, Garrison or Coltec/OldCo. Under the Joint Plan, EnPro, through its subsidiaries, retained ownership of OldCo, GST LLC and Garrison. Anchor, which had not conducted business operations for many years and had nominal assets, has been dissolved.

The reconsolidation of GST and OldCo was treated as a business acquisition in accordance with applicable accounting rules. The purchase price for the acquisition was equal to the fair value of our investment in GST and OldCo on the reconsolidation date. Associated with the reconsolidation of GST and OldCo, we recorded a pretax gain of $534.4 million in the quarter ended September 30, 2017. The gain on revaluation of our investment in GST and OldCo is the difference between the above-noted fair value of the investment and its book value of $236.9 million as of the date of reconsolidation as well as the elimination of the net amounts payable to GST and OldCo at the reconsolidation date. The assets and liabilities of both GST and OldCo were reconsolidated into the EnPro balance sheet at their estimated fair value in accordance with authoritative guidance on business acquisitions. As a result of the reconsolidation, EnPro’s consolidated financial statements include the sales, income, expenses and cash flows of both GST and OldCo beginning on July 31, 2017. Periods prior to that date are not restated to include GST and OldCo’s results. The primary businesses comprising GST are managed as part of the Garlock division within our Sealing Products segment. Smaller continuing operations also reconsolidated with GST are managed by the Technetics and Stemco divisions within this segment and by the Compressor Products International division within our Engineered Products segment.
Outlook
While we experienced positive momentum in aerospace, food and pharmaceuticals, and oil and gas markets and achieved solid year-over-year growth, this momentum was more than offset by challenges in our heavy-duty trucking business, driven primarily by lower volumes related to market decline, warranty charges, and the exit of our Rome, Georgia facility. We also saw weakness within Engineered Products, a negative translation impact due to a stronger dollar, and decreased sales in our Sealing Products segment as a result of exiting the gas turbine business in 2018. These factors were offset by the benefits from the acquisitions of LeanTeq and The Aseptic Group in 2019.

In response to the ongoing challenges in our heavy-duty trucking business, we ceased operations related to three underperforming product lines in our Stemco business during the fourth quarter and recognized an accounting charge related to the review of our remaining Stemco businesses. These actions support our ongoing work to significantly reduce our exposure and aggressively reshape our heavy-duty trucking business to focus on higher margin product lines. This work is ongoing and we expect to fundamentally reshape this business and its cost structure in 2020.

In line with current macroeconomic forecasts, we expect to see current trends continue through the first half of the year in most markets we serve and continued weakness throughout the year in the heavy-duty trucking market. We expect these headwinds to be more than offset by cost reductions across EnPro and increased earnings in our semiconductor and food and pharmaceutical businesses. These trends could be impacted by the effects of the coronavirus.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation. We remain focused on disciplined investments for organic growth and innovation, strategic acquisitions, and returning capital to shareholders through dividends and share repurchases. In October 2018, our board of directors authorized a new two-year program for the repurchase of up to $50.0 million of our outstanding common shares. During 2019, we repurchased approximately 0.2 million shares for $15.0 million. The remaining amount of authorized purchases in the program at December 31, 2019 was $35.0 million. Subsequent to December 31, 2019, we repurchased additional shares for $1.6 million through March 9, 2020. The remaining amount of authorized purchases in the program at that date was $33.4 million. The board of directors' authorization expires in October 2020. In February 2020, our board of directors approved an increase in the quarterly dividend from $0.25 to $0.26 per share.
In connection with our growth strategy, we will continue to evaluate acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.
Results of Operations
The following table does not include results for GST and its subsidiaries for January 1 through July 31, 2017. See Note 20 to our Consolidated Financial Statements in this Form 10-K for sales and income before taxes of GST and its subsidiaries for the post-reconsolidation period of July 31, 2017 through December 31, 2017, and for selected pro forma information of the Company as if the reconsolidation occurred prior to 2017.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Sales
Sealing Products	$911.5	$954.4	$804.3
Engineered Products	298.3	323.9	301.1
	1,209.8	1,278.3	1,105.4
Intersegment sales	(4.1)	(4.2)	(4.0)
Total sales	$1,205.7	$1,274.1	$1,101.4
Segment Profit
Sealing Products	$93.8	$85.2	$90.4
Engineered Products	29.3	40.1	30.1
Total segment profit	123.1	125.3	120.5
Corporate expenses	(36.4)	(34.9)	(36.3)
Interest expense, net	(18.2)	(27.3)	(49.4)
Gain on reconsolidation of GST and OldCo	—	—	534.4
Other expense, net	(64.2)	(48.0)	(23.2)
Income from continuing operations before income taxes	$4.3	$15.1	$546.0

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

Corporate expenses for 2018 and 2017 reflect the reclassification of allocated personnel costs from the discontinued Power Systems segment to corporate expenses. The allocated personnel costs relate to services provided to the Power Systems segment by corporate personnel which cannot be reflected in results of discontinued operations pursuant to applicable accounting guidance. The amounts reclassified from Power Systems to corporate expenses were $2.2 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively. Corporate allocations to Power Systems for each of the first three quarters of 2019 were also reclassified to corporate expenses of continuing operations.

Other expense, net in the table above contains all items included in other (operating) expense and other expense, net on our Consolidated Statements of Operations for the years ending December 31, 2019, 2018, and 2017 with the exception of $6.3 million, $19.1 million and $5.1 million, respectively, of segment restructuring costs and $0.7 million of corporate restructuring costs in 2019. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the years ending December 31, 2019, 2018, and 2017 also includes $4.1 million, $2.6 million, and $2.2 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

2019 Compared to 2018

Sales of $1,205.7 million in 2019 decreased 5.4% from $1,274.1 million in 2018. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change 2019 vs. 2018
increase/(decrease)	Acquisitions and divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.4)%	(1.6)%	(3.4)%	(5.4)%
Sealing Products	(0.6)%	(0.8)%	(3.1)%	(4.5)%
Engineered Products	—%	(3.4)%	(4.5)%	(7.9)%

Following are the key effects of acquisitions and divestitures on sales for 2019 compared to 2018:

•	Exit of the industrial gas turbine business in the second quarter of 2018 in the Sealing Products segment;

•	Acquisition of The Aseptic Group in the third quarter of 2019 in the Sealing Products segment;

•	Acquisition of LeanTeq in the third quarter of 2019 in the Sealing Products segment; and

•	Exit of the brake products business unit located in Rome, Georgia in the third quarter of 2019 in the Sealing Products segment.

Following is a discussion of operating results for each segment during 2019 compared to 2018:

Sealing Products. Sales of $911.5 million in 2019 reflect a 4.5% decrease compared to the $954.4 million reported in 2018. Excluding the impact of acquisitions and divestitures ($5.6 million) and unfavorable foreign exchange translation ($8.5 million), sales were down 3.1% or $28.8 million. This decline was due primarily to softness in heavy-duty trucking and general industrial markets, partially offset by strengthening in aerospace, food and pharmaceutical, and oil and gas markets.

Segment profit of $93.8 million in 2019 increased 10.1% from $85.2 million reported in 2018. Operating margins for the segment increased from 8.9% in 2018 to 10.3% in 2019. Excluding a year-over-year increase in restructuring costs ($0.8 million), the increase in acquisition-related costs ($5.8 million), the unfavorable foreign exchange translation ($1.3 million), and adjusting the impact of acquisition and divestitures ($24.4 million), segment profit decreased $7.9 million, or 6.8%, compared to the prior year. The decrease in segment profit was driven by a decrease in sales volume ($15.9 million), unfavorable product mix ($5.3 million), and 2018 legal settlements favorably impacting prior year ($4.2 million), partially offset by increased pricing ($9.8 million), manufacturing efficiencies ($4.2 million), and reduced warranty expense ($3.2 million).

Engineered Products. Sales in 2019 decreased 7.9% to $298.3 million from $323.9 million reported in 2018. Excluding the impact of favorable foreign exchange translation ($11.0 million), sales were down $14.7 million, or 4.5%, primarily due to weakness in automotive and general industrial markets.

Segment profit in 2019 was $29.3 million compared to $40.1 million in 2018, a decrease of $10.8 million, or 26.9%. Operating margins for the segment were 9.8%, which was down from the 12.4% reported for 2018. Excluding the impact of unfavorable foreign exchange translation ($1.8 million), increased restructuring costs ($1.3 million), and increased acquisition costs ($0.6 million), segment profit decreased $7.1 million, or 17.3%, driven mainly by decreased sales volume ($9.1 million), partially offset by a more favorable product mix ($1.5 million).

Corporate expenses for 2019 increased $1.5 million as compared to 2018. The increase was driven primarily by higher restructuring costs ($1.0 million), increased professional services costs ($1.0 million), the favorable impact in 2018 from recognizing share based awards at fair value due to the decline in our share price during the period ($1.3 million), increased costs related to the sale of Fairbanks Morse ($0.8 million), partially offset by decreased research and development costs ($1.0 million) due to the discontinuance of corporate funded research and development beginning in 2019 and reduced medical costs ($1.9 million).

Interest expense, net in 2019 decreased by $9.1 million as compared to 2018, primarily due to lower average outstanding debt and a $3.2 million increase in interest credits in 2019 associated with our cross-currency swap agreements.

Other expense, net in 2019 increased by $16.2 million as compared to 2018, due mainly to $25.7 million of impairment charges in 2019, a $16.3 million loss on sale of our brake products business in 2019, $1.1 million increase in environmental reserves and costs from previously disposed of businesses, partially offset by a $8.6 million less pension (non-service) costs in 2019, and a $18.1 million expense in 2018 for extinguishment of debt upon the redemption of the Old Notes.

Income tax benefit was $3.5 million in 2019 and income tax expense was $19.8 million in 2018. The effective tax rates for 2019 and 2018 were (79.3%) and 131.4%, respectively. The effective tax rate for 2019 was lower than the U.S. federal statutory income tax rate of 21.0% primarily due to the release of foreign valuation allowances, offset by tax on the global intangible low-taxed income (“GILTI”). The effect of these items resulted in a net $12.9 million decrease in tax expense. Our effective tax rate was also increased by certain of our earnings that were subject to higher tax rates in foreign jurisdictions.

Income from continuing operations was $7.8 million, or $0.38 per share, in 2019 compared to loss from continuing operations of $4.7 million, or $0.22 per share, in 2018.
2018 Compared to 2017

Sales of $1,274.1 million in 2018 increased 15.7% from $1,101.4 million in 2017. The following table summarizes the impact of acquisitions, including the reconsolidation of GST and OldCo, and foreign currency by segment:

Sales	Percent Change 2018 vs. 2017
increase/(decrease)	Acquisitions/Divestiture	Reconsolidation of GST and OldCo	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.5%	10.3%	1.2%	3.7%	15.7%
Sealing Products	0.7%	13.7%	0.7%	3.6%	18.7%
Engineered Products	—%	0.3%	2.8%	4.5%	7.6%

Following are the key effects of acquisitions (aside from the reconsolidation of GST and OldCo) on sales for 2018 compared to 2017:

•	Acquisition of Qualiseal in the second quarter of 2017 included in the Sealing Products segment; and

•	Acquisition of CVC in the fourth quarter of 2017 included in the Sealing Products segment;

Following is a discussion of operating results for each segment during 2018 compared to 2017:

Sealing Products. Sales of $954.4 million in 2018 reflect an 18.7% increase compared to the $804.3 million reported in 2017. Sales to third parties from the reconsolidated GST businesses were $190.0 million in 2018 and $75.7 million in 2017. Excluding these sales, the benefit of acquisitions ($5.7 million) and favorable foreign exchange translation ($5.0 million), sales were up 3.6% or $25.1 million. We experienced continued strength in the aerospace, food and pharmaceutical, heavy-duty tractor and trailer builds, and metals and mining markets. This positive momentum was partially offset by softness in nuclear demand and our exit of the industrial gas turbine market earlier in 2018.

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

Corporate expenses for 2018 decreased $1.4 million as compared to 2017. The decrease was driven primarily by lower incentive compensation costs ($3.0 million), decreased share-based compensation costs for awards recognized at fair value due to the year-to-date decrease in our common stock share price ($2.5 million), partially offset by increased salary, medical, and other insurance costs ($1.9 million), increased information technology costs ($1.5 million), and increased tax consulting and related costs ($0.7 million).

Interest expense, net in 2018 decreased by $22.1 million as compared to 2017, primarily due to the elimination of interest expense on our notes payable to GST upon reconsolidation on July 31, 2017, offset partially by higher average outstanding indebtedness to unrelated parties in 2018.

Other expense, net in 2018 increased by $24.8 million as compared to 2017, due mainly to a $12.8 million expense in 2018 due to a pension settlement, an $18.1 million expense in 2018 for extinguishment of debt upon the redemption of the Old Notes, and a $4.7 million increase in year-over-year expenses related to environmental and other ongoing obligations of previously owned businesses, partially offset by a $10.1 million expense in 2017 related to the impairment of intangible assets of ATD.

Income tax expense in 2018 and 2017 were $19.8 million and $28.1 million, respectively, and the effective tax rates for 2018 and 2017 were 131% and 5.1%, respectively. The effective tax rate for 2018 was higher than the U.S. federal statutory income tax rate of 21.0% primarily due to provisions of the 2017 Tax Cuts and Jobs Act (“Tax Act”) including updates to the 2017 provisional amounts related to the remeasurement of our deferred tax assets and liabilities and Tax Act provisions that were introduced in 2018, such as GILTI. The effect of these new provisions resulted in a $15.8 million increase in tax expense. Additionally, our effective tax rate was also increased by certain of our earnings that were subject to higher tax rates in foreign jurisdictions.

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

Loss from continuing operations was $4.7 million, or $0.22 per share, in 2018 compared to income from continuing operations of $517.9 million, or $23.76 per share, in 2017.
Restructuring and Other Costs
We incurred $35.1 million, $22.2 million and $5.1 million of restructuring and impairment costs during the years ended December 31, 2019, 2018 and 2017, respectively.
During 2019, we conducted several restructuring activities in our Stemco division in the Sealing Product segment, mostly consisting of the exit of our automatic tire inflation systems and RF-based tire pressure monitoring and inflation system product lines and impairments related to intangible assets and property, plant, and equipment of our Motorwheel product line. We also recorded restructuring and impairment costs related the shut down of our ATDynamics business completed in January 2020. Substantially all costs associated with these initiatives, as well as other smaller restructuring and impairment charges, were incurred or accrued for as of December 31, 2019. Workforce reductions in 2019 associated with our restructuring activities totaled 121 administrative and manufacturing positions.
In 2018, we commenced and completed the exit from our industrial gas turbine business in the Sealing Products segment located in Oxford, Massachusetts and we implemented a restructuring plan under which our Stemco heavy-duty truck business in the Sealing Products segment discontinued the manufacturing of brake drum friction. Substantially all costs associated with these initiatives were incurred in 2018, with the exception of severance costs related to our exit of the manufacturing of brake drum friction occurring in January 2019. Workforce reductions in 2018 associated with our exit from the industrial gas turbine business and other smaller targeted restructuring activities totaled 98 administrative and manufacturing positions.
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
As of December 31, 2019, we held $0.9 million of cash and cash equivalents in the United States and $120.3 million outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100% dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings. In addition, as of December 31, 2019, we had a current income tax receivable totaling $28.7 million, which includes $19.7 million arising from the carryback of our 2017 tax loss (driven by aggregate Trust funding of $495.8 million) to prior years and the resulting amendment of those tax returns.
Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $250.3 million at year-end have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends received deduction provided in the Tax Act, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2019, we repatriated $26.8 million of earnings from our foreign subsidiaries, resulting in no incremental U.S. tax and an immaterial amount of foreign withholding taxes. As a result, we have not recognized a deferred tax liability on our investment in foreign subsidiaries.
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
The net operating loss (“NOL”) resulting from the 2017 deduction was carried back to offset federal taxable income reported in the preceding ten years. We filed an initial carryback claim in May 2018 and received federal refunds totaling $96.9 million in 2018 ($95.8 million in June 2018 and $1.1 million in July 2018) and an additional $17.5 million in February 2019. In addition, amended income tax returns for the preceding ten years were filed in December 2018 to capture foreign tax credits freed up during the carryback period, and we expect federal refunds from those returns totaling $19.3 million. The carryback claim and the amended returns have also freed up an additional $14.9 million in foreign tax credits, of which approximately $4.2 million were utilized to offset our 2019 federal tax liability with the balance expected to be utilized to reduce taxes in 2020.

Proceeds from Disposition
On December 13, 2019, we announced the signing of a definitive agreement to sell Fairbanks Morse, which transaction closed on January 21, 2020. Gross proceeds received on the closing date were approximately $445.4 million, of which $143.9 million was utilized to pay off all of the then outstanding borrowings under the Revolving Credit Facility (defined below in "—Capital Resources"). Taxes on the gain of approximately $70 million will be due throughout 2020.
Cash Flows
Operating activities of continuing operations provided cash in the amount of $130.8 million, $212.8 million and $35.2 million in 2019, 2018 and 2017, respectively. The decrease in operating cash flows in 2019 versus 2018 was primarily attributable to higher income tax refunds in 2018 driven by the asbestos settlement payments ($86.7 million), higher insurance receipts in 2018 ($24.1), partially offset by higher net income and lower net working capital. The increase in operating cash flows in 2018 versus 2017 was primarily attributable to a decrease in asbestos payments in 2018 ($95.0 million) and an increase in income tax refunds relating to the asbestos settlement payments ($84.3 million).
Investing activities of continuing operations used $331.1 million in 2019, provided $1.1 million in 2018, and used $89.5 million of cash in 2017. The increased cash usage in 2019 was driven by $310.5 million used for acquiring businesses, $26.3 million more cash provided by investing activities in 2018 for the sale of fixed assets and businesses, primarily from the sale of land and building at Oxford, Massachusetts as we exited our industrial gas turbine business of our Technetics division in the Sealing Products segment, and $9.3 million provided by settling derivative contracts in 2018, partially offset by lower capital expenditures in 2019 ($14.5 million). Our 2018 investing activities provided $90.6 million more than our 2017 activities due to by $30.2 million more proceeds from sales of fixed assets in 2018, mostly from the sale of the land and building at Oxford, Massachusetts, $9.3 million received as the result of settling derivative contracts in 2018, 2017 cash paid $44.6 million for acquisitions and the net $11.5 million negative impact of the various deconsolidation and reconsolidation activities of GST and OldCo in 2017, partially offset by higher capital expenditures in 2018.
Financing activities of continuing operations provided $123.8 million in cash in 2019, primarily from $17.1 million net draw on the Revolving Credit Facility, and $149.1 million net proceeds from a new term loan facility, partially offset by $20.9 million in dividends paid and $15.0 million in cash used to repurchase stock. Financing activities used $252.4 million in 2018, primarily from $118.4 million in redemption of the Old Notes, net of the net proceeds from the issuance of the Senior Notes, $56.8 million in net repayments on our revolving credit facility, $50.0 million in cash used to repurchase stock, and $20.3 million in dividends paid. Funding for this activity was mainly derived from the previously discussed tax refunds and repatriation of previously taxed earnings from our foreign subsidiaries. Financing activities provided $118.5 million in 2017 primarily from the net proceeds from the issuance of a follow-on tranche of the Old Notes in March ($149.2 million), offset by a payment on the GST notes during the time in which GST was deconsolidated from EnPro ($45.2 million) that contributed to GST's initial funding of the Trust, net borrowings on our revolving credit facility ($43.5 million), and by cash paid to repurchase shares ($11.5 million) and for dividends ($19.0 million).
Capital Resources
Senior Secured Revolving Credit Facility. On September 25, 2019, we entered into a First Amendment (the "First Amendment") to our Second Amended and Restated Credit Agreement (the "Credit Agreement”) among EnPro Industries, Inc. and EnPro Holdings, Inc. as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”) and a five-year, senior secured term loan facility of $150.0 million (the "Term Loan Facility" and, together with the Revolving Credit Facility, the "Facilities"). The Amended Credit Agreement also provides that the borrowers may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $225.0 million and 100% of consolidated EBITDA (as defined) for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio.
Initially, borrowings under the Facilities bore interest at an annual rate of LIBOR plus 1.50% or base rate plus 0.50%, with the interest rates under the Facilities being subject to incremental increases based on a consolidated total net leverage ratio.  In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.175%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
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

The Facilities are subject to prepayment with the net cash proceeds of certain asset sales not reinvested in acquisitions within a specified period, casualty or condemnation events, and non-permitted debt issuances.
The Company and EnPro Holdings are the permitted borrowers under the Revolving Credit Facility.  We have the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of our domestic, consolidated subsidiaries (other than any subsidiaries that may be designated as "unrestricted" by the Company from time to time) is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has entered into the Credit Agreement to provide such a guarantee.
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

•
a maximum consolidated total net leverage ratio of not more than 4.25 to 1.0 (with total debt, for the purposes of such ratio, to be net of up to $125 million of unrestricted cash of EnPro Industries, Inc. and its domestic, consolidated subsidiaries), which ratio will decrease to 4.0 to 1.0 for each fiscal quarter beginning with the fiscal quarter ending December 31, 2020 and, once so decreased, may be increased (up to three times) at the borrowers' option to not more than 4.5 to 1.0 for the for-quarter period following a significant acquisition; and

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
We were in compliance with all covenants of the Credit Agreement as of December 31, 2019.
The borrowing availability under our Revolving Credit Facility at December 31, 2019 was $248.7 million after giving consideration to $17.5 million of outstanding letters of credit and $133.9 million of outstanding borrowings.
Senior Notes. On October 17, 2018, we completed the offering of $350 million aggregate principal amount of our Senior notes and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450 million aggregate principal amount of the outstanding Old Notes, of which $300 million aggregate principal amount were issued in 2014 and $150 million aggregate principal amount were issued in a follow-on offering in 2017. The Old Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We recorded a loss on the redemption of the Old Notes of approximately $18.1 million in the fourth quarter of 2018.
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
The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further required us to apply the net cash proceeds of certain asset sales not reinvested in acquisitions, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount, to offer to repurchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest.
Share Repurchase Program
In October 2015, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. Through the program's expiration in October 2017, we purchased $47.2 million of the $50.0 million authorized, including purchases in 2015 and 2016.
In October 2017, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. During 2018, we repurchased 0.7 million shares for $50.0 million under this program.
In October 2018, our board of directors authorized a new two-year program for the repurchase of up to $50.0 million of our outstanding common shares. During 2019, we repurchased 0.2 million shares for $15.0 million. The remaining amount of authorized purchases in the program at December 31, 2019 was $35.0 million. The program will expire in October 2020.
Subsequent to December 31, 2019, we repurchased additional shares for $1.6 million through March 9, 2020. The remaining amount of authorized purchases in the program at that date was $33.4 million.
Dividends
On January 13, 2015, our board of directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2019, our board declared a dividend of $0.25 per share in each quarter, and on February 19, 2020 we announced that our board of directors had increased the quarterly dividend to $0.26 per share, commencing with the dividend to be paid on March 18, 2020 to all shareholders of record as of March 4, 2020. Each of the Credit Agreement and the indenture governing the Senior Notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $50.0 million per year under the Credit Agreement and $60.0 million per year under the indenture governing the Senior Notes. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the Senior Notes to permit the payment of dividends in excess of the respective basket amount.
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
Revenue Recognition
Our largest stream of revenue is product revenue for shipments of the various products discussed further in Note 19, "Business Segment Information", to our consolidated financial statements, along with a smaller amount of revenue from services that typically pertain to the products sold and take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.
Pensions and Postretirement Benefits
We and certain of our subsidiaries sponsor domestic and foreign defined benefit pension and other postretirement plans. Major assumptions used in the accounting for these employee benefit plans include the discount rate, expected return on plan assets, rate of increase in employee compensation levels and assumed health care cost trend rates. Assumptions are determined based on data available to us and appropriate market indicators, and are evaluated each year as of the plans’ measurement date. A change in any of these assumptions could have a material effect on net periodic pension and postretirement benefit costs reported in the Consolidated Statements of Operations, as well as amounts recognized in the Consolidated Balance Sheets. See Note 15, "Pensions and Postretirement Benefits," to the consolidated financial statements for a discussion of pension and postretirement benefits.
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
To estimate the fair value of our reporting units, we use both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of intangible asset impairment, including projected revenues and profit margins, interest rates, our weighted average cost of capital, royalty rates and tax rates. For the market approach, we chose a group of 20 companies we believe are representative of our diversified industrial peers. We used a 70% weighting for the discounted cash flow valuation approach and a 30% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites where the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 17 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at a majority of these sites relate to remediation projects for soil and groundwater contamination at former operating facilities that were sold or closed.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings subsidiary when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible total costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.7 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.8 million we have accrued at December 31, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York, which is included in the 19 sites referred to above. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983 that was alleged by government agencies to have contributed to the need for environmental response actions at the Onondaga site. Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, asserted claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. After continued discussions with Honeywell, an agreement was reached to settle Honeywell's claim for $10.0 million in exchange for a full release of any and all claims based on Crucible's alleged contamination of Onondaga Lake. In light of this settlement, for the third quarter of 2019, we increased our reserve for this matter by $3.5 million to reflect an aggregate reserve of $10.0 million. The settlement was finalized on January 24, 2020 and payment of the full settlement amount of $10.0 million was made on February 14, 2020.
Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, including the Lower Passaic River Study Area and the Onondaga site, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of December 31, 2019 is $2.1 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
Implementation of the immediate responsive actions at the plant has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017 with further improvements made to the system in December 2017 and January 2018. Indoor air sampling is conducted at four locations quarterly and results have been below levels requiring responsive action at three sampling locations since June 2017 and at all four locations since February 2018. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and implementing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017.
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
On January 31, 2019, some of these property owners (representing ownership of 27 residential, agricultural or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that had come onto their properties.
In October 2019, the claims of the property owners (representing ownership of the 27 residential, agricultural and commercial properties) were settled for current and estimated future payments of $3.0 million in the aggregate. In December 2019, the claims of Yalobusha County and the Board of Trustees of the Yalobusha County General Hospital were settled for a payment of $4.5 million, which was paid in the first quarter of 2020. In exchange for these payments, both cases have been dismissed with prejudice, each plaintiff has released any and all claims that were or could have been brought against EnPro, and each property owner will file in the real property records of Yalobusha County, Mississippi, a deed restriction required by MDEQ as part of EnPro's required remediation.
In light of the settlement of the County lawsuit, and installation and operation of additional remediation systems, for the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million to reflect an aggregate reserve of $9.2 million at December 31, 2019. Beyond this increase, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
In 2019, in addition to the accruals described above, we accrued $0.8 million in liabilities to reflect our estimated costs to reflect our most current estimate of costs for continued remediation at two sites based upon a reassessment of the expected duration of remedial activities at each of those sites. As of December 31, 2019 and 2018, we had accrued liabilities of $36.0 million and $30.6 million, respectively, for estimated future expenditures relating to environmental contingencies.
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
We have certain ongoing obligations, which are included in other liabilities in our Consolidated Balance Sheets, including workers’ compensation, retiree medical and other retiree benefit matters, in addition to those mentioned previously related to EnPro Holdings' period of ownership of Crucible. Based on Based on EnPro Holdings' prior ownership of Crucible, we may have certain additional contingent liabilities, including liabilities in one or more significant environmental matters included in the matters discussed in “Environmental” above. We are investigating these matters. Except with respect to those matters for which we have an accrued liability as discussed in “Environmental” above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 21 to the Consolidated Financial Statements for information about certain liabilities relating to EnPro Holdings' ownership of Crucible.

Warranties
We provide warranties on many of our products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. We record a liability based upon estimates of the costs we may incur under our warranties based upon a review of historical warranty experience and information regarding the number, nature, and dollar valuation of specific warranty claims being made by customers. Adjustments are made to the liability as claims data and historical experience necessitate.
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(in millions)
Balance at beginning of year	$9.4	$2.7	$2.5
Charges to expense	5.8	10.1	2.5
Settlements made	(5.1)	(3.4)	(2.3)
Balance at end of year	$10.1	$9.4	$2.7

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted

the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have briefed their legal positions and court hearings concluded in late 2019. A court ruling is expected in the second quarter of 2020.
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
Asbestos Insurance Matters
Under the Consensual Settlement and Joint Plan, GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the Trust. These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-Garlock Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims from the Pre-Garlock Coverage Block and anticipates further collections once the Trust begins making claims payments.
At December 31, 2019, approximately $6.7 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $6.7 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $6.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that $6.7 million will be collected in 2020.
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
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $6.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2019, is as follows:

	Payments Due by Period (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$634.0	$4.1	$8.9	$270.9	$350.1
Interest on long-term debt	163.2	25.3	49.7	47.9	40.3
Operating leases	42.3	10.6	13.6	8.9	9.2
Other liabilities	40.1	25.7	4.7	4.5	5.2
Total	$879.6	$65.7	$76.9	$332.2	$404.8

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes. In our Consolidated Balance Sheet, this amount is shown net of a debt discount of $4.7 million. Additional discussion regarding the Senior Notes is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 12, "Long-Term Debt," to the consolidated financial statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
Payments for other liabilities are estimates of amounts to be paid for environmental and other retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2019. These estimated payments are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental" and "Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 21, "Commitments and Contingencies," to the consolidated financial statements.
The table does not include obligations under our pension and postretirement benefit plans, which are included in Note 15, "Pension and Postretirement Benefits," to the consolidated financial statements.

Supplemental Guarantor Financial Information
On October 17, 2018, we completed the offering of the Senior Notes and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem all of the Old Notes on October 31, 2018. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at December 31, 2019 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) did not guarantee the Old Notes and do not guarantee the Senior Notes.

The Guarantor Subsidiaries jointly and severally guarantee on an unsecured, unsubordinated basis the performance and punctual payment when due, whether at stated maturity of the Senior Notes, by acceleration or otherwise, all of our obligations under the Senior Notes and the indenture governing the Senior Notes (the “Indenture”), whether for payment of principal of, premium, if any, or interest on the Senior Notes, expenses, indemnification or otherwise (all such obligations guaranteed by the Guarantor Subsidiaries are referred to as the “Guaranteed Obligations”). The Guarantor Subsidiaries have jointly and severally agreed to pay, in addition to the obligations stated above, any and all expenses (including reasonable counsel fees and expenses) incurred by the trustee (the “Trustee”) under the Indenture in enforcing any rights under their guarantees of the Guaranteed Obligations.

Each guarantee of a Guarantor Subsidiary is limited to an amount not to exceed the maximum amount that can be guaranteed by it without rendering the guarantee, as it relates to such Guarantor Subsidiary, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. Each guarantee of a Guarantor Subsidiary is a continuing guarantee and shall inure to the benefit of and be enforceable by the Trustee, the holders of the Senior Notes and their successors, transferees and assigns and, subject to the provisions described in the following sentence, remains in full force and effect until payment in full of all of the Guaranteed Obligations of such Guarantor Subsidiary and is binding upon such Guarantor Subsidiary and its successors. A guarantee of the Senior Notes by a Guarantor Subsidiary is subject to release in the following circumstances: (i) the sale, disposition, exchange or other transfer (including through merger, consolidation, amalgamation or otherwise) of the capital stock of the subsidiary made in a manner not in violation of the Indenture; (ii) the designation of the subsidiary as an “Unrestricted Subsidiary” under the Indenture; (iii) the legal defeasance or covenant defeasance of the Senior Notes in accordance with the terms of the Indenture; or (iv) the subsidiary ceasing to be our subsidiary as a result of any foreclosure of any pledge or security interest securing our Revolving Credit Facility or other exercise of remedies in respect thereof.
The reported amounts of income from discontinued operations, net of income taxes; net cash provided by operating activities of discontinued operations; net cash used in investing activities of discontinued operations; as well as assets and liabilities held for sale as reflected in the the following summarized consolidating financial information relate solely to Fairbanks Morse which is the discontinued operation reported in the consolidated financial statements included in this report. Fairbanks Morse was a guarantor of the Senior Notes during all periods presented. Upon the sale of Fairbanks Morse on January 21, 2020, Fairbanks Morse ceased to be a guarantor of the Senior Notes. In addition, on January 31, 2020, we completed the sale of EnPro Learning Systems, LLC, which was a guarantor of the Senior Notes. On that date, EnPro Learning Systems, LLC ceased to be a guarantor of the Senior Notes. The net sales, gross profit, income, assets, liabilities, and cash flows of EnPro Learning Systems, LLC at and for the year ended December 31, 2019 were insignificant.
The following tables present summarized consolidating financial information for (i) EnPro Industries, Inc. (the "Parent") and the Guarantor Subsidiaries on a combined basis after intercompany eliminations, (ii) the Non-Guarantor Subsidiaries on a combined basis and (iii) the eliminations necessary to arrive at our consolidated results. The consolidating financial information reflects our investments in subsidiaries using the equity method of accounting. These tables are not intended to present our results of operations, cash flows or financial condition for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting, including requirements under the Indenture. Eliminations include adjustments to remove the investment in and equity in earnings from the Non-Guarantor Subsidiaries from the Parent and Guarantor Subsidiaries column to present the summarized consolidating information in accordance with the Indenture.
The summarized consolidating results of operations for the year ended December 31, 2019 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$773.2	$581.6	$(149.1)	$1,205.7
Gross profit	211.5	192.3	—	403.8
Income (loss) from continuing operations	(58.1)	65.9	—	7.8
Income from discontinued operations, net of taxes	30.0	0.5	—	30.5
Equity in earnings of subsidiaries, net of tax	66.4	—	(66.4)	—
Net income	$38.3	$66.4	$(66.4)	$38.3
Comprehensive income	$58.9	$78.2	$(78.2)	$58.9

The summarized consolidating statements of cash flows for the year ended December 31, 2019 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$92.5	$71.5	$(33.2)	$130.8
Net cash used in investing activities of continuing operations	(281.9)	(49.2)	—	(331.1)
Net cash provided by (used in) financing activities of continuing operations	126.6	(36.0)	33.2	123.8
Net cash provided by operating activities of discontinued operations	73.2	3.6	—	76.8
Net cash used in investing activities of discontinued operations	(11.8)	—	—	(11.8)
Effect of exchange rate changes on cash and cash equivalents	—	3.1	—	3.1
Net decrease in cash and cash equivalents	(1.4)	(7.0)	—	(8.4)
Cash and cash equivalents at beginning of year	2.3	127.3	—	129.6
Cash and cash equivalents at end of year	$0.9	$120.3	$—	$121.2

The summarized consolidating balance sheets at December 31, 2019 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets held and used	$217.5	$302.2	$(24.3)	$495.4
Current assets held for sale	246.4	7.7	—	254.1
Total current assets	463.9	309.9	(24.3)	749.5
Non-current assets	687.4	598.2	—	1,285.6
Investment in Non-Guarantor Subsidiaries	704.3	—	(704.3)	—
Total assets	$1,855.6	$908.1	$(728.6)	$2,035.1
LIABILITIES AND EQUITY
Current liabilities held and used	$143.6	$104.8	$(24.3)	$224.1
Current liabilities held for sale	88.7	0.8	—	89.5
Total current liabilities	232.3	105.6	(24.3)	313.6
Non-current liabilities	708.4	98.2	—	806.6
Total liabilities	940.7	203.8	(24.3)	1,120.2
Redeemable non-controlling interest	28.0	—	—	28.0
Shareholders’ equity	886.9	704.3	(704.3)	886.9
Total liabilities and equity	$1,855.6	$908.1	$(728.6)	$2,035.1

The table above reflects $11.9 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $12.4 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of the Non-Guarantor Subsidiaries. The Non-Guarantor Subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Senior Notes or the Indenture, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Company or the Guarantor Subsidiaries have to receive any assets of any of the Non-Guarantor Subsidiaries upon the liquidation or reorganization of any Non-Guarantor Subsidiary, and the consequent rights of holders of Senior Notes to realize proceeds from the sale of any of a Non-Guarantor Subsidiary’s assets, would be effectively subordinated to the claims of such Non-Guarantor Subsidiary’s creditors, including trade creditors and holders of preferred equity interests, if any, of such Non-Guarantor Subsidiary. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantor Subsidiaries, the Non-Guarantor Subsidiaries will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to the Company or any Guarantor Subsidiaries.
If a Guarantor Subsidiary were to become a debtor in a case under the U.S. Bankruptcy Code or encounter other financial difficulty, under federal or state fraudulent transfer or conveyance law, a court may avoid, subordinate or otherwise decline to enforce its guarantee of the Senior Notes. A court might do so if it is found that when such Guarantor Subsidiary entered into its guarantee of the Senior Notes, or in some states when payments became due under the Senior Notes, such Guarantor Subsidiary received less than reasonably equivalent value or fair consideration and either:
•was insolvent or rendered insolvent by reason of such incurrence;

•was left with unreasonably small or otherwise inadequate capital to conduct our business; or
•believed or reasonably should have believed that it would incur debts beyond its ability to pay.
The court might also avoid the guarantee of the Senior Notes without regard to the above factors, if the court found that the Guarantor Subsidiary entered into its guarantee with actual intent to hinder, delay or defraud our creditors.
A court would likely find that a Guarantor Subsidiary did not receive reasonably equivalent value or fair consideration for its guarantee of the Senior Notes, if such Guarantor Subsidiary did not substantially benefit directly or indirectly from the funding made available by the issuance of the Senior Notes. If a court were to avoid a guarantee of the Senior Notes provided by a Guarantor Subsidiary, holders of the Senior Notes would no longer have any claim against such Guarantor Subsidiary. The measures of insolvency for purposes of these fraudulent transfer or conveyance laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer or conveyance has occurred, such that we cannot predict what standards a court would use to determine whether or not a Guarantor Subsidiary was solvent at the relevant time or, regardless of the standard that a court uses, that the guarantee of a Guarantor Subsidiary would not be subordinated to such Guarantor Subsidiary’s other debt. As noted above, each guarantee provided by a Guarantor Subsidiary includes a provision intended to limit the Guarantor Subsidiary’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer or conveyance. This provision may not be effective to protect those guarantees from being avoided under fraudulent transfer or conveyance law, or it may reduce that Guarantor Subsidiary’s obligation to an amount that effectively makes its guarantee worthless, and we cannot predict whether a court will ultimately find it to be effective.
On the basis of historical financial information, operating history and other factors, we believe that each of the Guarantor Subsidiaries, after giving effect to the issuance of its guarantee of the Senior Notes when such guarantee was issued, was not insolvent, did not have unreasonably small capital for the business in which it engaged and did not and has not incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2019. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt	$0.3	$0.3	$0.2	$0.1	$—	$350.1	$351.0	$378.8
Average interest rate	5.3%	5.3%	5.3%	5.3%	5.3%	5.8%	5.7%
Additionally, we had $133.9 million of outstanding borrowings on our revolving credit facility and $149.1 million of outstanding borrowings on our term loan as of December 31, 2019, both of which have variable interest rates. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position. The outstanding borrowings under the revolving credit facility were repaid on January 22, 2020 with a portion of the gross proceeds from the sale of Fairbanks Morse.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $5.2 million and $7.7 million as of December 31, 2019 and 2018, respectively.
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
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The purpose of our disclosure controls and procedures is to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, including this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding disclosure.
Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at December 31, 2019 because of the material weakness in our internal control over financial reporting discussed below.
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

We have carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the "Internal Control-Integrated Framework" (2013 version). This assessment did not include the acquisitions of

LeanTeq or The Aseptic Group, other than their respective balances of goodwill and intangible assets, because these companies were acquired in purchase business combinations in 2019. The combined total of the excluded assets of these acquired businesses and the combined total revenues of these acquired businesses from the acquisition dates through the year ended December 31, 2019 represented approximately 2% and approximately 1% of our total assets and revenue, respectively, at and for the year ended December 31, 2019.

Based on our assessment, we concluded as of December 31, 2019, there was a material weakness in the Company’s internal control over financial reporting with respect to the design and maintenance of controls over the accounting for income taxes. Specifically, we did not design and maintain effective controls to (1) sufficiently review and validate information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (2) sufficiently review the completeness and accuracy of input data used in calculation of a new annual federal tax which became effective in 2018 under the Tax Act and certain recurring tax credits. These deficiencies resulted in a revision to our December 31, 2018 annual financial statements related to items affecting the provision for income tax expense and related accounts reported for the year ended December 31, 2018, which had the effect of understating income tax expense for the year by approximately $5.0 million. Additionally, these deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected.

Therefore, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework (2013 version) issued by COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and stated in their report which appears in this Form 10-K.

Remediation Status

Since the material weakness was identified, we have undertaken, under the oversight of the Audit Committee of our Board of Directors, a plan to strengthen our internal control over financial reporting and undertaken steps to remediate these deficiencies, including:

•	enhancing the Company’s quarterly tax package to require additional tax package preparer explanations, responses, representations, and formal documentation of local review and approval;

•	implementing additional tax package data validation steps;

•
expanding the Company’s key control regarding the review of quarterly tax packages to provide additional specific actions to be performed by corporate tax personnel in the review process, definition of specific content to be documented as part of the tax package review process and local formal concurrence to all significant corporate adjustments;

•	implementing a process for formal confirmation that special taxes and credits are based upon input factors that are reviewed and approved; and

•	enhancing the quarterly review of the Effective Tax Rate (“ETR”) for each significant country and the reasons for any significant deviations from statutory or prior year ETRs by appropriate personnel.

Although we have made substantial progress toward the remediation of the identified deficiencies, all measures necessary to fully remediate the material weakness were not in place at December 31, 2019. We will continue to implement our remediation plan and to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31,

2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; – Section 16(a) reports” in our definitive proxy statement for the 2020 annual meeting of shareholders is incorporated herein by reference.
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
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” in our definitive proxy statement for the 2020 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock” in our definitive proxy statement for the 2020 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2019, with respect to our Amended and Restated 2002 Equity Compensation Plan, the only compensation plan or arrangement (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	531,803(1)	$58.91(2)	769,980
Equity compensation plans not approved by security holders	—	—	—
Total	531,803(1)	$58.91(2)	769,980

(1)
Includes shares issuable under restricted share unit awards and under performance shares awarded under our Amended and Restated 2002 Equity Compensation Plan at the level paid for the 2017 - 2019 performance cycle and at the maximum levels payable for the 2018 - 2020 and 2019 - 2021 performance cycles.

(2)
The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices - Director compensation” and “Executive compensation - Grants of plan based awards - LTIP awards” in our definitive proxy statement for the 2020 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption, “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2020 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2020 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.	Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2019, 2018 and 2017 appears on page 107.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3.	Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 52 to 54.

ITEM 16.	FORM 10-K SUMMARY
None

EXHIBIT INDEX

2.1
Modified Joint Plan of Reorganization of Garlock Sealing Technologies LLC, et al. and OldCo, LLC, Successor by Merger to Coltec Industries Inc dated May 20, 2016, as modified on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017, filed in the United States Bankruptcy Court for the Western District of North Carolina (Charlotte Division) (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 31, 2017 by EnPro Industries, Inc. (File No. 001-31225))

2.2
Securities Purchase Agreement dated as of July 19, 2019 between EnPro Industries, Inc., the Sellers listed therein, Shareholder Representative Services LLC, and the Optionholder listed therein relating to the purchase and sale of 100% of the interests of LeanTeq Co., LTD and LeanTeq LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 22, 2019 by EnPro Industries, Inc. (File No. 001-31225)

2.3
Membership Interest Purchase Agreement dated as of December 12, 2019 among EnPro Holdings, Inc., Fairbanks Morse, LLC and Arcline FM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 13, 2019 by EnPro Industries, Inc. (File No. 001-31225)

3.1
Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

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

4.3*	Description of Capital Stock

10.1
Second Amended and Restated Credit Agreement dated as of June 28, 2018 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2018 by EnPro Industries, Inc. (File No. 001-31225))

10.2
First Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2019 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party hereto, Lunar Investment, LLC, LeanTeq LLC, the Lenders party hereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 25, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

10.3
Registration Rights Agreement dated as of October 17, 2018 between EnPro Industries, Inc., Applied Surface Technology, Inc., Belfab, Inc., Coltec International Services Co., Compressor Products International LLC, EnPro Associates, LLC, EnPro Holdings, Inc., EnPro Learning Systems, LLC, Fairbanks Morse, LLC, Garlock Hygienic Technologies, LLC, Garlock International, Inc., Garlock Overseas Corporation, Garlock Pipeline Technologies, Inc., Garlock Sealing Technologies, LLC, Garrison Litigation Management Group, Ltd., GGB, Inc., GGB LLC, Qualiseal Technology, LLC, Stemco Products, Inc., Technetics Group Daytona, Inc., Technetics Group LLC, Technetics Group Oxford, Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 17, 2018 by EnPro Industries, Inc. (File No. 001-31225))

10.4
Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.5+
EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 31, 2016 (File No. 001-31225))

10.6+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+
EnPro Industries, Inc. Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+
EnPro Industries, Inc. Management Stock Purchase Deferral Plan (2019 Amendment and Restatement) incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2019 filed by EnPro Industries, Inc. (File No. 001-31225)

10.9+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2009 Amendment and Restatement) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.11+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.14+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+
Executive Employment Agreement dated March 10, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 10, 2008 filed by EnPro Industries, Inc., (File No. 001-31225))

10.22+
Amendment to Executive Employment Agreement dated as of August 4, 2010 between EnPro Industries, Inc. and Stephen E. Macadam incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 2010 filed by EnPro Industries, Inc., (File No. 001-31225))

10.23+
Second Amendment to Executive Employment Agreement dated as of March 11, 2019 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated March 11, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of April 14, 2008 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Amendment to Management Continuity Agreement dated as of April 11, 2019 between EnPro Industries, Inc. and Stephen E. Macadam (incorporated by reference to Exhibit 10.1 to the Form 8-K dated April 11, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.28+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225) (this exhibit is substantially identical to the Management Continuity Agreement between EnPro Industries, Inc. and William C. O'Neal entered into on July 28, 2015 and the Management Continuity Agreement between EnPro Industries, Inc. and Susan E. Sweeney dated as of February 10, 2014)

10.30+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of June 5, 2017) incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.31+
Notice of Grant of Incentive Stock Options and Stock Option Agreement dated as of July 25, 2019 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 30, 2019 by EnPro Industries, Inc. (File No. 001-31225)

10.32+
Notice of Grant of Nonqualified Stock Options and Stock Option Agreement dated as of July 25, 2019 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 30, 2019 by EnPro Industries, Inc. (File No. 001-31225)

10.33+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

22.1*	List of Guarantor Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Felix M. Brueck

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Adele M. Gulfo

24.6*	Power of Attorney for Kees van der Graaf

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

*	Items marked with an asterisk are filed herewith.

+	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 11th day of March, 2020.

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

Signatures	Title	Date

/s/ Marvin A. Riley	President and Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2020
Marvin A. Riley

/s/ J. Milton Childress II	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2020
J. Milton Childress II

/s/ David L. Hauser	Chairman of the Board and Director	March 11, 2020
David L. Hauser*

/s/ Thomas M. Botts	Director	March 11, 2020
Thomas M. Botts*

/s/ Felix M. Brueck	Director	March 11, 2020
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	March 11, 2020
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	March 11, 2020
Diane C. Creel*

/s/ Adele M. Gulfo	Director	March 11, 2020
Adele M. Gulfo*

/s/ Kees van der Graaf	Director	March 11, 2020
Kees van der Graaf*

/s/ John Humphrey	Director	March 11, 2020
John Humphrey*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 8 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the accounting for income taxes.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded LeanTeq Co., Ltd., and its affiliate LeanTeq LLC (collectively, “LeanTeq”), and The Aseptic Group from its assessment of internal control over financial reporting as of December 31, 2019 because they were acquired by the Company in purchase business combinations during 2019. We have also excluded LeanTeq and The Aseptic Group from our audit of internal control over financial reporting. LeanTeq’s and The Aseptic Group’s total assets and total revenues are excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2% and approximately 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2019.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Indefinite-Lived Trademarks - Impairment Assessment

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived trademarks balance was $71.4 million as of December 31, 2019. The Company conducts an impairment test as of October 1 of each year for indefinite-lived intangible assets, including trademarks, which compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value or change the useful life of the asset. As disclosed by management, the determination of the fair value of indefinite-lived trademarks using this approach requires the use of estimates and assumptions, including projected revenues and profit margins, interest rates, the Company’s weighted average cost of capital, royalty rates and tax rates.

The principal considerations for our determination that performing procedures relating to the indefinite-lived trademarks impairment assessment is a critical audit matter are that there was significant judgment by management when determining the fair value measurements of the indefinite-lived trademarks, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s cash flow projections, including the projected revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived trademarks impairment assessments, including controls over the determination of the valuation of the Company’s indefinite-lived trademarks. These procedures also included, among others, testing management’s process for determining the fair value estimates, evaluating the appropriateness of the valuation method, testing the completeness, accuracy, and relevance of the underlying data used in the fair value estimates, and evaluating the significant assumptions used by management, including the projected revenues. Evaluating the reasonableness of the projected revenues involved considering current and past performance, as well as industry results and data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the weighted average cost of capital.

Valuation of the Customer Relationship Intangible Asset Related to the LeanTeq Acquisition

As described in Notes 1 and 3 to the consolidated financial statements, the Company completed the acquisition of LeanTeq for $271.2 million in cash, net of cash acquired, plus rollover equity from two of LeanTeq sellers in 2019. Identified intangible assets acquired as part of acquisitions in 2019 were $213.1 million of definite-lived intangible assets, including customer relationships, proprietary technology, trade names, favorable leasehold interests and non-competition agreements. A portion of the acquired definite-lived intangible assets related to the LeanTeq customer relationship intangible asset. The fair value of intangible assets associated with acquisitions is determined using a discounted cash flow model. Projecting discounted future cash flows requires management to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, tax rates, attrition rates, and the appropriate discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the customer relationship intangible asset related to the LeanTeq acquisition is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the acquired customer relationship intangible asset, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s discounted cash flow model and significant assumptions, including future revenues and expenses, the attrition rate, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to business combinations, including controls over management’s valuation of the definite-lived intangible assets and controls over the development of the assumptions related to the valuation of the definite-lived intangible assets including future revenue and expenses, the attrition rate, and the discount rate. These procedures also included, among others, reading the purchase agreement and testing management’s process for estimating the fair value of the customer relationship intangible asset. Testing management’s process included evaluating the appropriateness of the discounted cash flow model, testing the completeness, accuracy, and relevance of the underlying data used in the model, and evaluating the reasonableness of the significant assumptions used by management, including future revenue and expenses, the attrition rate, and the discount rate. Evaluating the reasonableness of the future revenue and expenses involved considering the historical results of LeanTeq, as well as industry results and data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and certain significant assumptions, including the attrition rate and the discount rate.

Provision for Income Taxes - Completeness and Accuracy of Data

As described in Note 5 to the consolidated financial statements, the Company recorded a provision for income taxes of $3.5 million for the year ended December 31, 2019. The completeness and accuracy of the provision for income taxes is dependent on the completeness and accuracy of data, including information received from foreign subsidiaries on a quarterly basis and recording adjustments to the foreign subsidiaries reporting packages as part of the period end financial reporting process. In addition, the provision for income taxes is dependent on input data that is used in the calculation of a new annual federal tax which became effective in 2018 under the Tax Cuts and Jobs Act (the "Tax Act") and certain recurring tax credits.

The principal considerations for our determination that performing procedures relating to the provision for income taxes is a critical audit matter are there was a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating the audit evidence obtained related to accounting for the provision for income taxes. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.  As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified as of December 31, 2019 related to accounting for income taxes, specifically the review and validation of information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of the Company’s consolidated provision for income taxes and review the completeness and accuracy of input data used in calculation of a new annual federal tax which became effective in 2018 under the Tax Act and certain recurring tax credits.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others, testing the income tax provision, including the rate reconciliation, return to provision adjustments, evaluating the completeness and accuracy of foreign tax packages, including adjustments made to the packages in consolidation, evaluating the completeness and accuracy of the input data used in the calculation of the new annual federal tax, and evaluating permanent and temporary differences. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s foreign income tax expense.

Realizability of Deferred Tax Assets Previously Offset by Valuation Allowances

As described in Notes 1 and 5 to the consolidated financial statements, the Company uses the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the consolidated balance sheet are used to calculate future income tax assets or liabilities. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. During the fourth quarter of 2019, management made modifications to its foreign debt structures and as a result will be able to utilize the benefit of various tax attributes (including net operating losses and interest expense carryforwards) which have been previously offset by valuation allowances. As a result, the Company released a valuation allowance of $15.0 million during the year ended December 31, 2019.

The principal considerations for our determination that performing procedures relating to the realizability of deferred tax assets previously offset by valuation allowances is a critical audit matter are there was significant judgment by management when assessing the ability to realize deferred tax assets, particularly as it relates to estimates of future taxable income and application of income tax law in certain foreign jurisdictions. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures relating to management’s assessment of the realizability of deferred tax assets including the estimates of future taxable income and application of income tax law of certain foreign jurisdictions due to the modifications to its foreign debt structures. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of deferred tax assets. These procedures also included, among others, evaluating management’s assessment of the realizability of deferred tax assets on a jurisdictional basis. This included evaluating estimates of future taxable income and management's application of income tax law in certain foreign jurisdictions subsequent to the modifications to the foreign debt structure and testing the completeness and accuracy of underlying data used in management’s assessment. Evaluating management’s estimates of future taxable income involved evaluating whether the estimates used by management were reasonable considering the current and past performance of the respective entity and whether the estimates were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the assessment of the application of income tax law in certain foreign jurisdictions.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 11, 2020

We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2019, 2018 and 2017
(in millions, except per share data)

	2019	2018	2017
Net sales	$1,205.7	$1,274.1	$1,101.4
Cost of sales	801.9	855.6	716.0
Gross profit	403.8	418.5	385.4
Operating expenses:
Selling, general and administrative	314.9	311.6	298.3
Other	32.3	21.1	16.9
Total operating expenses	347.2	332.7	315.2
Operating income	56.6	85.8	70.2
Interest expense	(19.6)	(28.5)	(50.9)
Interest income	1.4	1.2	1.5
Gain on reconsolidation of GST and OldCo	—	—	534.4
Other expense	(34.1)	(43.4)	(9.2)
Income from continuing operations before income taxes	4.3	15.1	546.0
Income tax benefit (expense)	3.5	(19.8)	(28.1)
Income (loss) from continuing operations	7.8	(4.7)	517.9
Income from discontinued operations, net of taxes	30.5	24.3	21.9
Net income	$38.3	$19.6	$539.8
Basic earnings (loss) per share:
Continuing operations	$0.38	$(0.22)	$24.25
Discontinued operations	1.48	1.16	1.03
Net income per share	$1.86	$0.94	$25.28
Diluted earnings (loss) per share:
Continuing operations	$0.38	$(0.22)	$23.76
Discontinued operations	1.47	1.16	1.00
Net income per share	$1.85	$0.94	$24.76

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017
Net income	$38.3	$19.6	$539.8
Other comprehensive income:
Foreign currency translation adjustments	21.9	(0.3)	14.4
Pension and postretirement benefits adjustment (excluding amortization)	(6.2)	(12.7)	5.2
Pension settlement loss	—	12.7	—
Amortization of pension and postretirement benefits included in net income	7.0	5.5	7.7
Other comprehensive income, before tax	22.7	5.2	27.3
Income tax expense related to items of other comprehensive income	(2.1)	(2.3)	(4.8)
Other comprehensive income, net of tax	20.6	2.9	22.5
Comprehensive income	$58.9	$22.5	$562.3

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2019, 2018 and 2017
(in millions)

	2019	2018	2017
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$38.3	$19.6	$539.8
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(30.5)	(24.3)	(21.9)
Depreciation	30.4	31.6	27.6
Amortization	37.5	34.5	31.0
Gain on reconsolidation of GST and OldCo	—	—	(534.4)
Loss on sale of business	11.3	—	—
Loss on extinguishment of debt	—	18.1	—
Asset impairments	29.4	14.1	12.1
Deferred income taxes	(28.3)	1.6	36.4
Stock-based compensation	6.8	6.5	9.5
Other non-cash adjustments	2.5	2.0	2.9
Change in assets and liabilities, net of effects of acquisitions, divestitures, deconsolidation, and reconsolidation of businesses:
Asbestos liabilities	—	(0.5)	(95.5)
Asbestos insurance receivables	5.8	29.9	26.6
Accounts receivable, net	9.9	(1.1)	(3.2)
Inventories	7.0	(23.0)	(3.7)
Accounts payable	(15.9)	(4.9)	17.4
Income taxes, net	22.0	95.3	(19.7)
Other current assets and liabilities	4.4	5.8	12.4
Other non-current assets and liabilities	0.2	7.6	(2.1)
Net cash provided by operating activities of continuing operations	130.8	212.8	35.2
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(21.6)	(36.1)	(30.3)
Proceeds from sale of business	3.6	—	—
Payments for acquisitions, net of cash acquired	(310.5)	—	(44.6)
Reconsolidation of GST and OldCo	—	—	38.5
Deconsolidation of OldCo	—	—	(4.8)
Capital contribution to OldCo	—	—	(45.2)
Receipts from settlements of derivative contracts	—	9.3	—
Proceeds from sale of property, plant and equipment	0.8	30.7	0.5
Other	(3.4)	(2.8)	(3.6)
Net cash provided by (used in) investing activities of continuing operations	(331.1)	1.1	(89.5)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	652.7	1,014.7	635.7
Repayments of debt, including premiums to par value	(487.9)	(1,184.9)	(484.3)
Repurchase of common stock	(15.0)	(50.0)	(11.5)
Dividends paid	(20.9)	(20.3)	(19.0)
Other	(5.1)	(11.9)	(2.4)
Net cash provided by (used in) financing activities of continuing operations	123.8	(252.4)	118.5
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	76.8	13.6	11.4
Investing cash flows	(11.8)	(27.1)	(8.2)
Net cash provided by (used in) discontinued operations	65.0	(13.5)	3.2
Effect of exchange rate changes on cash and cash equivalents	3.1	(7.7)	10.4
Net increase (decrease) in cash and cash equivalents	(8.4)	(59.7)	77.8
Cash and cash equivalents at beginning of year	129.6	189.3	111.5
Cash and cash equivalents at end of year	$121.2	$129.6	$189.3

	2019	2018	2017
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$19.2	$33.3	$46.4
Income taxes, net of refunds received	$8.8	$(77.9)	$6.2
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$2.5	$2.3	$3.2

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018
(in millions, except share amounts)

	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$121.2	$129.6
Accounts receivable, less allowance for doubtful accounts of $3.7 in 2019 and of $3.3 in 2018	160.8	163.7
Inventories	157.1	174.2
Income tax receivable	28.7	49.6
Prepaid expenses and other current assets	27.6	28.8
Current assets held for sale	254.1	186.2
Total current assets	749.5	732.1
Property, plant and equipment, net	218.8	234.3
Goodwill	485.3	322.1
Other intangible assets, net	466.9	297.3
Other assets	114.6	50.1
Non-current assets held for sale	—	79.9
Total assets	$2,035.1	$1,715.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$4.1	$2.4
Accounts payable	82.7	96.4
Accrued expenses	137.3	132.0
Current liabilities held for sale	89.5	61.2
Total current liabilities	313.6	292.0
Long-term debt	625.2	462.5
Deferred taxes and non-current income taxes payable	74.6	37.6
Other liabilities	106.8	60.2
Non-current liabilities held for sale	—	5.8
Total liabilities	1,120.2	858.1
Commitments and contingent liabilities
Redeemable non-controlling interest	28.0	—
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 20,785,346 shares at December 31, 2019 and 20,929,218 shares at December 31, 2018	0.2	0.2
Additional paid-in capital	292.1	301.0
Retained earnings	632.2	603.3
Accumulated other comprehensive loss	(36.4)	(45.5)
Common stock held in treasury, at cost – 186,516 shares at December 31, 2019 and 189,514 shares at December 31, 2018	(1.2)	(1.3)
Total shareholders’ equity	886.9	857.7
Total liabilities and equity	$2,035.1	$1,715.8

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2019, 2018 and 2017
(dollars and shares in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Permanent Shareholders’ Equity	Redeemable non-controlling interest
	Shares	Amount
Balance, December 31, 2016	21.4	$0.2	$346.5	$84.0	$(70.9)	$(1.3)	$358.5	$—
Adoption of share-based payment accounting standard	—	—	0.5	(0.3)	—	—	0.2	—
Net income	—	—	—	539.8	—	—	539.8	—
Other comprehensive income	—	—	—	—	22.5	—	22.5	—
Dividends ($0.88 per share)	—	—	—	(19.1)	—	—	(19.1)	—
Share repurchases	(0.2)	—	(11.5)	—	—	—	(11.5)	—
Incentive plan activity	0.1	—	10.4	—	—	—	10.4	—
Other	—	—	2.0	—	—	—	2.0	—
Balance, December 31, 2017	21.3	0.2	347.9	604.4	(48.4)	(1.3)	902.8	—
Adoption of new accounting standards	—	—	—	(0.3)	—	—	(0.3)	—
Net income	—	—	—	19.6	—	—	19.6	—
Other comprehensive income	—	—	—	—	2.9	—	2.9	—
Dividends ($0.96 per share)	—	—	—	(20.4)	—	—	(20.4)	—
Share repurchases	(0.7)	—	(50.0)	—	—	—	(50.0)	—
Incentive plan activity	0.1	—	3.1	—	—	—	3.1	—
Balance, December 31, 2018	20.7	0.2	301.0	603.3	(45.5)	(1.3)	857.7	—
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—	—
LeanTeq Acquisition	—	—	—	—	—	—	—	28.0
Net income	—	—	—	38.3	—	—	38.3	—
Other comprehensive income	—	—	—	—	20.6	—	20.6	—
Dividends ($1.00 per share)	—	—	—	(20.9)	—	—	(20.9)	—
Share repurchases	(0.2)	—	(15.0)	—	—	—	(15.0)	—
Incentive plan activity	0.1	—	6.1	—	—	0.1	6.2	—
Balance, December 31, 2019	20.6	$0.2	$292.1	$632.2	$(36.4)	$(1.2)	$886.9	$28.0

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacture and marketing of proprietary engineered industrial products that primarily include: sealing products; heavy-duty truck wheel-end component systems; self-lubricating, non-rolling bearing products; and precision engineered components and lubrication systems for reciprocating compressors. The term "Coltec" refers to our subsidiary Coltec Industries Inc prior to its merger with and into our OldCo, LLC subsidiary on December 31, 2016 and to its assigns and successor after such date.
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
Upon adoption of this standard, we recognized a right-of-use asset and a corresponding lease liability of approximately $27 million for our operating leases from continuing operations. The adoption of the standard did not have a material impact to our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.
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

Summary of Significant Accounting Policies
Revenue Recognition – The largest stream of revenue is product revenue for shipments of the various products discussed further in Note 19, "Business Segment Information," along with a smaller amount of revenue from services that typically pertain to the products sold and take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.
At December 31, 2019, we had a backlog of orders of continuing operations valued at $190.7 million compared with $216.9 million at December 31, 2018. Approximately 5% of the backlog is expected to be filled beyond 2020. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
Redeemable Non-Controlling Interests – Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the our control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against equity and are reflected in the computation of earnings per share.
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses/(gains) totaled $3.0 million, $0.6 million, and $(1.0) million respectively, in 2019 and 2018, and 2017.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Research and development expenditures in 2019, 2018, and 2017 were $20.6 million, $22.9 million, and $24.5 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
On December 22, 2017, the Tax Act was enacted and contains several key tax provisions that impacted us, including the reduction of the corporate income tax rate from 35.0% to 21.0%, the transition to a territorial tax system and a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. We recognized the provisional impact of these tax law changes, including the remeasurement of our deferred tax assets and liabilities based on the tax rates in effect at the time the deferred balances are expected to reverse, the reassessment of the net realizability of the deferred tax balances, and the transition tax, in our income tax provision in the fourth quarter 2017, the period of enactment.
While the Tax Act provides for a territorial tax system, it includes the global intangible low-taxed income (“GILTI”) provision beginning in 2018. The GILTI provisions require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred.
In December 2017, U.S. Securities and Exchange Commission ("SEC") issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which it was enacted. In these instances, the SEC's guidance allowed the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was enacted at the end of 2017, and ongoing guidance and interpretation has been issued over the ensuing twelve months, we considered the impact of the transition tax, remeasurement of deferred tax assets and liabilities, and other items recorded in our year-end income tax provision for the fourth quarter 2017 to be a provisional estimate and have further analyzed the year-end data and refined our calculations. The refinements to our provisional estimate were made in the third and fourth quarters of 2018 and we completed our accounting for the impact in the fourth quarter of 2018. Please see Note 5, "Income Taxes," for further information.
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
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or net realizable value. Approximately 19% and 16% of inventories were valued by the LIFO method in 2019 and 2018, respectively.
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
We completed our required annual impairment tests of goodwill as of October 1, 2019, 2018 and 2017. These assessments did not indicate any impairment of the goodwill, and the fair values of each of our reporting units significantly exceeded their carrying values.
Other intangible assets are recorded at cost, or when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology agreements, trademarks, licenses and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 2 to 21 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, conducted each year as of October 1, which compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset. Based upon our analysis, we determined our indefinite-lived Motorwheel trade name was impaired at December 31, 2019. We recorded a $7.9 million impairment charge and recorded the trade name at $2.1 million on our Consolidated Balance Sheet at December 31, 2019, which represents the fair-value of the asset.
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
The fair value of intangible assets associated with acquisitions is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital, tax rates, attrition rates, and the appropriate discount rate. This non-recurring fair value measurement would be classified as Level 3 due to the absence of quoted market prices or observable inputs for assets of a similar nature.
We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An impairment loss is recognized when the carrying amount of the asset group is not recoverable and exceeds its fair value.  We estimate the fair values of assets subject to long-lived asset impairment based on our own judgments about the assumptions that market participants would use in pricing the assets. In doing so, we use an market approach when available or income approach based upon discounted cash flows. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, projected growth rates, discount rates, and royalty rates for certain intangible assets.  We classify these fair value measurements as Level 3.
Similarly, the fair value computations for the recurring impairment analyses of goodwill and indefinite-lived intangible assets would be classified as Level 3 due to the absence of quoted market prices or observable inputs. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, projected growth rates, discount rates, and royalty rates for certain indefinite-lived intangible assets. Significant changes in any of those inputs could result in a significantly different fair value measurement.
Pensions and Postretirement Benefits - Amortization of the net gain or loss resulting from experience different from that assumed and from changes in assumptions is included as a component of benefit cost. If, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. We amortize prior service cost using the straight-line basis over the average future service life of active participants.

For segment reporting purposes, we allocate service cost to each location generating those costs. All other components of net periodic pension cost are reported in other (non-operating) expense.
Recently Issued Accounting Guidance
In December 2019, a standard was issued that will simplify the accounting for income taxes in nine unrelated areas. The standard is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the new guidance to determine the impact it will have on our consolidated financial statements.

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

In June 2016, a standard was issued that significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires an entity to estimate its lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard is effective for annual periods beginning after December 15, 2019, and interim periods therein. Based upon our current population of receivables at December 31, 2019 and our associated historical credit loss experience, we do not expect that this standard will have a significant impact on our consolidated financial statements. This conclusion could be impacted by any significant future financing arrangements that we may choose to enter with customers.

2.	Discontinued Operations

During the fourth quarter of 2019, we entered into an agreement to sell the Fairbanks Morse division, which comprised the entire Power Systems segment. The sale of the Fairbanks Morse division was completed on January 21, 2020. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Fairbanks Morse as discontinued operations in the accompanying financial statements.

For 2019, 2018, and 2017, results of operations from Fairbanks Morse were as follows:

	Years Ended December 31,
	2019	2018	2017
		(in millions)
Net sales	$284.2	$257.9	$208.2
Cost of sales	216.9	197.4	149.3
Gross profit	67.3	60.5	58.9
Operating expenses:
Selling, general, and administrative expenses	28.2	28.8	27.4
Other	0.8	0.2	—
Total operating expenses	29.0	29.0	27.4
Income from discontinued operations before income taxes	38.3	31.5	31.5
Income tax expense	(7.8)	(7.2)	(9.6)
Income from discontinued operations, net of taxes	$30.5	$24.3	$21.9

The major classes of assets and liabilities for Fairbanks Morse are shown below:

	As of December 31,
	2019	2018
	(in millions)
Assets:
Accounts receivable	$107.8	$122.9
Inventories	60.2	58.9
Prepaid expenses and other current assets	6.6	4.4
Total current assets of discontinued operations	174.6	186.2
Property, plant, and equipment	63.0	66.9
Goodwill	11.8	11.6
Other assets	4.7	1.4
Total assets of discontinued operations	$254.1	$266.1

Liabilities:
Accounts payable	$36.9	$42.9
Accrued expenses	48.2	18.3
Total current liabilities of discontinued operations	85.1	61.2
Other liabilities	4.4	5.8
Total liabilities of discontinued operations	$89.5	$67.0

Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to Fairbanks Morse for corporate services have not been reflected in the above financial statements of discontinued operations and were included as part of our income from continuing operations in the accompanying consolidated financial statements of the company for all periods as they are expected to be in the future. As a result, income before income taxes of Fairbanks Morse has been increased by $2.4 million, $2.2 million, and $2.1 million in 2019, 2018, and 2017, respectively, with offsetting increase in corporate expenses.

The sale of Fairbanks Morse closed on January 21, 2020 to an affiliate of funds managed by private equity firm Arcline Investment Management for a sales price of $450.0 million, subject to closing date purchase price adjustments. The pre-tax gain on the disposition of Fairbanks Morse is expected to be approximately $280 million.

3.	Acquisitions and Dispositions

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
The acquisition was paid for with $271.2 million in cash, net of cash acquired, plus rollover equity from two of LeanTeq sellers (the “Sellers”) who were executives of the acquired entity. This rollover equity gives the Sellers approximately a 10% ownership share (the "Rollover Equity") of Lunar Investment LLC (“Lunar”), EnPro’s subsidiary that purchased LeanTeq. Additionally, there were $6.4 million of acquisition-related costs recorded during the year ended December 31, 2019, which were expensed during the period and included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
On July 2, 2019, we acquired 100% of the stock of The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL, collectively referred to as “Aseptic”), a privately-held company which distributes, designs and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. Aseptic, headquartered in

Limonest, France, is included as part of our Garlock group of companies within the Sealing Products segment. The business was acquired for $39.3 million, net of cash acquired.
The purchase prices of the businesses acquired during 2019 were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase prices over the identifiable assets acquired less the liabilities assumed was reflected as goodwill which is attributable primarily to the value of the workforces and ongoing operation of the businesses. Goodwill recorded as part of the purchase price allocations was $159.0 million, of which $2.7 million is expected to be tax deductible over a period of 15 years. Identifiable intangible assets acquired as part of the acquisitions were $214.2 million, including $1.1 million of indefinite-lived trade names and $213.1 million of definite-lived intangible assets, including customer relationships, proprietary technology, trade names, favorable leasehold interests and non-competition agreements, with a weighted average amortization period of approximately 16 years.

The fair value of the Rollover Equity was estimated as of closing to be $28.0 million. As part of the LeanTeq acquisition, EnPro has the right to buy (the “Call Option”), and the non-controlling interest holders have the right to sell (the “Put Option”) the Rollover Equity as follows:

EnPro shall have the right to buy, and the non-controlling interest holders have the right to sell, the Rollover Equity within 90 days following the third anniversary of the closing and payable in two installments as follows (the "Put/Call Price"):

•
Half of the price payable for the Rollover Equity will be equal to a pro rata portion of a multiple of EBITDA (as defined) generated by LeanTeq during the last 12 months (“LTM”) ending on the closest month end prior to the last month end before the purchase or sale (the "First Measurement Date") less LeanTeq's net debt in excess of cash as of the First Measurement Date (the "First Exercise Price"). The applicable multiple depends on the future LTM EBITDA margin and revenue growth;

•
The remaining half of the price payable for the Rollover Equity will be equal to an amount that is the higher of the First Exercise Price and a pro rata portion of a multiple of EBITDA generated by LeanTeq during the last 12 months (“LTM”) prior to the first anniversary of the First Measurement Date (the "Second Measurement Date") less LeanTeq’s net debt in excess of cash as of the Second Measurement Date. The applicable multiple depends on the future LTM EBITDA margin and revenue growth.

To estimate the fair value of the Put and Call Option, we used a Monte Carlo simulation in an option pricing framework (a special case of the Income Approach). In particular, we simulated the future equity value, revenue, and EBITDA of LeanTeq assuming a correlated Geometric Brownian Motion. For each simulation path, the Put and Call Option payoffs are calculated based on the contractual terms, and then discounted at the term-matched risk-free rate plus, in the case of the Put Option, allowance for counterparty credit risk. Finally, the value of the Put and Call Option is calculated as the average present value over all simulated paths. The model uses our revenue and EBITDA forecasts adjusted for risk to simulate future revenue and EBITDA in a risk-neutral framework. Due to the presence of the put arrangement, the Rollover Equity is presented as redeemable non-controlling interest since redemption is not solely within our control. We initially recognized the Rollover Equity at fair value, inclusive of the put-call provisions. We will adjust the redeemable non-controlling interest when the redemption value exceeds the carrying value with changes recognized as an adjustment to equity.

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
We continue to evaluate the purchase price allocations of these acquisitions, primarily the value of certain intangible assets, and it may be revised in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocations:

(in millions)
Accounts receivable	$7.5
Property, plant and equipment	7.5
Goodwill	159.0
Other intangible assets	214.2
Other assets	17.4
Deferred income taxes	(50.1)
Liabilities assumed	(17.0)
Redeemable non-controlling interest	(28.0)
$310.5

Other assets include $6.1 million of indemnification assets which represent the sellers' obligation under the purchase agreements to indemnify us for a portion of their potential contingent liabilities related to certain tax matters. This amount is currently fully included in escrow accounts related to the purchase transactions. If a claim is made timely, the amount of the claim will remain in escrow until the lapse in the statute of limitations or other settlement of the related tax issues based upon an actual assessment from a tax authority. We also recognized contingent liabilities related to these matters of $8.9 million as of the acquisition dates which are included in the liabilities assumed amount.

Sales of $14.4 million and pre-tax income of $1.5 million for LeanTeq and Aseptic are included in our Consolidated Statements of Operations for the year December 31, 2019. The following unaudited pro forma condensed consolidated financial results of operations for the years ended December 31, 2019, 2018, and 2017 are presented as if these two acquisitions had been completed on January 1, 2017:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Pro forma net sales	$1,234.7	$1,312.7	$1,131.2
Pro forma net income (loss) from continuing operations	9.4	(11.5)	499.5

These amounts have been calculated after applying our accounting policies and adjusting the results of LeanTeq and Aseptic to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as of January 1, 2017 as well as additional interest expense to reflect financing required, together with the consequential tax effects. The supplemental pro forma net income for the year ended December 31, 2019 was adjusted to exclude $7.0 million of pre-tax acquisition-related costs. The supplemental pro forma net income for the year ended December 31, 2017 was adjusted to include $7.0 million of these charges. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on January 1, 2017, or of future results of the consolidated entities.
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
We paid $44.6 million, net of cash acquired, in 2017 for the two businesses acquired during that year.
Because the assets, liabilities and results of operations for the acquisitions completed in 2017 are not significant to our consolidated financial position or results of operations, pro forma financial information and additional disclosures for 2017 acquisitions are not presented.

Dispositions
In 2019 we recorded a $16.3 million pre-tax loss related to the sale of certain assets and certain liabilities of our brake products business unit located in Rome, Georgia and included in our Sealing Product segment. The loss is composed of the loss on the sale of the business, which closed on September 25, 2019, and the loss on the sale of the facility, which is scheduled to close in the first quarter of 2020. As a result of the agreement to sell the related building, we recorded a $0.6 million loss in other expense on our Consolidated Statement of Operations for the year ended December 31, 2019. Upon entering the agreement, we ceased depreciation and adjusted the net book value of the building to the contracted sales price and reclassified to other current assets on our Consolidated Balance Sheet as of December 31, 2019.
The sale of the business resulted in a $15.7 million loss that is included in other expense on our Consolidated Statements of Operations for the year ended December 31, 2019. The loss is composed of an $11.3 million non-cash loss on the sale of the business and a $4.4 million loss related to contract cancellation costs, severance, and other expenses.
The aggregate sales price for the brake products business is $7.0 million, of which we received $3.6 million in September 2019 at the closing of the sale of the business and received $0.1 million in the fourth quarter of 2019 that will be applied to the sale of the building, which closed in February 2020. On the closing of the sale of the building, we received $2.9 million. We are scheduled to receive the balance of $0.4 million later in 2020. The aggregate sales price is subject to adjustment based on final inventory balances.
The assets, liabilities, and results of operations for the brake products business unit are not significant to our consolidated financial position or result of operations.
See Note 2, "Discontinued Operations," for information related to the disposition of the Fairbanks Morse division, which comprised the entire Power Systems Segment.

4.	Other Expense
Operating
We incurred $35.1 million, $22.2 million and $5.1 million of restructuring and impairment costs during the years ended December 31, 2019, 2018 and 2017, respectively.

Based upon an analysis of the Motorwheel product line in the Stemco division of our Sealing Products segment, we determined that the long-lived assets of the Motorwheel product line were not recoverable as of December 31, 2019. As a result, we recorded an impairment of $21.0 million, of which $9.2 million related to the impairment of certain finite-lived intangible assets, $7.9 million related to the indefinite lived Motorwheel tradename, and $3.9 million related to the impairment of property, plant, and equipment.

Additionally, in the fourth quarter of 2019, we recorded restructuring charges related to our decision to shut down and exit production of our ATDynamics, Aeris and BatRF product lines in the Stemco division of our Sealing products segment. As a result, we recorded a $3.1 million inventory impairment, $3.1 million impairment of property, plant, and equipment and intangible assets related to these products, and $1.0 million in severance and other costs. Additionally, in the fourth quarter of 2019, we evaluated certain long-lived assets in our Commercial Vehicle Components businesses in the Stemco division of our Sealing Products segment and determined these assets were not recoverable. As a result, we recorded a $1.6 million impairment loss related to intangible assets associated with the business. Restructuring actions in 2019 are reflected in other (operating) expense in our Consolidated Statement of Operations other than the inventory related charges of $3.1 million, which are reflected in cost of sales. Including smaller targeted restructuring actions, total restructuring costs and impairment charges for our Stemco division were $30.8 million for the year ended December 31, 2019.
Workforce reductions in 2019 associated with our exit from the ATDynamics, Aeris, and BatRF product lines as well as other smaller targeted restructuring actions totaled 121 administrative and manufacturing positions.
In the fourth quarter of 2018, we implemented a restructuring plan under which our Stemco heavy-duty truck business in the Sealing Products segment discontinued the manufacturing of brake drum friction. The restructuring plan involved the shut down of production lines that occupied a portion of Stemco’s owned manufacturing facility in Rome, Georgia.
We recorded total restructuring expenses related to the exit of approximately $15.4 million in the fourth quarter of 2018, composed primarily of non-cash charges due to the impairment of inventory, equipment and other tangible assets. The net restructuring costs recorded in 2018 are reflected in our other (operating) expense in our Consolidated Statement of Operations other than inventory related charges of $1.1 million, which are reflected in costs of sales.

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
Workforce reductions in 2018 associated with our exit from the industrial gas turbine business and other smaller targeted restructuring actions totaled 98 administrative and manufacturing positions.
During 2017, we conducted a number of targeted restructuring activities throughout our operations, which included the exit of some smaller locations and targeted workforce reductions. All costs associated with such initiatives were incurred in 2017. Workforce reductions in 2017 associated with our restructuring actions totaled 117 administrative and manufacturing positions.
Restructuring reserves at December 31, 2019, as well as activity during the year, consisted of:

	Balance December 31, 2018	Provision	Payments	Balance December 31, 2019
	(in millions)
Personnel-related costs	$—	$5.1	$(3.7)	$1.4
Facility relocation and closure costs	1.0	1.2	(2.2)	—
	$1.0	$6.3	$(5.9)	$1.4

Also included in restructuring costs for 2019 were asset write-downs, net of gains, of approximately $28.8 million that did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2018, as well as activity during the year, consisted of:

	Balance December 31, 2017	Provision	Payments	Balance December 31, 2018
	(in millions)
Personnel-related costs	$0.7	$6.7	$(7.4)	$—
Facility relocation and closure costs	1.2	1.3	(1.5)	1.0
	$1.9	$8.0	$(8.9)	$1.0

Also included in restructuring costs for 2018 were asset write-downs of approximately $14.2 million that did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2017, as well as activity during the year, consisted of:

	Balance, December 31, 2016	Provision	Payments	Balance December 31, 2017
	(in millions)
Personnel-related costs	$3.5	$2.5	$(5.3)	$0.7
Facility relocation and closure costs	1.6	0.6	(1.0)	1.2
	$5.1	$3.1	$(6.3)	$1.9

Also included in restructuring costs for 2017 were asset write-downs of approximately $2.0 million that did not affect the restructuring reserve liability.

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Sealing Products	$32.3	$21.4	$3.6
Engineered Products	2.1	0.7	1.5
Corporate	0.7	0.1	—
	$35.1	$22.2	$5.1

In consideration of the poor financial performance of the ATDynamics business for the quarter ended September 30, 2017 and significantly lowered expectations for the fourth quarter forecast and the budget for fiscal year 2018, we performed a recoverability test, determining that the full value of certain definite-lived intangible assets was not recoverable. This assessment resulted in an impairment loss of $10.1 million in 2017. Additionally, during the year ended December 31, 2017, we determined that approximately $1.8 million of amortized customer relationship intangibles associated with certain smaller locations that we exited in 2017 would no longer provide continuing value to us as a result of the exits. Therefore, these assets were written off.
Also included in other operating expense for the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $2.0 million and $1.7 million, respectively, primarily consisting of legal and other fees related to the bankruptcy of certain subsidiaries discussed further in Note 20, "Subsidiary Asbestos Bankruptcies".
Non-Operating
During 2019, 2018 and 2017, we recorded expense of $14.5 million, $13.4 million and $8.7 million, respectively, due to environmental reserve increases based on additional information at several specific sites and other ongoing obligations of previously owned businesses. Refer to Note 21, "Commitments and Contingencies - Environmental," for additional information about our environmental liabilities.
We report the service cost component of pension and other postretirement benefits expense in operating income in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in other (non-operating) expense. For the years ended December 31, 2019, 2018 and 2017, we reported approximately $3.3 million, $12.0 million and $0.5 million, respectively, in other (non-operating) expense on the Consolidated Statements of Operations related to the components of net benefit cost other than service cost. Refer to Note 15, "Pensions and Postretirement Benefits," for additional information regarding net benefit costs.
In 2019, we recorded a pre-tax loss of $16.3 million related to the sale of certain assets and certain liabilities of our brake products business unit located in Rome, Georgia and included in our Sealing Product segment. The loss is composed of the loss on the sale of the business, which closed in the third quarter of 2019, and the loss on the sale of the facility, which is anticipated to close in the first quarter of 2020. The sales reported by the business and included in our net sales for the years ended December 31, 2019, 2018, and 2017 were $22.1 million, $37.5 million, and $37.1 million, respectively. Additional disclosures are not presented since the assets, liabilities and results of operations are not significant to our consolidated financial position or results of operations.
We recorded a loss of approximately $18.1 million on the redemption of certain of our debt instruments in the fourth quarter of 2018. Refer to Note 12, "Long-term Debt - Senior Notes," for additional information regarding this transaction.

5.	Income Taxes

Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Domestic	$(67.3)	$(75.3)	$493.9
Foreign	71.6	90.4	52.1
Total	$4.3	$15.1	$546.0

A summary of income tax expense (benefit) from continuing operations in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Current:
Federal	$(1.4)	$(4.3)	$(26.4)
Foreign	24.9	22.8	17.2
State	1.3	(0.3)	0.9
	24.8	18.2	(8.3)
Deferred:
Federal	(6.4)	(5.2)	14.9
Foreign	(19.5)	1.4	17.1
State	(2.4)	5.4	4.4
	(28.3)	1.6	36.4
Total	$(3.5)	$19.8	$28.1

The Tax Act contains several key tax provisions impacting us including the reduction of the corporate income tax rate from 35.0% to 21.0%, the transition to a territorial tax system and a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. We recognized the impact of these tax law changes, including the remeasurement of our deferred tax assets and liabilities based on the tax rates in effect at the time the deferred balances are expected to reverse in our income tax provision for the fourth quarter 2017, the period of enactment.

The GILTI provisions require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. As a result of these provisions, our effective tax rate increased by 54.8% in 2019 and 10.4% in 2018.

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

Significant components of deferred income tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$34.8	$43.4
Postretirement benefits other than pensions	2.1	2.1
Environmental reserves	8.6	7.5
Retained liabilities of previously owned businesses	1.0	1.1
Accruals and reserves	6.5	9.1
Operating leases	10.9	—
Pension obligations	1.9	0.9
Inventories	6.2	4.2
Interest	17.8	11.4
Compensation and benefits	7.3	7.7
Gross deferred income tax assets	97.1	87.4
Valuation allowance	(7.9)	(23.9)
Total deferred income tax assets	89.2	63.5
Deferred income tax liabilities:
Depreciation and amortization	(120.8)	(85.9)
Operating leases	(10.9)	—
Cross currency swap	(2.9)	(1.2)
Joint ventures	(0.3)	(0.3)
Total deferred income tax liabilities	(134.9)	(87.4)
Net deferred tax liabilities	$(45.7)	$(23.9)

The net deferred tax assets (liabilities) are reflected on a jurisdictional basis on the December 31, 2019 and 2018 Consolidated Balance Sheets as follows:

	2019	2018
	(in millions)
Other assets (non-current)	$25.5	$11.0
Deferred taxes and non-current income taxes payable	(71.2)	(34.9)
Net deferred tax liabilities	$(45.7)	$(23.9)

At December 31, 2019, we had $40.7 million of foreign net operating loss carryforwards, of which $26.0 million expire at various dates between 2020 and 2037, and $14.7 million have an indefinite carryforward period. We also had state net operating loss carryforwards with a tax effect of $7.0 million which expire at various dates between 2020 through 2040. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our state or foreign income taxes otherwise payable.

We determined, based on the available evidence, that it is uncertain whether certain of our foreign subsidiaries will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of $7.9 million and $23.9 million have been recorded as of December 31, 2019 and 2018, respectively. Valuation allowances primarily relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. Valuation allowances may arise associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
U.S. taxation of foreign profits, net of foreign tax credits	3.3	1.1	0.6
Research and employment tax credits	(17.2)	(7.7)	(0.2)
State and local taxes	(22.4)	25.5	0.4
Foreign tax rate differences	152.3	27.8	(0.8)
Statutory changes in tax rates	17.8	(1.1)	(0.2)
Valuation allowance	(349.2)	(6.3)	0.2
Changes in uncertain tax positions	(9.0)	9.9	—
Nondeductible expenses	57.3	5.7	0.2
Gain on reconsolidation of GST and OldCo	—	—	(34.3)
Reconsolidation step-up of net assets of GST and OldCo to fair value	—	—	7.9
GILTI and FDII	54.8	10.4	—
Other Tax Act items	—	48.2	(4.4)
Other items, net	12.0	(3.1)	0.7
Effective income tax rate	(79.3)%	131.4%	5.1%

During the fourth quarter of 2019, we made modifications to our foreign debt structures and as a result will be able to utilize the benefit of various tax attributes (including NOLs and interest expense carryforwards) which have been previously offset by valuation allowances. The reduction in the valuation allowance in the fourth quarter of 2019 was $15.0 million, which lowered fourth quarter and full year 2019 income tax expense by the same amount.
Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $250.3 million at year-end have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends received deduction provided in the Tax Act, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2019, we repatriated $26.8 million of earnings from our foreign subsidiaries, resulting in no incremental U.S. tax and an immaterial amount of foreign withholding taxes. As a result, we have not recognized a deferred tax liability on our investment in foreign subsidiaries.
As of December 31, 2019 and 2018, we had $10.1 million and $2.9 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2019 and 2018, $8.5 million and $2.6 million, respectively, would have an impact on our effective tax rate if ultimately recognized.
We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $2.7 million and $0.3 million accrued for interest and penalties at December 31, 2019 and 2018, respectively. Income tax expense for the year ended December 31, 2019 includes $0.5 million for interest and penalties related to unrecognized tax benefits. Income tax expense for the years ended December 31, 2018 and 2017, in total included $0.3 million for interest and penalties related to unrecognized tax benefits. The amounts listed above for accrued interest do not reflect the benefit of any tax deduction, which might be available if the interest were ultimately paid.
A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2019	2018	2017
Balance at beginning of year	$2.9	$3.8	$2.8
Reconsolidation of GST and OldCo	—	—	0.2
Additions based on tax positions related to the current year	1.2	0.2	0.3
Additions for tax positions of prior years	7.2	—	1.1
Reductions as a result of a lapse in the statute of limitations	(1.2)	(0.1)	(0.3)
Reductions as a result of audit settlements	—	(1.0)	(0.3)
Balance at end of year	$10.1	$2.9	$3.8

U.S. federal income tax returns after 2013 remain open to examination. In June 2017, the U.S. Internal Revenue Service (“IRS”) began an examination of our 2014 U.S. federal income tax return. Although this examination is part of a routine and recurring cycle, we cannot predict the final outcome or expected conclusion date of the audit. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Various foreign and state tax returns are also currently under examination. The most significant of these include France and Germany. Substantially all significant state, local and foreign income tax returns for the years 2014 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $2.4 million. In addition, another $1.6 million in gross unrecognized tax benefits may be recognized within the next twelve months as the applicable statute of limitations expires.

6.	Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the income (loss) by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share for calendar years 2019, 2018, and 2017 is as follows (in millions, except per share data):

	2019	2018	2017
Numerator (basic and diluted):
Income (loss) from continuing operations	$7.8	$(4.7)	$517.9
Income from discontinued operations	30.5	24.3	21.9
Net income	$38.3	$19.6	$539.8
Denominator:
Weighted-average shares – basic	20.7	20.9	21.3
Share-based awards	0.1	—	0.5
Weighted-average shares – diluted	20.8	20.9	21.8
Basic earnings (loss) per share:
Continuing operations	$0.38	$(0.22)	$24.25
Discontinued operations	1.48	1.16	1.03
Net income per share	$1.86	$0.94	$25.28
Diluted earnings (loss) per share:
Continuing operations	$0.38	$(0.22)	$23.76
Discontinued operations	1.47	1.16	1.00
Net income per share	$1.85	$0.94	$24.76

In the year ended December 31, 2018 there was a loss attributable to continuing operations. There were 0.2 million potentially dilutive shares excluded from the calculation of diluted earnings per share during that year since they were antidilutive.

7.	Inventories

	As of December 31,
	2019	2018
	(in millions)
Finished products	$80.6	$88.4
Work in process	23.7	21.1
Raw materials and supplies	56.1	67.6
	160.4	177.1
Reserve to reduce certain inventories to LIFO basis	(3.3)	(2.9)
Total inventories	$157.1	$174.2

8.	Property, Plant and Equipment

	As of December 31,
	2019	2018
	(in millions)
Land	$13.6	$13.3
Buildings and improvements	123.6	129.2
Machinery and equipment	341.8	352.1
Construction in progress	17.7	21.0
	496.7	515.6
Less accumulated depreciation	(277.9)	(281.3)
Total	$218.8	$234.3

9.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2019 and 2018 are as follows:

	Sealing Products	Engineered Products	Total
	(in millions)
Goodwill as of December 31, 2017	$313.2	$10.9	$324.1
Foreign currency translation	(1.9)	(0.1)	(2.0)
Goodwill as of December 31, 2018	311.3	10.8	322.1
Foreign currency translation	5.4	0.1	5.5
Acquisitions	159.0	—	159.0
Dispositions	(1.3)	—	(1.3)
Goodwill as of December 31, 2019	$474.4	$10.9	$485.3

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment as of December 31, 2019, 2018 and 2017 and $154.8 million for the Engineered Products segment as of December 31, 2019 and 2018, and 2017.

Identifiable intangible assets are as follows:

	As of December 31, 2019		As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$470.1	$166.2	$284.5	$150.2
Existing technology	117.5	50.8	112.3	45.1
Trademarks	39.4	24.1	35.3	23.1
Other	33.6	24.0	28.3	23.8
	660.6	265.1	460.4	242.2
Indefinite-Lived:
Trademarks	71.4	—	79.1	—
Total	$732.0	$265.1	$539.5	$242.2

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $32.5 million, $28.9 million and $24.7 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2020	$34.8
2021	$31.9
2022	$30.2
2023	$29.2
2024	$27.4

10.	Leases

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

Our building leases have remaining terms up to eleven years, some of which contain options to renew up to five years, and some of which contain options to terminate. Some leases contain non-lease components, which may include items such as building common area maintenance, building parking, or general service and maintenance provided for leased assets by the lessor. Our vehicle, equipment, and other leases have remaining lease terms up to seven years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

Our right of use assets and liabilities related to operating leases as of December 31, 2019 are as follows:

	Balance Sheet Classification	December 31, 2019
		(in millions)
Right-of-use assets	Other assets	$37.5

Current liability	Accrued expenses	$9.3
Long-term liability	Other liabilities	28.4
Total liability		$37.7

Approximately 86% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 14% arise from equipment and vehicle leases.

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

In the year ended December 31, 2019, we had operating lease costs of $10.9 million and our operating cash flows from operating leases were $11.1 million. Our short-term and variable leases costs were $0.9 million. We entered into additional operating leases, including leases acquired through business acquisitions, and renewed existing leases that resulted in new right-of-use assets totaling $20.8 million for the year ended December 31, 2019.

Our weighted-average remaining lease term and weighted average discount rate at December 31, 2019 were 5.9 years and 3.9%, respectively.

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2020	$10.6
2021	7.9
2022	5.7
2023	5.1
2024	3.8
Thereafter	9.2
Total lease payments	42.3
Less: interest	(4.6)
Present value of lease liabilities	$37.7

The operating lease payments listed in the table above include all current leases. The payments also include all renewal periods that we are reasonably certain to exercise.

We rarely enter into finance leases or act as a lessor. Since finance lease amounts, lessor details, and finance lease related costs are not significant to our consolidated financial position or results of operations, additional disclosures regarding finance leases are not presented.

Net rent expense was $13.5 million and $12.2 million for the years ended December 31, 2018 and 2017, respectively.

11.	Accrued Expenses

	As of December 31,
	2019	2018
	(in millions)
Salaries, wages and employee benefits	$43.7	$53.6
Interest	5.1	4.9
Environmental	25.2	16.4
Warranty	4.1	8.9
Income and other taxes	22.6	21.2
Operating lease liability	9.3	—
Other	27.3	27.0
	$137.3	$132.0

12.	Long-term Debt

	As of December 31,
	2019	2018
	(in millions)
Senior notes	$345.3	$344.9
Revolving debt	133.9	116.7
Term loan facility	149.1	—
Other notes payable	1.0	3.3
	629.3	464.9
Less current maturities of long-term debt	4.1	2.4
	$625.2	$462.5

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
Initially, borrowings under the Facilities bore interest at an annual rate of LIBOR plus 1.50% or base rate plus 0.50%, with the interest rates under the Facilities being subject to incremental increases based on a consolidated total net leverage ratio.  In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.175%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
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
The Facilities are subject to prepayment with the net cash proceeds of certain asset sales not reinvested in acquisitions within a specified period, casualty or condemnation events, and non-permitted debt issuances.
EnPro and EnPro Holdings are the permitted borrowers under the Revolving Credit Facility.  We have the ability to add foreign subsidiaries as borrowers under the Revolving Credit Facility for up to $100.0 million (or its foreign currency equivalent) in aggregate borrowings, subject to certain conditions.  Each of our domestic, consolidated subsidiaries (other than any subsidiaries that may be designated as "unrestricted" by the Company from time to time) is required to guarantee the obligations of the borrowers under the Revolving Credit Facility, and each of our existing domestic, consolidated subsidiaries has entered into the Credit Agreement to provide such a guarantee.
Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of December 31, 2019.
The borrowing availability under our Revolving Credit Facility at December 31, 2019 was $248.7 million after giving consideration to $17.5 million of outstanding letters of credit and $133.9 million of outstanding borrowings. The balance of our outstanding Term Loan Facility was $149.1 million.
Senior Notes
On October 17, 2018, we completed the offering of $350.0 million aggregate principal amount of 5.75% Senior Notes due 2026 (the "Senior Notes") and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450.0 million aggregate principal amount of the outstanding 5.875% Senior Notes due 2022 (the "Old Notes"). The Old Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We recorded a loss on the redemption of the Old Notes of approximately $18.1 million in the fourth quarter of 2018 which is included in other (non-operating) expense in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

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
The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further required us to apply the net cash proceeds of certain asset sales not reinvested in acquisitions, or used to repay or otherwise reduce specified indebtedness within a specified period, in the event of the net proceeds exceeding a specified amount, to offer to repurchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest.
Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2020	$4.1
2021	4.1
2022	4.8
2023	7.6
2024	263.3
Thereafter	350.1
$634.0

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes. In the Consolidated Balance Sheets, these amounts are shown net of unamortized debt discounts aggregating $4.7 million pursuant to applicable accounting rules.
Debt Issuance Costs
During 2019, we capitalized $1.6 million of debt issuance costs primarily attributable to the First Amendment of the Credit Agreement as well costs associated with the issuance of our Senior Notes. During 2018, we capitalized $6.6 million of debt issuance costs in connection with the issuance of the Senior Notes and the amendment of the Revolving Credit Facility.

13.	Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. The notional amount of foreign exchange contracts was $5.2 million and $7.7 million at December 31, 2019 and 2018, respectively. All foreign exchange contracts outstanding at December 31, 2019 expired in January of 2020.
The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2019 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In March 2018, we entered into cross currency swap agreements (the "Initial Swap") with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Old Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 161.8 million EUR with a weighted average interest rate of 3.29% with the same interest payment dates and maturity date as the Old Notes maturing in 2022. We terminated and settled these agreements on September 7, 2018. As a result of this termination, we received $11.9 million, of which $9.3 million represented the fair value of the contracts as of the settlement date and $2.6 million represented interest receivable. Unrealized gains totaling $7.0 million, net of tax, as of the termination date will remain in accumulated other comprehensive loss until the complete or substantially complete liquidation of our investment in the underlying foreign operations.
In September 2018, we entered into new cross currency swap agreements (the "New Swap") with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Old Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The New Swap agreement matures on September 15, 2022.
In May 2019, we entered into additional cross currency swap agreements (the "Additional Swap") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on the fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Additional Swap agreement matures on October 15, 2026.
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
We have designated the cross currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At December 31, 2019, the fair values of the New Swap and the Additional Swap were a $12.3 million asset and a $0.6 million liability, respectively, and were recorded within other assets and other liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swap is effective in hedging the designated risk. Cash flows related to the cross currency swaps will be included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

14.	Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2019	December 31, 2018
	(in millions)
Assets
Time deposits	$22.9	$33.4
Foreign currency derivatives	12.3	4.5
Deferred compensation assets	10.9	8.6
	$46.1	$46.5
Liabilities
Deferred compensation liabilities	$11.3	$8.9
Foreign currency derivatives	0.6	—
	$11.9	$8.9
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

The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$629.3	$658.0	$464.9	$462.1

The fair values for long-term debt are based on quoted market prices for identical liabilities, but this would be considered a Level 2 computation because the market is not active.

15.	Pensions and Postretirement Benefits
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
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. Beginning on August 1, 2016, this additional contribution ceased being provided to future hires at the company, but was retained for those employees already receiving it. We recorded $11.7 million, $10.7 million and $9.0 million in expenses in 2019, 2018 and 2017, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. No contributions were made in 2019. In 2018 and 2017, we contributed $20.0 million and $8.8 million, respectively, in cash to our U.S. pension plans. The contributions were made in these years in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We do not anticipate making contributions in 2020 to our U.S. defined benefit pension plans and we expect to make total contributions of approximately $1.0 million in 2020 to the foreign pension plans.
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
The projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $66.0 million and $48.3 million at December 31, 2019, and $53.0 million and $41.1 million at December 31, 2018, respectively. The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $57.2 million and $44.8 million at December 31, 2019, and $47.6 million and $38.7 million at December 31, 2018, respectively.
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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2019 and 2018.

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$276.8	$369.2	$4.1	$4.7
Service cost	4.4	4.8	0.1	0.1
Interest cost	12.2	12.8	0.1	0.1
Actuarial loss (gain)	46.6	(23.5)	(0.2)	(0.6)
Settlements	(0.3)	(71.1)	—	—
Benefits paid	(10.8)	(14.0)	(0.5)	(0.7)
Other	0.6	(1.4)	0.4	0.5
Projected benefit obligations at end of year	329.5	276.8	4.0	4.1

Change in Plan Assets
Fair value of plan assets at beginning of year	267.6	350.7
Actual return on plan assets	56.5	(17.9)
Administrative expenses	(0.8)	(0.9)
Benefits paid	(10.8)	(14.0)
Settlements	(0.3)	(71.1)
Company contributions	1.3	20.8
Fair value of plan assets at end of year	313.5	267.6

Underfunded Status at End of Year	$(16.0)	$(9.2)	$(4.0)	$(4.1)

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$1.7	$2.7	$—	$—
Current liabilities	(0.6)	(0.8)	(0.2)	(0.3)
Current liabilities held for sale	—	—	(0.7)	—
Long-term liabilities	(17.1)	(11.1)	(3.1)	(3.8)
	$(16.0)	$(9.2)	$(4.0)	$(4.1)

Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2019 and 2018 consist of:

	Pension Benefits		Other Benefits
	2019	2018	2019	2018
	(in millions)
Net actuarial (gain) loss	$60.0	$60.8	$(1.0)	$(0.9)
Prior service cost	1.4	1.1	—	0.2
	$61.4	$61.9	$(1.0)	$(0.7)

The accumulated benefit obligation for all defined benefit pension plans was $317.8 million and $269.0 million at December 31, 2019 and 2018, respectively. The accumulated postretirement benefit obligation for all other postretirement benefit plans was $3.9 million and $3.8 million at December 31, 2019 and 2018, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2019, 2018 and 2017.

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
	(in millions)
Net Periodic Benefit Cost
Service cost	$4.4	$4.8	$4.5	$0.1	$0.1	$0.1
Interest cost	12.2	12.8	12.9	0.1	0.1	0.1
Expected return on plan assets	(15.7)	(19.0)	(20.1)	—	—	—
Amortization of prior service cost	0.2	0.3	0.3	0.2	0.1	0.1
Amortization of net loss	6.6	5.1	7.3	—	—	—
Settlements	—	12.7	—	—	—	—
Curtailments	—	—	(0.1)	—	—	—
Deconsolidation of GST	—	—	(0.3)	—	—	—
Net periodic benefit cost	7.7	16.7	4.5	0.4	0.3	0.3

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
	(in millions)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	5.8	13.3	(5.8)	(0.1)	(0.6)	0.1
Prior service cost	0.5	—	0.5	—	—	—
Amortization of net loss	(6.6)	(5.1)	(7.3)	—	—	—
Amortization of prior service cost	(0.2)	(0.3)	(0.3)	(0.2)	(0.1)	(0.1)
Settlements	—	(12.7)	—	—	—	—
Total recognized in other comprehensive income	(0.5)	(4.8)	(12.9)	(0.3)	(0.7)	—
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$7.2	$11.9	$(8.4)	$0.1	$(0.4)	$0.3

Included in the net periodic benefit cost table above are $0.8 million, $0.9 million, and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, representing pension and other postretirement plan service cost related to the Power Systems segment that is reported in income from discontinued operations in the accompanying Consolidated Statements of Operations.

	Pension Benefits			Other Benefits
	2019	2018	2017	2019	2018	2017
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.375%	4.375%	3.75%	3.375%	4.375%	3.75%
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	4.375%	4.0%	4.25%	4.375%	3.75%	4.25%
Expected long-term return on plan assets	6.0%	6.0%	7.25%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined with a model which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 3.375% at December 31, 2019. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2020. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.8 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We use the Pri-2012 base mortality table with the MP-2019 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2019	2018
Health care cost trend rate assumed for next year	8.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2026

Plan Assets
The asset allocation for pension plans at the end of 2019 and 2018, and the target allocation for 2020, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2020	2019	2018
Asset Category
Equity securities	30%	29%	27%
Fixed income	70%	71%	73%
	100%	100%	100%

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
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2019 and 2018 are summarized as follows:

	2019	2018
	(in millions)
Mutual funds – U.S. equity	$55.7	$42.7
Mutual funds – international equity	35.9	29.5
Mutual funds - fixed income treasury and money market	221.1	194.6
Cash equivalents	0.8	0.8
	$313.5	$267.6

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following calendar years:

	Pension Benefits	Other Benefits
	(in millions)
2020	$12.4	$0.2
2021	13.6	1.4
2022	14.6	0.3
2023	16.1	0.2
2024	17.3	0.2
Years 2025 – 2029	99.8	0.7

16.	Shareholders' Equity
We have a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $20.9 million, $20.3 million, and $19.0 million were made during the years ended December 31, 2019, 2018, and 2017, respectively.
In February 2020, our board of directors declared a cash dividend of $0.26 per share payable on March 18, 2020 to shareholders of record at the close of business on March 4, 2020.
In October 2018, our board of directors authorized a new two-year program for the repurchase of up to $50.0 million of our outstanding common shares. During 2019, we repurchased 0.2 million shares for $15.0 million. The remaining amount of authorized purchases in the program at December 31, 2019 was $35.0 million. The board of directors' authorization expires in October 2020.
Subsequent to December 31, 2019, we repurchased additional shares for $1.6 million through March 9, 2020. The remaining amount of authorized purchases in the program at that date was $33.4 million.
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
The shares for all repurchase plans are retired upon purchase.

17.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2016	$(21.2)	$(49.7)	$(70.9)
Other comprehensive income before reclassifications	14.4	3.2	17.6
Amounts reclassified from accumulated other comprehensive loss	—	4.9	4.9
Net current-period other comprehensive income	14.4	8.1	22.5
Balance at December 31, 2017	(6.8)	(41.6)	(48.4)
Other comprehensive loss before reclassifications	(3.8)	(7.1)	(10.9)
Amounts reclassified from accumulated other comprehensive loss	—	13.8	13.8
Net current-period other comprehensive income (loss)	(3.8)	6.7	2.9
Balance at December 31, 2018	(10.6)	(34.9)	(45.5)
Adoption of new accounting standard	—	(11.5)	(11.5)
Adjusted balance at December 31, 2018	(10.6)	(46.4)	(57.0)
Other comprehensive income (loss) before reclassifications	20.4	(5.1)	15.3
Amounts reclassified from accumulated other comprehensive loss	—	5.3	5.3
Net current-period other comprehensive income	20.4	0.2	20.6
Balance at December 31, 2019	$9.8	$(46.2)	$(36.4)

Reclassifications out of accumulated other comprehensive loss are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2019	2018	2017
	(in millions)
Pension and other postretirement plans adjustments:
Amortization of actuarial losses	$6.6	$5.1	$7.3	(1)
Amortization of prior service costs	0.4	0.4	0.4	(1)
Settlement loss	—	12.7	—	(1)
Total before tax	7.0	18.2	7.7	Income from continuing operations before income taxes
Tax benefit	(1.7)	(4.4)	(2.8)	Income tax expense
Net of tax	$5.3	$13.8	$4.9	Income (loss) from continuing operations

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
We have an equity compensation plan (the “Plan”) that provides for the delivery of up to 6.2 million shares pursuant to various market and performance-based incentive awards. As of December 31, 2019, there are 0.8 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plan.

The Plan allows awards of restricted share units to be granted to executives and other key employees. Generally, all share units will vest in three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. As of December 31, 2019, there was $5.5 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average vesting period of 1.3 years.
Under the terms of the Plan, performance share awards were granted to executives and other key employees during 2019, 2018 and 2017. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met.
Performance shares earned at the end of a performance period, if any, will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash, and shares are forfeited if a grantee terminates employment.
Compensation expense related to the performance shares granted is computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted in 2019, 2018 and 2017 are subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards is computed based upon this grant date fair value using the straight-line method over the applicable performance period.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We issued performance share awards to eligible participants on February 11, 2019, February 12, 2018, and February 13, 2017. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Annual expected dividend yield	Risk free interest rate
Shares granted February 11, 2019
EnPro Industries, Inc.	30.72%	1.40%	2.53%
S&P 600 Capital Goods Index	34.36%	n/a	2.53%
Shares granted February 12, 2018
EnPro Industries, Inc.	32.41%	1.15%	1.92%
S&P 600 Capital Goods Index	34.90%	n/a	1.92%
Shares granted February 13, 2017
EnPro Industries, Inc.	31.23%	1.23%	1.45%
S&P 600 Capital Goods Index	34.86%	n/a	1.45%

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
As of December 31, 2019, there was $3.8 million of unrecognized compensation cost related to nonvested performance share awards that is expected to be recognized over a weighted-average vesting period of 1.4 years.

A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2016	262,022	$59.43	283,515	$58.84
Granted	77,120	68.55	84,534	76.93
Vested	(79,417)	64.16	(76,487)	63.81
Forfeited	(17,607)	56.32	(8,823)	61.43
Achievement level adjustment	—	—	(12,140)	63.81
Shares settled for cash	(6,561)	54.29	—	—
Nonvested at December 31, 2017	235,557	57.87	270,599	61.92
Granted	73,817	82.03	77,076	93.61
Vested	(58,188)	63.64	(51,207)	63.81
Forfeited	(19,853)	65.17	(25,142)	65.14
Achievement level adjustment	—	—	(71,671)	63.81
Shares settled for cash	(12,403)	64.19	—	—
Nonvested at December 31, 2018	218,930	63.46	199,655	75.87
Granted	78,576	68.48	116,342	77.15
Vested	(78,958)	44.44	(75,312)	49.68
Forfeited	(6,830)	72.99	(12,130)	82.26
Achievement level adjustment	—	—	24,105	49.68
Shares settled for cash	(12,294)	43.85	—	—
Nonvested at December 31, 2019	199,424	$72.72	252,660	$81.46

The number of nonvested performance share awards shown in the table above represents the maximum potential shares to be issued. We account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date.
Non-qualified and incentive stock options were granted in 2011 and in 2019. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2019, there was $0.7 million of unrecognized compensation cost related to stock options.
The following table provides certain information with respect to stock options as of December 31, 2019:

Range of Exercise Price	Share Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $60.00	18,187	18,187	$42.24	1.12
Over $60.00	40,937	—	66.31	9.57
Total	59,124	18,187	$58.91	6.97

We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs into this formula include expected term, expected volatility, expected dividend yield, and the risk-free interest rate. This fair value is amortized on a straight line basis over the vesting period. The options issued in 2019 vest pro-rata over year three, four, and five from the grant date.
The expected term represents the period that our stock options are expected to be outstanding, and is determined based on historical experience of similar awards, given the contractual terms of the awards, vesting schedules, and expectations of future employee behavior. The fair value of stock options reflects a volatility factor calculated using historical market data for EnPro's common stock. The time frame used was approximated as a seven year period from the grant date for the awards in 2019. The dividend assumption is based on our current expectations for our dividend policy. We base the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option's expected life. When estimating forfeitures, we consider voluntary termination behaviors as well as analysis of actual option forfeitures.
The option awards issued in 2019 had a fair value of $18.87 per share at their grant date. The following assumptions were used to estimate the fair value of the 2019 option awards:

Average expected term	7 years
Expected volatility	29.68%
Risk-free interest rate	1.95%
Expected dividend yield	1.51%

A summary of option activity under the Plan as of December 31, 2019, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2018	18,187	$42.24
Granted	40,937	66.31
Balances at December 31, 2019	59,124	$58.91

The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2019	2018	2017
Options outstanding	$0.5	$0.3	$0.9
Options exercisable	$0.4	$0.3	$0.9
Options exercised	$—	$—	$2.2
We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2019	2018	2017
Compensation expense	$6.8	$6.5	$9.5
Related income tax benefit	$2.2	$1.9	$3.6

Each non-employee director received an annual grant of phantom shares equal in value to $110,000 in the year ended December 31, 2019 and $95,000 in the years ended December 31, 2018 and 2017 . With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2019, 2018 and 2017 related to these phantom share grants was $0.9 million, $0.7 million and $1.2 million, respectively. No cash payments were used to settle phantom shares in 2019. Cash payments of $0.7 million and $1.4 million were used to settle phantom shares in 2018 and 2017, respectively.

19.	Business Segment Information
We aggregate our operating businesses into two reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, suspension, and tire and mileage optimization systems. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment services is used to produce advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other applications.
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
Segment operating results and other financial data for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Sales
Sealing Products	$911.5	$954.4	$804.3
Engineered Products	298.3	323.9	301.1
	1,209.8	1,278.3	1,105.4
Intersegment sales	(4.1)	(4.2)	(4.0)
Total sales	$1,205.7	$1,274.1	$1,101.4
Segment Profit
Sealing Products	$93.8	$85.2	$90.4
Engineered Products	29.3	40.1	30.1
Total segment profit	123.1	125.3	120.5
Corporate expenses	(36.4)	(34.9)	(36.3)
Interest expense, net	(18.2)	(27.3)	(49.4)
Gain on reconsolidation of GST and OldCo	—	—	534.4
Other expense, net	(64.2)	(48.0)	(23.2)
Income from continuing operations before income taxes	$4.3	$15.1	$546.0

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Net Sales by Geographic Area
United States	$630.2	$736.2	$588.5
Europe	301.2	278.6	266.1
Other foreign	274.3	259.3	246.8
Total	$1,205.7	$1,274.1	$1,101.4

Net sales are attributed to countries based on location of the customer.

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we did business for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	(in millions)
	Sealing Products	Engineered Products	Total
Aerospace	$57.4	$12.0	$69.4
Automotive	7.0	81.5	88.5
Chemical and material processing	48.0	49.4	97.4
Food and pharmaceutical	38.8	0.7	39.5
General industrial	176.2	93.9	270.1
Medium-duty/heavy-duty truck	340.9	1.2	342.1
Oil and gas	62.4	43.5	105.9
Power generation	47.7	9.5	57.2
Semiconductors	115.7	—	115.7
Other	13.9	6.0	19.9
Total third party sales	$908.0	$297.7	$1,205.7

	Year Ended December 31, 2018
	(in millions)
	Sealing Products	Engineered Products	Total
Aerospace	$54.1	$8.4	$62.5
Automotive	5.3	97.3	102.6
Chemical and material processing	54.5	49.5	104.0
Food and pharmaceutical	37.1	1.0	38.1
General industrial	174.2	99.3	273.5
Medium-duty/heavy-duty truck	387.3	1.1	388.4
Oil and gas	53.9	46.8	100.7
Power generation	57.8	11.2	69.0
Semiconductors	113.7	—	113.7
Other	13.0	8.6	21.6
Total third party sales	$950.9	$323.2	$1,274.1

No customer accounted for 10% or more of net sales in 2019, 2018 or 2017.

	Years Ended December 31,
	2019	2018	2017
	(in millions)
Capital Expenditures
Sealing Products	$14.2	$26.0	$20.4
Engineered Products	7.4	10.1	9.9
Total capital expenditures	$21.6	$36.1	$30.3

Depreciation and Amortization Expense
Sealing Products	$53.1	$50.7	$41.8
Engineered Products	14.8	15.4	16.8
Total depreciation and amortization	$67.9	$66.1	$58.6

	As of December 31,
	2019	2018
	(in millions)
Assets
Sealing Products	$1,337.6	$1,008.8
Engineered Products	238.3	220.6
Corporate	205.1	220.3
Discontinued operations	254.1	266.1
	$2,035.1	$1,715.8

Long-Lived Assets
United States	$130.1	$145.0
France	24.2	26.0
Other Europe	20.7	21.9
Other foreign	43.8	41.4
Total	$218.8	$234.3

Corporate assets include all of our cash and cash equivalents and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment.

20.	Subsidiary Asbestos Bankruptcies
Overview
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
Reconsolidation
The reconsolidation of GST and OldCo was treated as a business acquisition in accordance with applicable accounting rules. In accordance with GAAP, the purchase price for the acquisition was equal to the fair value of our investment in GST and OldCo on the reconsolidation date. In the reconsolidation, the investment in GST and OldCo was deemed to be exchanged for our exclusive control of these businesses. No cash was transferred in the reconsolidation transaction, other than the reconsolidation of GST's and OldCo's cash and cash equivalents at that date. The primary businesses comprising GST are managed as part of the Garlock division within our Sealing Products segment. Smaller businesses also reconsolidated with GST are managed by the Technetics and Stemco divisions within this segment, by the CPI division within our Engineered Products segment, and by the Fairbanks Morse division, which comprised our Power Systems segment classified as a discontinued operation in 2019.
Post-reconsolidation sales of $76.1 million and income before taxes of $5.2 million attributable to GST and OldCo are included in our Consolidated Statement of Operations for the year ended December 31, 2017. The following unaudited supplemental pro forma condensed consolidated financial results of operations for the Company for the year ended December 31, 2017 is presented as if the reconsolidation had been completed prior to 2017:

Years Ended December 31, 2017
($ in millions, except per share amounts)
Pro forma net sales	$1,191.0
Pro forma net income from continuing operations	$33.1
Pro forma earnings per share from continuing operations - basic	$1.55
Pro forma earnings per share from continuing operations - diluted	$1.52

The 2017 supplemental pro forma net income was adjusted to exclude $4.1 million of pre-tax nonrecurring expenses related to the fair value adjustment to acquisition date inventory. These expenses, the gain on reconsolidation, as well as the tax impact of the reconsolidation discussed in Note 5, "Income Taxes" was adjusted to be included in prior years.

The supplemental pro forma net income for the year ended December 31, 2017 was adjusted to exclude a combined $16.7 million of non-recurring credits associated with the aforementioned asbestos claims resolution process recorded at EnPro and at GST and OldCo, as the process is assumed to have concluded in order for the reconsolidation to occur. The amount adjusted for the year ended December 31, 2017 is inclusive of $24.7 million of credits for insurance reimbursements that became realizable for GST and OldCo in 2017. The remaining amount adjusted consists of charges for Chapter 11 case-related fees and expenses including attorneys' and experts' fees and fees associated with the administration of Garrison.

These unaudited supplemental pro forma financial results have been prepared for comparative purposes only. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the reconsolidation occurred prior to 2017 or of future results of the consolidated entities.
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
Related Party Transactions
On the GST Petition Date, GST commenced an asbestos claims resolution process under Chapter 11 of the United States Bankruptcy Code. The resulting deconsolidation of GST from our financial results required the interest expense related to certain intercompany indebtedness to be reflected on our Consolidated Statements of Operations. Additionally, we regularly transacted business with GST through the purchase and sale of products while it was not consolidated in EnPro's financial statements.
Amounts included in our consolidated financial statements arising from transactions with GST during the periods which they were not consolidated in our results include the following:

	Consolidated Statements of Operations Caption	Seven Months Ended July 30, 2017
Description
		(in millions)
Sales to GST	Net sales	$18.8
Purchases from GST	Cost of sales	$12.2
Interest expense to GST	Interest expense	$20.6

21.	Commitments and Contingencies
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites. At 17 of these sites the future cost per site for us or our subsidiary is expected to exceed $100 thousand. Of these 19 sites, 17 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at 14 of the 19 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in remediation of contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2019 and 2018, we had accrued liabilities of $36.0 million and $30.6 million, respectively, for estimated future expenditures relating to environmental contingencies. In 2019, in addition to the accruals described below, we accrued $0.8 million in liabilities to reflect our most current estimate of costs for continued remediation at two sites based upon a reassessment of the expected duration of remedial activities at each of those sites. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings subsidiary when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
EnPro Holdings and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, EnPro Holdings withdrew from the Cooperating Parties Group but remain a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible total costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.7 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.8 million we have accrued at December 31, 2019. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York, which is included in the 19 sites referred to above. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983 that was alleged by government agencies to have contributed to the need for environmental response actions at the Onondaga site. Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, asserted claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. After continued discussions with Honeywell, an agreement was reached to settle Honeywell's claim for $10.0 million in exchange for a full release of any and all claims based on Crucible's alleged contamination of Onondaga Lake. In light of this settlement, for the third quarter of 2019, we increased our reserve for this matter by $3.5 million, to reflect an aggregate reserve of $10.0 million. The settlement was finalized on January 24, 2020 and payment of the full settlement amount of $10.0 million was made on February 14, 2020.

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
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of December 31, 2019 is $2.1 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
Implementation of the immediate responsive actions at the plant has been completed and corrective action consisting of a permanent vapor intrusion remediation system became operational in May 2017 with further improvements made to the system in December 2017 and January 2018. Indoor air sampling is conducted at four locations quarterly and results have been below levels requiring responsive action at three sampling locations since June 2017 and at all four locations since February 2018. We are also continuing soil and groundwater investigation work in the area inside the plant where the vapor intrusion remediation system is located and around the outside of the plant and implementing corrective action plans for both the contamination remaining at the plant as well as contamination that has migrated off-site. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017.
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
On January 31, 2019, some of these property owners (representing ownership of 27 residential, agricultural or commercial properties), Yalobusha County, and the Board of Trustees of the Yalobusha General Hospital filed suit against EnPro and Goodrich in Mississippi Circuit Court and Yalobusha County seeking recovery for alleged damage to their properties, including diminution in value, from groundwater contamination that had come onto their properties.
In October 2019, the claims of the property owners (representing ownership of the 27 residential, agricultural and commercial properties) were settled for current and estimated future payments of $3.0 million in the aggregate. In December 2019, the claims of Yalobusha County and the Board of Trustees of the Yalobusha County General Hospital were settled for a payment of $4.5 million, which was paid in the first quarter of 2020. In exchange for these payments, both cases have been dismissed with prejudice, each plaintiff has released any and all claims that were or could have been brought against EnPro, and each property owner will file in the real property records of Yalobusha County, Mississippi, a deed restriction required by MDEQ as part of EnPro's required remediation.
In light of the settlement of the County lawsuit, and installation and operation of additional remediation systems, for the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million to reflect an aggregate reserve of $9.2 million at December 31, 2019. Beyond this increase, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
In 2019, in addition to the accruals described above, we accrued $0.8 million in liabilities to reflect our estimated costs to reflect our most current estimate of costs for continued remediation at two sites based upon a reassessment of the expected duration of remedial activities at each of those sites. As of December 31, 2019 and 2018, we had accrued liabilities of $36.0 million and $30.6 million, respectively, for estimated future expenditures relating to environmental contingencies.
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
Warranties
We provide warranties on many of our products. The specific terms and conditions of these warranties vary depending on the product and the market in which the product is sold. We record a liability based upon estimates of the costs we may incur under our warranties based upon a review of historical warranty experience and information regarding the number, nature, and dollar valuation of specific warranty claims being made by customers. Adjustments are made to the liability as claims data and historical experience necessitate.

Changes in the carrying amount of the product warranty liability for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
	(in millions)
Balance at beginning of year	$9.4	$2.7	$2.5
Charges to expense	5.8	10.1	2.5
Settlements made	(5.1)	(3.4)	(2.3)
Balance at end of year	$10.1	$9.4	$2.7

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have briefed their legal positions and court hearings concluded in late 2019. A court ruling is expected in the second quarter of 2020.
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
Asbestos Insurance Matters
Under the Consensual Settlement and Joint Plan described above in Note 20, "Subsidiary Asbestos Bankruptcies,", GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the Trust. These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-Garlock Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-Garlock Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims from the Pre-Garlock Coverage Block and anticipates further collections once the Trust begins making claims payments.
At December 31, 2019, approximately $6.7 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $6.7 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $6.7 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that $6.7 million will be collected in 2020.
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
GST LLC has received $8.8 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $6.7 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

22.	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$303.0	$316.7	$317.2	$340.0	$299.0	$326.7	$286.5	$290.7
Gross profit	$99.5	$112.4	$108.5	$106.9	$97.7	$109.5	$98.1	$89.7
Income (loss) from continuing operations	$7.8	$9.2	$16.6	$8.8	$(8.4)	$17.1	$(8.2)	$(39.8)
Income from discontinued operations, net of tax	$5.3	$3.4	$7.3	$1.1	$6.9	$7.1	$11.0	$12.7
Net income (loss)	$13.1	$12.6	$23.9	$9.9	$(1.5)	$24.2	$2.8	$(27.1)
Basic earnings (loss) per share:
Continuing operations	$0.37	$0.43	$0.81	$0.42	$(0.41)	$0.83	$(0.40)	$(1.92)
Discontinued operations	0.26	0.16	0.35	0.05	0.33	0.34	0.54	0.61
Net income (loss) per share	$0.63	$0.59	$1.16	$0.47	$(0.08)	$1.17	$0.14	$(1.31)
Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.42	$0.80	$0.42	$(0.41)	$0.82	$(0.40)	$(1.92)
Discontinued operations	0.26	0.16	0.35	0.05	0.33	0.34	0.54	0.61
Net income (loss) per share	$0.63	$0.58	$1.15	$0.47	$(0.08)	$1.16	$0.14	$(1.31)

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2019, 2018 and 2017
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge (credit) to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2019	$3.3	$0.8	$(0.1)	$(0.3)	$3.7
2018	$4.2	$(0.6)	$(0.4)	$0.1	$3.3
2017	$4.7	$0.9	$(1.6)	$0.2	$4.2

(1)	Consists primarily of the effect of changes in currency rates.
Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge (credit) to Expense	Expiration of Net Operating Losses	Other (2)	Balance, End of Year
2019	$23.9	$(15.3)	$—	$(0.7)	$7.9
2018	$25.7	$(1.4)	$—	$(0.4)	$23.9
2017	$20.2	$1.2	$(0.1)	$4.4	$25.7

(2)	Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.