Form 10-Q
period 2020-03-31
ENPRO INDUSTRIES, INC
filed 2020-05-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2020, there were 20,515,457 shares of common stock of the registrant outstanding, which does not include 184,458 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2020 and 2019
(in millions, except per share amounts)

	2020	2019
Net sales	$282.7	$303.0
Cost of sales	187.4	203.5
Gross profit	95.3	99.5
Operating expenses:
Selling, general and administrative	73.2	81.5
Other	1.6	1.4
Total operating expenses	74.8	82.9
Operating income	20.5	16.6
Interest expense	(4.7)	(5.2)
Interest income	0.7	0.7
Other income (expense)	1.4	(1.5)
Income from continuing operations before income taxes	17.9	10.6
Income tax expense	(7.7)	(2.8)
Income from continuing operations	10.2	7.8
Less: income attributable to redeemable non-controlling interest, net of tax	0.1	—
Income from continuing operations attributable to EnPro Industries, Inc.	10.1	7.8
Income from discontinued operations, net of tax	208.6	5.3
Net income attributable to EnPro Industries, Inc.	$218.7	$13.1
Comprehensive income	$197.2	$19.9
Less: comprehensive income attributable to redeemable non-controlling interest	1.0	—
Comprehensive income attributable to EnPro Industries, Inc.	$196.2	$19.9

Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.49	$0.37
Discontinued operations	10.13	0.26
Net income per share	$10.62	$0.63
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.49	$0.37
Discontinued operations	10.10	0.26
Net income per share	$10.59	$0.63

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2020 and 2019
(in millions)

	2020	2019
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income attributable to EnPro Industries, Inc.	$218.7	$13.1
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Income. from discontinued operations, net of taxes	(208.6)	(5.3)
Depreciation	7.5	7.4
Amortization	9.7	8.2
Deferred income taxes	(0.6)	(1.7)
Stock-based compensation	1.3	1.7
Other non-cash adjustments	1.2	1.5
Change in assets and liabilities, net of effects of acquisition and divestitures of businesses:
Accounts receivable, net	(27.3)	(16.6)
Inventories	0.7	(10.7)
Accounts payable	0.2	(7.6)
Other current assets and liabilities	(5.7)	9.6
Other non-current assets and liabilities	3.2	(0.9)
Net cash provided by (used in) operating activities of continuing operations	0.3	(1.3)
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(5.2)	(4.1)
Proceeds from sale of businesses	441.3	—
Other	(2.0)	(0.1)
Net cash provided by (used in) investing activities of continuing operations	434.1	(4.2)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	24.9	120.8
Repayments of debt	(159.3)	(111.6)
Repurchase of common stock	(5.3)	(2.0)
Dividends paid	(5.5)	(5.4)
Other	(1.3)	(3.4)
Net cash used in financing activities of continuing operations	(146.5)	(1.6)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(6.2)	11.2
Investing cash flows	—	(6.2)
Net cash provided by (used in) discontinued operations	(6.2)	5.0
Effect of exchange rate changes on cash and cash equivalents	(11.9)	3.4
Net increase in cash and cash equivalents	269.8	1.3
Cash and cash equivalents at beginning of period	121.2	129.6
Cash and cash equivalents at end of period	$391.0	$130.9
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$(2.3)	$(1.6)
Income taxes, net	$2.6	$(12.5)
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.7	$0.7

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$391.0	$121.2
Accounts receivable, net	187.1	160.8
Inventories	153.4	157.1
Prepaid expenses and other current assets	50.2	56.3
Current assets held for sale	—	254.1
Total current assets	781.7	749.5
Property, plant and equipment, net	208.9	218.8
Goodwill	474.6	485.3
Other intangible assets, net	448.4	466.9
Other assets	128.0	114.6
Total assets	$2,041.6	$2,035.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3.9	$4.1
Accounts payable	79.7	82.7
Accrued expenses	109.3	123.8
Income tax payable	88.4	13.5
Current liabilities held for sale	—	89.5
Total current liabilities	281.3	313.6
Long-term debt	491.1	625.2
Deferred taxes and non-current income taxes payable	67.1	74.6
Other liabilities	101.2	106.8
Total liabilities	940.7	1,120.2
Commitments and contingencies
Redeemable non-controlling interest	29.0	28.0
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,699,915 shares in 2020 and 20,785,346 shares in 2019	0.2	0.2
Additional paid-in capital	286.3	292.1
Retained earnings	845.5	632.2
Accumulated other comprehensive loss	(58.9)	(36.4)
Common stock held in treasury, at cost – 185,764 shares in 2020 and 186,516 shares in 2019	(1.2)	(1.2)
Total shareholders’ equity	1,071.9	886.9
Total liabilities and equity	$2,041.6	$2,035.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview, Basis of Presentation and Recently Issued Authoritative Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacture, and marketing of proprietary engineered industrial products that primarily include: sealing products; heavy-duty truck wheel-end component systems; self-lubricating non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; hoses and fittings for the hygienic process industries; bellows and bellow assemblies; pedestals for semiconductor manufacturing; and PTFE products. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment.
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements except as disclosed below and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2019 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2019 included within our annual report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a "pandemic," has caused us to evaluate our accounting estimates that require the consideration of forecasted financial information, including, but not limited to, our allowance for credit losses, the carrying value of our goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information that was reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business as of March 31, 2020. We determined that due to many of our businesses being deemed "essential" under applicable governmental orders otherwise restricting business activities, the limited downtime of our operations, and our ability to adapt and to continue to operate in our current environment, that no triggering event existed at March 31, 2020 and an interim impairment test was not performed. However, because of uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with specificity the extent and duration of any future impact on our business and financial results from COVID-19. In addition, although most of our operations have been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Accordingly, if the impact is more severe or longer in duration than we have projected, such impact could potentially result in impairments of assets and increases in credit allowances in future periods.
All intercompany accounts and transactions between our consolidated operations have been eliminated.
Our acquisition of all of the equity securities of LeanTeq Co, Ltd. and its affiliate LeanTeq LLC (collectively "LeanTeq") in 2019 resulted in rollover equity from two of LeanTeq sellers (the “Sellers”) who were executives of the acquired entity. This rollover equity gives the Sellers approximately a 10% ownership share (the "Rollover Equity") of Lunar Investment LLC, our subsidiary that purchased LeanTeq. We have the right to buy, and the non-controlling interest holders have the right to sell, the Rollover Equity within 90 days following the third anniversary of the closing of the acquisition of LeanTeq. We have accounted for this transaction as redeemable non-controlling interests and have recorded the redeemable non-controlling interest in a mezzanine section on our accompanying consolidated balance sheets, located between liabilities and equity. Earnings associated with the redeemable non-controlling interest are reflected as income attributable to redeemable non-controlling interest, net of tax in the accompanying consolidated statements of operations.

In January 2020, we adopted a new accounting standard that changes how we measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables. The standard requires us to estimate our lifetime “expected credit loss” for such assets at inception, and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.

We applied a current expected credit loss model ("CECL") to our trade receivables. Given the nature of our trade receivables, a complex modeling system to develop forward-looking models was not necessary. Since our receivables are short-term, reasonable and supportable forecasted information was not readily available and our application of CECL relied on historical information and existing economic conditions. We will continue to monitor the collectability of our receivables as well as apply any supportable forecast information as it becomes available to make adjustments to our estimated reserve.

We applied our CECL model to our trade receivables at January 1, 2020 using a modified retrospective transition approach. Upon adoption, we recorded a $0.1 million increase to our allowance for credit losses with a corresponding decrease to retained earnings.

Changes in our allowance for doubtful accounts for the three months ended March 31, 2020 were as follows:

(in millions)
Balance at December 31, 2019	$3.7
Adoption of new accounting standard	0.1
Charge to expense	0.3
Balance at March 31, 2020	$4.1

Additionally, in January 2020, we adopted a standard to simplify annual and interim goodwill impairment testing for public business entities. Under the standard, we will perform our annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Upon adoption, there was no impairment of goodwill recorded and this standard is applied following adoption on a prospective basis for all annual and interim goodwill impairment assessments.

Recently Issued Authoritative Accounting Guidance

In December 2019, a standard was issued that will simplify the accounting for income taxes in nine unrelated areas. The standard is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. We are currently evaluating the new guidance and do not expect its impact to be material to our consolidated financial statements.

2.	Discontinued Operations

During the fourth quarter of 2019, we entered into an agreement to sell the Fairbanks Morse division, which comprised our entire Power Systems segment. The sale of Fairbanks Morse closed on January 21, 2020 to an affiliate of funds managed by private equity firm Arcline Investment Management for a sales price of $450.0 million. The preliminary pre-tax gain on the disposition of Fairbanks Morse was $274.3 million ($209.7 million, net of tax). We have reported, for all periods presented, the financial condition, results of operations, and cash flows of Fairbanks Morse as discontinued operations in the accompanying financial statements.

For the three months ended March 31, 2020 and 2019, the results of operations from Fairbanks Morse, prior to sale on January 21, 2020, were as follows:

	2020	2019
	(in millions)
Net sales	$7.6	$57.9
Cost of sales	7.6	44.3
Gross profit	—	13.6
Operating expenses:
Selling, general, and administrative expenses	1.5	6.3
Other	(0.1)	—
Total operating expenses	1.4	6.3
Income (loss) from discontinued operations before income tax	(1.4)	7.3
Income tax benefit (expense)	0.3	(2.0)
Income (loss) from discontinued operations, net of tax	(1.1)	5.3
Gain from sale of discontinued operations, net of tax	209.7	—
Income from discontinued operations, net of tax	$208.6	$5.3

The major classes of assets and liabilities for Fairbanks Morse as of December 31, 2019 are shown below:

(in millions)
Assets:
Accounts receivable	$107.8
Inventories	60.2
Property, plant, and equipment	63.0
Goodwill	11.8
Other assets	11.3
Total assets of discontinued operations	$254.1

Liabilities:
Accounts payable	$36.9
Accrued expenses	48.2
Other liabilities	4.4
Total liabilities of discontinued operations	$89.5

3.	Acquisitions

On September 25, 2019, we acquired all of the equity securities of LeanTeq. LeanTeq primarily provides refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. This equipment is used to produce the latest and most technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq is included as part of our Technetics Group within the Sealing Products segment.
On July 2, 2019, we acquired 100% of the stock of The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL, collectively referred to as “Aseptic”), which distributes, designs and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. Aseptic, headquartered in Limonest, France, is included as part of our Garlock group of companies within the Sealing Products segment.

The following pro forma condensed consolidated financial results of operations for the three months ended March 31, 2019 are presented as if the acquisitions had been completed prior to 2019:

(in millions)
Pro forma net sales	$314.7
Pro forma income from continuing operations	6.9

These amounts have been calculated after applying our accounting policies and adjusting the results of LeanTeq and Aseptic to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied prior to 2019 as well as additional interest expense to reflect financing required, together with the consequential tax effects. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred prior to 2019, or of future results of the consolidated entities.
We received $0.1 million in 2020 as a result of a final working capital adjustment that related to our LeanTeq acquisition.

4.	Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete in the interim periods. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the geographical mix of earnings our annual effective tax rate fluctuates based on the portion of our profits earned in each jurisdiction.

The effective tax rates for the three months ended March 31, 2020 and 2019 were 43.2% and 27.1%, respectively. The effective tax rate for the three months ended March 31, 2020 reflects the impact of the minimum tax on certain non-U.S. earnings, current year increase in valuation allowance against certain net operating losses and higher tax rates in most foreign jurisdictions. The effective tax rate for the three months ended March 31, 2019 reflects the minimum tax on certain non-U.S. earnings, higher tax rates in most foreign jurisdictions and adjustments to state net operating losses.

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

5.	Earnings Per Share

	Three months ended March 31,
	2020	2019
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income from continuing operations attributable to EnPro Industries, Inc.	$10.1	$7.8
Income from discontinued operations	208.6	5.3
Net income attributable to EnPro Industries, Inc.	$218.7	$13.1
Denominator:
Weighted-average shares – basic	20.6	20.8
Share-based awards	—	0.1
Weighted-average shares – diluted	20.6	20.9
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.49	$0.37
Discontinued operations	10.13	0.26
Net income per share	$10.62	$0.63
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.49	$0.37
Discontinued operations	10.10	0.26
Net income per share	$10.59	$0.63

6.	Inventories

	March 31, 2020	December 31, 2019
	(in millions)
Finished products	$74.1	$80.6
Work in process	24.7	23.7
Raw materials and supplies	57.9	56.1
	156.7	160.4
Reserve to reduce certain inventories to LIFO basis	(3.3)	(3.3)
Total inventories	$153.4	$157.1

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

7.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2020, are as follows:

	Sealing Products	Engineered Products	Total
	(in millions)
Goodwill as of December 31, 2019	$474.4	$10.9	$485.3
Acquisition of business	(0.1)	—	(0.1)
Foreign currency translation	(10.4)	(0.2)	(10.6)
Goodwill as of March 31, 2020	$463.9	$10.7	$474.6

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of March 31, 2020 and December 31, 2019.
Identifiable intangible assets are as follows:

	As of March 31, 2020		As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$460.2	$169.0	$470.1	$166.2
Existing technology	114.0	51.5	117.5	50.8
Trademarks	38.9	24.1	39.4	24.1
Other	33.3	24.2	33.6	24.0
	646.4	268.8	660.6	265.1
Indefinite-Lived:
Trademarks	70.8	—	71.4	—
Total	$717.2	$268.8	$732.0	$265.1

Amortization for the three months ended March 31, 2020 and 2019 was $9.0 million and $6.8 million, respectively.

8.	Accrued Expenses

	March 31, 2020	December 31, 2019
	(in millions)
Salaries, wages and employee benefits	$39.1	$43.7
Interest	10.7	5.1
Environmental	10.7	25.2
Warranty	4.1	4.1
Taxes other than income	11.0	9.1
Operating lease liabilities	9.0	9.3
Other	24.7	27.3
	$109.3	$123.8

9.	Long-Term Debt
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
The Term Loan Facility amortizes on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan Facility in each of years one through three, 5.00% of such original principal amount in year four, and

1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity.
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
Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of March 31, 2020.
The borrowing availability under the Revolving Credit Facility at March 31, 2020 was $387.4 million after giving consideration to $12.6 million of outstanding letters of credit. We have $149.1 million outstanding on our Term Loan Facility borrowings.
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

The indenture governing the Senior Notes included covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends, and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further requires us to apply the net cash proceeds of certain asset sales not invested in acquisitions, assets, property or capital expenditures or used to repay or otherwise reduce specified indebtedness within a specified period, in the event of the net proceeds exceeding a specified amount, to offer to repurchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest. This requirement applies to the net cash proceeds received in the divestiture of Fairbanks Morse and could require us to make such an offer to repurchase the Senior Notes in the second quarter of 2021 to the extent we do not sufficiently invest in acquisitions, assets, property or capital expenditures or repay or otherwise reduce specified indebtedness by then.

10.	Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the three months ended March 31, 2020 and 2019, are as follows:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(in millions)
Service cost	$1.0	$1.1	$—	$0.1
Interest cost	2.8	3.0	—	—
Expected return on plan assets	(4.7)	(4.0)	—	—
Amortization of net loss (gain)	1.3	1.6	(1.1)	—
Curtailment loss	0.3	—	—	—
Net periodic benefit cost	$0.7	$1.7	$(1.1)	$0.1

No contributions were made in the three months ended March 31, 2020 to our U.S. defined benefit pension plans and we currently do not expect to make any contributions in the remainder of 2020.

11.	Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2020 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Permanent Shareholders' Equity	Redeemable non-controlling interest
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2019	20.6	$0.2	$292.1	$632.2	$(36.4)	$(1.2)	$886.9	$28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Net income	—	—	—	218.7	—	—	218.7	0.1
Other comprehensive income (loss)	—	—	—	—	(22.5)	—	(22.5)	0.9
Dividends ($0.26 per share)	—	—	—	(5.3)	—	—	(5.3)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	1.0	—	—	—	1.0	—
Other	—	—	(1.5)	—	—	—	(1.5)	—
Balance, March 31, 2020	20.5	$0.2	$286.3	$845.5	$(58.9)	$(1.2)	$1,071.9	$29.0
Changes in shareholders' equity for the three months ended March 31, 2019 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2018	20.7	$0.2	$301.0	$603.3	$(45.5)	$(1.3)	$857.7
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—
Net income	—	—	—	13.1	—	—	13.1
Other comprehensive income	—	—	—	—	6.8	—	6.8
Dividends ($0.25 per share)	—	—	—	(5.3)	—	—	(5.3)
Share repurchases	—	—	(2.4)	—	—	—	(2.4)
Incentive plan activity	0.1	—	1.2	—	—	—	1.2
Balance, March 31, 2019	20.8	0.2	299.8	622.6	(50.2)	(1.3)	871.1

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $5.5 million were made during the three months ended March 31, 2020.
In April 2020, our board of directors declared a dividend of $0.26 per share, payable on June 17, 2020 to all shareholders of record as of June 3, 2020.
In October 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the three months ended March 31, 2020 we repurchased 0.1 million shares for $5.3 million. In light of the COVID-19 pandemic, we suspended share repurchases under the program during March 2020. The remaining amount of authorized purchases in the program at March 31, 2020 was $29.7 million. The board of directors' authorization expires in October 2020.
In February 2020, we issued 0.1 million shares of stock options with an exercise price of $53.78 to certain key executives. The options vest pro-rata at the end of years one, two, and three from the grant date, subject to continued employment. No options have a term greater than 10 years.
We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs into this formula include expected term, expected volatility, expected dividend yield, and the risk-free interest rate. This fair value is amortized on a straight line basis over the vesting period.
The expected term represents the period that our stock options are expected to be outstanding, and is determined based on historical experience of similar awards, given the contractual terms of the awards, vesting schedules, and expectations of future employee behavior. The fair value of stock options reflects a volatility factor calculated using historical market data for EnPro's common stock. The time frame used was approximated as a six-year period from the grant date for the awards. The dividend assumption is based on our current expectations for our dividend policy. We base the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option's expected life. When estimating forfeitures, we consider voluntary termination behaviors as well as analysis of actual option forfeitures.

The option awards issued in 2020 had a fair value of $13.64 per share at their grant date. The following assumptions were used to estimate the fair value of the 2020 option awards:

Average expected term	6 years
Expected volatility	31.53%
Risk-free interest rate	1.17%
Expected dividend yield	1.93%

12.	Business Segment Information

We aggregate our operating businesses into two reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, and suspension. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment serviced is used to produce advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other applications.
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
Segment operating results and other financial data for the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
	(in millions)
Sales
Sealing Products	$216.1	$224.5
Engineered Products	67.9	79.5
	284.0	304.0
Intersegment sales	(1.3)	(1.0)
Net sales	$282.7	$303.0
Segment Profit
Sealing Products	$25.7	$20.8
Engineered Products	3.4	6.2
Total segment profit	29.1	27.0
Corporate expenses	(8.5)	(9.6)
Interest expense, net	(4.0)	(4.5)
Other income (expense), net	1.3	(2.3)
Income from continuing operations before income taxes	$17.9	$10.6

Segment assets are as follows:

	March 31, 2020	December 31, 2019
	(in millions)
Sealing Products	$1,317.2	$1,337.6
Engineered Products	235.2	238.3
Corporate	489.2	205.1
Discontinued operations	—	254.1
	$2,041.6	$2,035.1

Backlog

As of March 31, 2020, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $202.9 million. Approximately 96% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we did business for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$12.5	$2.3	$14.8
Automotive	0.2	20.5	20.7
Chemical and material processing	12.9	10.1	23.0
Food and pharmaceutical	11.2	0.5	11.7
General industrial	46.0	19.4	65.4
Medium-duty/heavy-duty truck	68.8	0.1	68.9
Oil and gas	15.0	10.4	25.4
Power generation	9.9	4.4	14.3
Semiconductors	36.5	—	36.5
Other	1.9	0.1	2.0
Total third party sales	$214.9	$67.8	$282.7

	Three Months Ended March 31, 2019
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$12.1	$2.7	$14.8
Automotive	1.0	23.3	24.3
Chemical and material processing	15.4	12.2	27.6
Food and pharmaceutical	9.7	0.2	9.9
General industrial	43.5	26.3	69.8
Medium-duty/heavy-duty truck	89.2	0.2	89.4
Oil and gas	14.3	10.5	24.8
Power generation	10.6	2.4	13.0
Semiconductors	25.6	—	25.6
Other	2.3	1.5	3.8
Total third party sales	$223.7	$79.3	$303.0

13.	Derivatives and Hedging
In September 2018, we entered into cross-currency swap agreements (the "Original Swap") with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-

rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The Original Swap agreement matures on September 15, 2022.
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
We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At March 31, 2020, the combined fair values of the Original Swap and the Additional Swap were recorded as a $27.0 million asset within other assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

14.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2020	December 31, 2019
	(in millions)
Assets
Time deposits	$25.0	$22.9
Foreign currency derivatives	27.0	12.3
Deferred compensation assets	11.2	10.9
	$63.2	$46.1
Liabilities
Deferred compensation liabilities	$11.3	$11.3
Foreign currency derivatives	—	0.6
	$11.3	$11.9
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$495.0	$491.6	$629.3	$658.0

The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

15.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$9.8	$(46.2)	$(36.4)
Other comprehensive loss before reclassifications	(22.1)	—	(22.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Net current-period other comprehensive income (loss)	(22.1)	0.5	(21.6)
Less: other comprehensive income attributable to redeemable non-controlling interests	0.9	—	0.9
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(23.0)	0.5	(22.5)
Ending balance	$(13.2)	$(45.7)	$(58.9)

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(10.6)	$(34.9)	$(45.5)
Adoption of new accounting standard	—	(11.5)	(11.5)
Adjusted beginning balance	(10.6)	(46.4)	(57.0)
Other comprehensive income before reclassifications	5.8	—	5.8
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	5.8	1.0	6.8
Ending balance	$(4.8)	$(45.4)	$(50.2)

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
(in millions)	2020	2019
Pension and other postretirement plans adjustments:
Actuarial losses	$0.2	$1.6	(1)
Curtailment	0.3	—	(1)
Total before tax	0.5	1.6	Income before income taxes
Tax benefit	—	(0.6)	Income tax expense
Net of tax	$0.5	$1.0	Net income

(1)
These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations captions are other income (expense) and income from discontinued operations, net of taxes (See Note 10, “Pensions and Postretirement Benefits” for additional details).

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites. At 17 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 17 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at 14 of the 19 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of March 31, 2020 and December 31, 2019, we had accrued liabilities aggregating $20.5 million and $36.0 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.8 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.7 million remaining accrual at March 31, 2020. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983 that was alleged by government agencies to have contributed to the need for environmental response actions at the Onondaga Lake Superfund Site ("the Onondaga Site"). Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, asserted claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. After continued discussions with Honeywell, an agreement was reached to settle Honeywell's claim for $10.0 million in exchange for a full release of any and all claims based on Crucible's alleged contamination of Onondaga Lake. The settlement was finalized on January 24, 2020 and payment of the full settlement amount of $10.0 million was made on February 14, 2020. We have no remaining liabilities related to the Onondaga Site.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of March 31, 2020 is $1.9 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
In light of the settlement of the County lawsuit, and installation and operation of additional remediation systems, for the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million. The balance in the reserve as of March 31, 2020 is $4.3 million. Beyond this reserve, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
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
Changes in the product warranty liability for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019
	(in millions)
Balance at beginning of year	$10.1	$9.4
Net charges to expense	0.7	0.4
Settlements made	(1.3)	(1.1)
Balance at end of period	$9.5	$8.7

BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have briefed their legal positions and court hearings concluded in late 2019. A court ruling is expected late in the second quarter of 2020.
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
As of March 31, 2020, approximately $5.5 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $5.5 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $5.5 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that all $5.5 million will be collected in 2020.
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
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $5.5 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2019.

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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, and included in Part II, Item 1A, "Risk Factors" of this quarterly report on Form 10-Q, which include:

•
impacts from the coronavirus (or COVID-19) pandemic and governmental responses to limit the further spread of COVID-19, including impacts on our company’s operations, and the operations and businesses of our customers and vendors, including whether our operations and those of our customers and vendors will continue to be treated as “essential” operations under government orders restricting business activities or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time;

•	uncertainty with respect to the duration and severity of these impacts from the COVID-19 pandemic, including impacts on the general economy and the markets served by our customers;

•	general economic conditions in the markets served by our businesses and the businesses of our customers, some of which are cyclical and experience periodic downturns;

•	prices and availability of raw materials, including as a result of the COVID-19 pandemic;

•	the impact of fluctuations in currency exchange rates;

•	unanticipated delays or problems in introducing new products;

•	the incurrence of contractual penalties for the late delivery of long lead-time products;

•	announcements by competitors of new products, services or technological innovations;

•	changes in our pricing policies or the pricing policies of our competitors; and

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
Non-GAAP Financial Information

In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted net income attributable to EnPro Industries, Inc., adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations, adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and segment adjusted EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "—Reconciliations of Non-GAAP Financial Measures to Comparable GAAP Measures"

We believe non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of its businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, the non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.
Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 49 primary manufacturing facilities located in 13 countries, including the United States.
We manage our business as two segments: a Sealing Products segment and an Engineered Products segment.
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, hydraulic components, expansion joints, flange sealing and isolation products, pipeline casing spacers/isolators, casing end seals, modular sealing systems for sealing pipeline penetrations, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, custom-engineered mechanical seals for applications in the aerospace industry and other markets, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end, braking, and suspension. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment serviced is used to produce advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other applications.
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
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC, an affiliate of Arcline Investment Management, LP, pursuant to which we agreed to transfer all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC, to Arcline FM Holdings and to cause one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate purchase price of $450 million. This divestiture transaction was completed on January 21, 2020. Simultaneous with the closing of the divestiture transaction and to facilitate the continued operation of the business conducted by Fairbanks Morse during a transition period, our direct subsidiary, EnPro Holdings, and Arcline FM Holdings entered into a transition services agreement pursuant to which EnPro Holdings is to provide specified administrative services, including payroll services and ERP system support, to Arcline FM Holdings for periods of up to six months for specified service charges.
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

COVID-19 Response. The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization (the "WHO") to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, such as oil and gas and automotive, are having and will continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Because of uncertainties with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
We have established a COVID-19 Response and Support Team (the "Support Team"), which is made up of our global executive leadership team with representatives from each functional area within the organization. The Support Team is working diligently to manage our business continuity plans and coordinated response. We are planning for several contingency scenarios and taking decisive, informed action to limit the spread of COVID-19 while ensuring the continuity of our businesses. We are leveraging direction from our internal safety protocols, international health organizations, such as the WHO and the Centers for Disease Control, as well as local governments. We have also mobilized local response teams at each of our facilities who are available to respond to changes as they occur.
With respect to business operations and the protection of our employees, we have taken numerous actions including:

•	Suspension of all non-essential travel;

•	Implementation of flexible work options, including a work from home option, for employees, where feasible;

•	Expansion of information technology infrastructure to enable working remotely and holding virtual meetings;

•	Restrictions on visitors to EnPro facilities;

•	Training of employees in enhanced cleaning and disinfecting protocols and providing supplemental personal protective equipment at each of our facilities;

•	Safe operating procedures such as temperature scanning, use of masks, and social distancing; and,

•	Creation of a dedicated communications platform and internal website to address questions from employees and provide frequent updates.
Although many of our businesses are granted "essential" business status under local government safety orders around the world, we have had to temporarily close several of our facilities. All of our primary manufacturing facilities have already re-opened and have not experienced significant supply chain disruptions. Additionally, each of our businesses has developed continuity and contingency plans, based on various scenarios in preparation for potential operational disruptions, to permit us to adjust production levels to demand. We cannot predict if and when further closures or production changes may arise as a result of implications related to the COVID-19 pandemic.
To help protect the strength of our financial position, we have implemented several measures including:

•	Aggressive cost management initiatives;

•	Discretionary spending reductions;

•	Capital expenditure prioritization;

•	Headcount optimization plans, as needed;

•	Increased working capital monitoring to ensure timely accounts receivable collections and inventory level optimization; and,

•	Suspension of our share repurchase program.
Outlook
Financial highlights for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019
	(in millions, except per share data)
Net sales	$282.7	$303.0
Segment profit	$29.1	$27.0
Income from continuing operations attributable to EnPro Industries, Inc	$10.1	$7.8
Net income attributable to EnPro Industries, Inc.	$218.7	$13.1
Diluted earnings per share from continuing operations attributable to EnPro Industries, Inc.	$0.49	$0.37
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$12.9	$9.3
Adjusted diluted earnings per share attributable to EnPro Industries, Inc continuing operations [1]	$0.62	$0.45
Adjusted EBITDA [1]	$40.6	$34.0

1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures at the end of this section.
During the three months ended March 31, 2020, our end markets saw varied demand changes as a result of the economic impacts of the COVID-19 pandemic. For a majority of the first three months of the year, we experienced improvement in sales growth for semiconductor and food and pharmaceutical markets, including the contribution from businesses acquired in 2019. The improvement we saw in the aforementioned markets was more than offset by weakness in the heavy-duty truck, general industrial, automotive, and chemical and material processing markets.
Our segment profit increased year over year primarily driven by acquisitions as well as improved results in the heavy-duty truck business resulting from cost reductions and the exit from our brake shoe operations in September 2019. The improvements in semiconductor and food and pharmaceutical markets, including the impact of acquisitions in 2019, helped us produce positive adjusted EBITDA growth despite the challenging conditions that affected other markets, particularly toward the end of the quarter. These challenging conditions have continued to date and certain of our businesses are experiencing reduced order levels compared to prior-year levels.
The net proceeds from the divestiture of Fairbanks Morse on January 21, 2020 have allowed us to deleverage our balance sheet. We believe the remaining net proceeds and the availability of $387 million for future borrowings on our Revolving Credit Facility will provide us with ample liquidity to endure a weak economic environment for an extended period. We remain committed to maintaining a strong balance sheet, focusing on aftermarket exposure and recurring revenue opportunities, and leveraging the EnPro Operating System for continuous improvement and increased value.
While the merger and acquisition environment has slowed as a result of the COVID-19 pandemic, in connection with our growth strategy, we will continue to evaluate making additional acquisitions that meet our acquisition criteria. We will also consider making additional strategic divestitures.

Results of Operations

	Three Months Ended March 31,
	2020	2019
	(in millions)
Sales
Sealing Products	$216.1	$224.5
Engineered Products	67.9	79.5
	284.0	304.0
Intersegment sales	(1.3)	(1.0)
Net sales	$282.7	$303.0
Segment Profit
Sealing Products	$25.7	$20.8
Engineered Products	3.4	6.2
Total segment profit	29.1	27.0
Corporate expenses	(8.5)	(9.6)
Interest expense, net	(4.0)	(4.5)
Other income (expense), net	1.3	(2.3)
Income from continuing operations before income taxes	$17.9	$10.6

Segment adjusted EBITDA[1]
Sealing Products	$41.3	$33.7
Engineered Products	7.8	10.4
Total segment adjusted EBITDA	$49.1	$44.1
1 A reconciliation of segment profit to segment adjusted EBITDA is located in "—Reconciliation of Non-GAAP Financial Measures."

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
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 with the exception of $1.5 million, and $1.3 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other income (expense), net in the table above for the three months ended March 31, 2019 also includes $0.7 million of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Sales of $282.7 million in the first three months of 2020 decreased 6.7% from $303.0 million in the first three months of 2019. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	1.2%	(0.8)%	(7.1)%	(6.7)%
Sealing Products	1.6%	(0.5)%	(4.8)%	(3.7)%
Engineered Products	—%	(2.0)%	(12.6)%	(14.6)%
Following are the key effects of acquisitions and divestitures on sales for the three months of 2020 compared to the same period in 2019:
•Acquisition of The Aseptic Group in July 2019
•Acquisition of LeanTeq in September 2019
•Divestiture of the brake products business unit located in Rome, Georgia in September 2019
Following is a discussion of operating results for each segment during the first three months of 2020:
Sealing Products. Sales of $216.1 million in the first three months of 2020 reflect a 3.7% decrease compared to the $224.5 million reported in the same period of 2019. Excluding the unfavorable foreign exchange translation ($1.3 million), the impact of acquisitions ($10.5 million) from 2020 results and the sales from businesses that have since been divested ($7.0 million) from 2019 results, sales were down 4.8% or $10.5 million. This decline was due primarily to decreased demand in the heavy-duty truck and chemical and material processing markets, despite growth in the food and pharmaceutical, general industrial, and semiconductor markets.
Segment profit of $25.7 million in the first three months of 2020 increased 23.6% from $20.8 million reported in the same period of 2019. Operating margins for the segment increased from 9.3% in the first three months of 2019 to 11.9% in the first three months of 2020. Excluding a year-over-year decrease in restructuring costs ($0.5 million), a year-over-year increase in acquisition and divestiture-related costs ($0.6 million), unfavorable foreign exchange translation ($0.4 million), and a net favorable year-over-year impact of acquisitions and divestitures ($1.6 million), segment profit increased $3.8 million, or 16.8% compared to the prior year. The increase in segment profit was driven by an improved product mix ($1.9 million), material cost decreases ($1.5 million), transactional foreign exchange impacts ($1.9 million), tariff refunds ($1.1 million), lower selling, general and administrate costs driven by cost saving initiatives and less travel ($2.9 million), less research and development costs ($1.0 million), and lower incentive compensation ($0.9 million). These items were partially offset by less sales ($4.3 million) and increased manufacturing costs driven by standard cost updates ($3.3 million).
Engineered Products. Sales in the first three months of 2020 decreased 14.6% to $67.9 million from $79.5 million reported in the same period of 2019. Excluding the impact of unfavorable foreign exchange translation ($1.5 million), sales were down 12.6% or $10.0 million primarily due to weakness in the automotive, general industrial, and chemical and material processing markets.

Segment profit in the first three months of 2020 was $3.4 million compared to $6.2 million in the same period of 2019, a decrease of $2.8 million, or 45.2%. Operating margins for the segment were 5.0%, which was down from 7.8% in the first three months of 2019. Excluding the impact of unfavorable foreign exchange translation ($0.2 million), decreased acquisition and divestiture-related expenses ($0.3 million), and increased restructuring charges ($0.9 million), segment profit decreased $2.0 million, or 29.4%, driven mainly by decreased sales volume ($6.8 million), partially offset by lower selling, general, and administrative costs due to cost saving initiatives and lower travel ($2.8 million), improved manufacturing efficiencies ($1.2 million), and decreased incentive compensation costs ($0.6 million).
Corporate expenses for the first three months of 2020 decreased $1.1 million as compared to the same period in 2019. The decrease was driven primarily by lower incentive compensation costs ($1.5 million) and lower restructuring costs ($0.3 million) partially offset by increased consulting fees ($0.7 million)
Interest expense, net in the first three months of 2020 decreased by $0.5 million as compared to the same period of 2019, primarily due lower average outstanding balance on our revolving credit facility.
Other income (expense), net in the first three months of 2020 improved by $3.6 million as compared to the same period of 2019, due mainly to a $1.1 million gain on sale of businesses in 2020, $0.5 million decrease in environmental reserve costs and other costs from previously disposed of businesses, a $1.3 million decrease in pension (non-service) costs, and a reduction in miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters ($0.7 million).
The effective tax rates for the three months ended March 31, 2020 and 2019 were 43.2% and 27.1%, respectively. The effective tax rate for the three months ended March 31, 2020 reflects the impact of the minimum tax on certain non-U.S. earnings, current year increase in valuation allowance against certain net operating losses and higher tax rates in most foreign jurisdictions. The effective tax rate for the three months ended March 31, 2019 reflects the minimum tax on certain non-U.S. earnings, higher tax rates in most foreign jurisdictions and adjustments to state net operating losses.
Income from continuing operations attributable to EnPro Industries, Inc. was $10.1 million, or $0.49 per share, in the first three months of 2020 compared to income from continuing operations attributable to EnPro Industries, Inc. of $7.8 million, or $0.63 per share, in the same period of 2019. Earnings per share is expressed on a diluted basis.
Liquidity and Capital Resources
Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, and debt repayments have been funded from cash balances on hand, credit facility borrowings and cash generated from operations. Although the COVID-19 pandemic has adversely affected the general environment for acquisitions, we continue to consider acquisition opportunities. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have resources available, which are discussed in this section under the heading “Capital Resources.”
As of March 31, 2020, we held $135.6 million of our $391.0 million cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans or distributions of previously taxed income.
Primarily as a result of the sale of Fairbanks Morse, as of March 31, 2020, we had a net current income tax payable totaling $61.3 million.
Because of the transition tax and GILTI provisions, undistributed earnings of our foreign subsidiaries totaling $292.1 million at March 31, 2020 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

Cash Flows
Operating activities provided $0.3 million of cash in the first three months of 2020 and used $1.3 million of cash in the first three months of 2019. The year over year change was driven by increased income from continuing operations in 2020 offset by increased working capital.

Investing activities provided $434.1 million of cash in the first three months of 2020 and used $4.2 million of cash during the first three months of 2019. The increase in cash provided was driven by $441.3 million in cash proceeds from the sale of businesses, primarily driven by the closing on the sale of Fairbanks Morse in January 2020.
Financing activities used $146.5 million of cash in the first three months of 2020, primarily from $133.9 million net repayment on our revolving credit facility, $5.3 million in cash used to repurchase shares and $5.5 million in dividends paid. Financing activities in the first three months of 2019 used cash of $1.6 million, primarily from $2.0 million in cash used to repurchase shares, $5.4 million in dividends paid, funded by a $10.3 million in net proceeds from our revolving credit facility.
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
The Term Loan Facility amortizes on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan Facility in each of years one through three, 5.00% of such original principal amount in year four, and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity.
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

We were in compliance with all covenants of the Revolving Credit Facility as of March 31, 2020.
The borrowing availability at March 31, 2020 under the Revolving Credit Facility was $387.4 million, representing the full $400.0 million of availability less $12.6 million reserved for outstanding letters of credit. We have $149.1 million of outstanding borrowings on our Term Loan Facility.
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

The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further requires us to apply the net cash proceeds of certain asset sales not invested in acquisitions, assets, property or capital expenditures or used to repay or otherwise reduce specified indebtedness within a specified period, in the event of the net proceeds exceeding a specified amount, to offer to repurchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest. This requirement applies to the net cash proceeds received in the divestiture of Fairbanks Morse and could require us to make such an offer to repurchase the Senior Notes in the second quarter of 2021 to the extent we do not sufficiently invest in acquisitions, assets, property or capital expenditures or repay or otherwise reduce specified indebtedness by then.

Share Repurchase Program. In October 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the three months ended March 31, 2020, we repurchased 0.1 million shares for $5.3 million. In light of the COVID-19 pandemic, we suspended share repurchases under the program during March 2020. The remaining amount of authorized purchases in the program at March 31, 2020 was $29.7 million. The program will expire in October 2020.

Critical Accounting Policies and Estimates
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2019, for a discussion of our critical accounting policies and estimates.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities at 19 sites. At 17 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 17 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. Our costs at 14 of the 19 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
As of March 31, 2020 and December 31, 2019, we had accrued liabilities aggregating $20.5 million and $36.0 million, respectively, for estimated future expenditures relating to environmental contingencies. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities. In addition, based on our prior ownership of Crucible, we may have additional contingent liabilities in one or more significant environmental matters, which are included in the 19 sites referred to above. Except with respect to specific Crucible environmental matters for which we have accrued a portion of the liability set forth above, we are unable to estimate a reasonably possible range of loss related to these contingent liabilities. See Note 16 to the Consolidated Financial Statements for additional information regarding our environmental contingencies and see the section titled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. In September 2017, EPA hired a third-party allocator to develop an allocation of costs among a large number of the parties identified by EPA as having potential responsibility, including the Company. On June 30, 2018, Occidental Chemical Corporation sued over 120 parties, parties, including the Company, in the United States District Court for New Jersey seeking recovery of response costs under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.8 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.7 million remaining accrual at March 31, 2020. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Another such matter involves the Onondaga Lake Superfund Site (the “Onondaga Site”) located near Syracuse, New York. Crucible operated a steel mill facility adjacent to Onondaga Lake from 1911 to 1983 that was alleged by government agencies to have contributed to the need for environmental response actions at the Onondaga Lake Superfund Site ("the Onondaga Site"). Honeywell International Inc. (“Honeywell”), which has undertaken certain remediation activities at the Onondaga Site under the supervision of NYSDEC and the EPA, asserted claims against EnPro Holdings related to investigation and remediation at the Onondaga Site. After continued discussions with Honeywell, an agreement was reached to settle Honeywell's claim for $10.0 million in exchange for a full release of any and all claims based on Crucible's alleged contamination of Onondaga Lake. The settlement was finalized on January 24, 2020 and payment of the full settlement amount of $10.0 million was made on February 14, 2020. We have no remaining liabilities related to the Onondaga Site.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of March 31, 2020 is $1.9 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
In light of the settlement of the County lawsuit, and installation and operation of additional remediation systems, for the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million. The balance in the reserve as of March 31, 2020 is $4.3 million. Beyond this reserve, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
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
Changes in the carrying amount of the product warranty liability for the three months ended March 31, 2020 and 2019 are as follows:

	2020	2019
	(in millions)
Balance at beginning of year	$10.1	$9.4
Net charges to expense	0.7	0.4
Settlements made	(1.3)	(1.1)
Balance at end of period	$9.5	$8.7
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have briefed their legal positions and court hearings concluded in late 2019. A court ruling is expected late in the second quarter of 2020.
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
As of March 31, 2020, approximately $5.5 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $5.5 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $5.5 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that all $5.5 million will be collected in 2020.
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
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $5.5 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes . The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor

Subsidiaries”).  The Guarantor Subsidiaries at March 31, 2020 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.

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
The reported amounts of income from discontinued operations, net of income taxes; net cash provided by operating activities of discontinued operations; net cash used in investing activities of discontinued operations; as well as assets and liabilities held for sale as reflected in the following summarized consolidating financial information relate solely to Fairbanks Morse which is the discontinued operation reported in the consolidated financial statements included in this report. Fairbanks Morse was a guarantor of the Senior Notes. Upon the sale of Fairbanks Morse on January 21, 2020, Fairbanks Morse ceased to be a guarantor of the Senior Notes. In addition, on January 31, 2020, we completed the sale of EnPro Learning Systems, LLC, which was a guarantor of the Senior Notes. On that date, EnPro Learning Systems, LLC ceased to be a guarantor of the Senior Notes. The net sales, gross profit, income, assets, liabilities, and cash flows of EnPro Learning Systems, LLC at and for the year ended December 31, 2019 and its net sales, gross profit, income, and cash flows for the three months ended March 31, 2020 prior to its sale were insignificant.
The following tables present summarized consolidating financial information for (i) EnPro Industries, Inc. (the "Parent") and the Guarantor Subsidiaries on a combined basis after intercompany eliminations, (ii) the Non-Guarantor Subsidiaries on a combined basis and (iii) the eliminations necessary to arrive at our consolidated results. Because each of Fairbanks Morse and EnPro Learning Systems, LLC were guarantors of the Senior Notes at and during the year ended December 31, 2019, they are included as Guarantor Subsidiaries in the following tables presenting information at and for the year ended December 31, 2019. However, because each of Fairbanks Morse and EnPro Learning Systems, LLC ceased to be guarantors of the Senior Notes as a result of their respective sale completed during the three months ended March 31, 2020, they are included as Non-Guarantor Subsidiaries in the following tables presenting information at and for the three months ended March 31, 2020. The consolidating financial information reflects our investments in subsidiaries using the equity method of accounting. These tables are not intended to present our results of operations, cash flows or financial condition for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting, including requirements under the Indenture. Eliminations include adjustments to remove the investment in and equity in earnings from the Non-Guarantor Subsidiaries from the Parent and Guarantor Subsidiaries column to present the summarized consolidating information in accordance with the Indenture.
The summarized consolidating results of operations for the three months ended March 31, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$178.4	$138.3	$(34.0)	$282.7
Gross profit	49.4	45.9	—	95.3
Income from continuing operations attributable to EnPro Industries, Inc.	0.5	9.6	—	10.1
Income from discontinued operations, net of taxes	209.4	(0.8)	—	208.6
Equity in earnings of subsidiaries, net of tax	8.8	—	(8.8)	—
Net income	$218.7	$8.8	$(8.8)	$218.7
Comprehensive income attributable to EnPro Industries, Inc.	$196.2	$(25.6)	$25.6	$196.2

The summarized consolidating statements of cash flows for three months ended March 31, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(25.7)	$26.0	$—	$0.3
Net cash provided by investing activities of continuing operations	428.1	6.0	—	434.1
Net cash provided by (used in) financing activities of continuing operations	(147.9)	1.4	—	(146.5)
Net cash used in operating activities of discontinued operations	—	(6.2)	—	(6.2)
Effect of exchange rate changes on cash and cash equivalents	—	(11.9)	—	(11.9)
Net increase in cash and cash equivalents	254.5	15.3	—	269.8
Cash and cash equivalents at beginning of period	0.9	120.3	—	121.2
Cash and cash equivalents at end of period	$255.4	$135.6	$—	$391.0

The summarized consolidating balance sheets at March 31, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets held and used	$495.4	$319.6	$(33.3)	$781.7
Non-current assets	698.4	562.9	(1.4)	1,259.9
Investment in Non-Guarantor Subsidiaries	668.3	—	(668.3)	—
Total assets	$1,862.1	$882.5	$(703.0)	$2,041.6
LIABILITIES AND EQUITY
Current liabilities held and used	$193.3	$121.3	$(33.3)	$281.3
Non-current liabilities	567.9	92.9	(1.4)	659.4
Total liabilities	761.2	214.2	(34.7)	940.7
Redeemable non-controlling interest	29.0	—	—	29.0
Shareholders’ equity	1,071.9	668.3	(668.3)	1,071.9
Total liabilities and equity	$1,862.1	$882.5	$(703.0)	$2,041.6

The table above reflects $24.6 million of current intercompany receivables and $1.4 million of non-current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $8.7 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.
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

Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures
Reconciliation of Adjusted Income from Continuing Operations Attributable to EnPro Industries, Inc.

We believe that it would be helpful to the readers of the financial statements to understand the impact of certain selected items on our reported income from continuing operations attributable to EnPro Industries, Inc. and diluted earnings per share attributable to EnPro Industries, Inc. continuing operations, including items that may recur from time to time. The items adjusted for in this schedule are those that are excluded by management in budgeting or projecting for performance in future periods, as they typically relate to events specific to the period in which they occur. This presentation is intended to permit readers to better compare the Company to other diversified industrial manufacturing companies that do not incur the sporadic impact of restructuring activities, costs associated with previously disposed of businesses, or other selected items. We acknowledge that there are many items that impact a company's reported results and this list is not intended to present all items that may have impacted these results.
A reconciliation of income from continuing operations attributable to EnPro Industries, Inc. to adjusted income from continuing operations attributable to EnPro Industries, Inc. for the three months ended March 31, 2020 and 2019 is as follows:

	2020				2019
(Stated in millions, except per share data)	$	Average common shares outstanding, diluted (millions)	Per share		$	Average common shares outstanding, diluted (millions)	Per share
Income from continuing operations attributable to EnPro Industries, Inc.	$10.1	20.6	$0.49		$7.8	20.9	$0.37
Income from redeemable non-controlling interest, net of taxes	(0.1)				—
Income tax expense	(7.7)				(2.8)
Income from continuing operations before income taxes	17.9				10.6
Adjustments
Restructuring and impairment costs	1.4				1.3
Environmental reserve adjustments and other costs associated with previously disposed businesses	0.4				0.9
Net gain on sale of businesses	(1.1)				—
Acquisition and divestiture expenses	0.9				0.5
Pension expense (income) (non-service cost)	(0.7)				0.6
Non-controlling interest compensation allocation[2]	0.5				—
Other	0.1				—
Adjusted income from continuing operations before income taxes	19.4				13.9
Adjusted income tax expense [3]	(6.4)				(4.6)
Income from redeemable non-controlling interest, net of taxes	(0.1)				—
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$12.9	20.6	$0.62	[1]	$9.3	20.9	$0.45	[1]

1 Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

2 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of LeanTeq that is subject to reduction for certain types of employment terminations of the LeanTeq sellers and is directly related to the terms of the acquisition of LeanTeq. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.

3 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 33.0% for continuing operations. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

The environmental reserve adjustments and other costs associated with previously disposed businesses, net gain on sale of business, and pension expense (settlement and other non-service cost) are included as part of other expense. The non-controlling interest compensation allocation, acquisition and divestiture expenses, and other costs are included in selling, general, and administrative and other operating expenses. Restructuring and impairment costs are included as part of other operating expense and cost of sales.
Reconciliation of Segment Profit to Adjusted Segment EBITDA

	Three Months Ended March 31, 2020
	Sealing Products	Engineered Products	Total Segments
Segment profit	$25.7	$3.4	$29.1
Adjustments
Acquisition and divestiture expenses	0.9	—	0.9
Non-controlling interest compensation allocations [1]	0.5	—	0.5
Restructuring and impairment costs	0.2	1.2	1.4
Depreciation and amortization expense	14.0	3.2	17.2
Adjusted segment EBITDA	$41.3	$7.8	$49.1
Adjusted segment EBITDA margin	19.1%	11.5%	17.4%

1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of LeanTeq that is subject to reduction for certain types of employment terminations of the LeanTeq sellers and is directly related to the terms of the acquisition of LeanTeq. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.

	Three Months Ended March 31, 2019
	Sealing Products	Engineered Products	Total Segments
Segment profit	$20.8	$6.2	$27.0
Adjustments
Acquisition and divestiture expenses	0.2	0.3	0.5
Restructuring and impairment costs	0.7	0.3	1.0
Depreciation and amortization expense	12.0	3.6	15.6
Adjusted segment EBITDA	$33.7	$10.4	$44.1
Adjusted segment EBITDA margin	15.0%	13.1%	14.6%

For a reconciliation of segment profit to income from continuing operations, please refer to "—Results of Operations."

Reconciliation of Net Income Attributable to EnPro Industries, Inc. to Adjusted EBITDA

	Three Months Ended March 31,
	2020	2019
Net income attributable to EnPro Industries, Inc.	$218.7	$13.1
Adjustments to arrive at earnings before interest, income taxes, depreciation, and amortization (EBITDA)
Income from discontinued operations, net of taxes	(208.6)	(5.3)
Income from redeemable non-controlling interest, net of taxes	0.1	—
Interest expense, net	4.0	4.5
Income tax expense	7.7	2.8
Depreciation and amortization expense	17.2	15.6
EBITDA	39.1	30.7
Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (adjusted EBITDA)
Restructuring and impairment costs	1.4	1.3
Environmental reserve adjustments and other costs associated with previously disposed businesses	0.4	0.9
Net gain on sale of businesses	(1.1)	—
Acquisition and divestiture expenses	0.9	0.5
Pension expense (income) (non-service cost)	(0.7)	0.6
Non-controlling interest compensation allocations [1]	0.5	—
Other	0.1	—
Adjusted EBITDA	$40.6	$34.0

1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of LeanTeq that is subject to reduction for certain types of employment terminations of the LeanTeq sellers and is directly related to the terms of the acquisition of LeanTeq. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the indenture governing the Senior Notes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2019.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $4.4 million and $5.2 million at March 31, 2020 and December 31, 2019, respectively.
In September 2018, we entered into cross-currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-

rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The swap agreement matures on September 15, 2022.
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
Commodity Risk
We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials such as steel, engineered plastics, copper and polymers, are subject to price fluctuations (including increases due to new or increased tariffs), which could have a negative impact on our results. The impacts from the COVID-19 pandemic may further increase the risk of price fluctuations or the availability of necessary raw materials. We strive to pass along commodity price increases to customers to avoid profit margin erosion and utilize lean initiatives to further mitigate the impact of commodity raw material price fluctuations as we achieve improved efficiencies. We do not hedge commodity risk with any market risk sensitive instruments.

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

Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that due to a material weakness in our internal control over financial reporting which existed at December 31, 2019 and which has not yet remediated, our disclosure controls and procedures continued to not be effective as of March 31, 2020.

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

As reported in Item 9A of our annual report on Form 10-K for the year ended December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on our assessment, we concluded as of December 31, 2019, there was a material weakness in the Company’s internal control over financial reporting with respect to the design and maintenance of controls over the accounting for income taxes. Specifically, we did not design and maintain effective controls to (1) sufficiently review and validate information received from foreign subsidiaries in their quarterly tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (2) sufficiently review the completeness and accuracy of input data used in calculation of a new annual federal tax which became effective in 2018 under the Tax Act and certain recurring tax credits. These deficiencies resulted in a revision to our December 31, 2018 annual financial statements related to items affecting the provision for income tax expense and related accounts reported for the year ended December 31, 2018, which had the effect of understating income tax expense for the year by approximately $5.0 million. Additionally, these deficiencies could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated statements that would not be prevented or detected. We therefore concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the criteria in Internal Control-Integrated Framework (2013 version) issued by Committee of Sponsoring Organizations of the Treadway Commission.

Remediation Plan

Since the material weakness was identified, we have undertaken, under the oversight of the Audit Committee of our Board of Directors, a plan to strengthen our internal control over financial reporting and undertaken stems to remediate these deficiencies, including:

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

Although we have made substantial progress toward the remediation of the identified deficiencies, all measures necessary to fully remediate the material weakness were not in place at March 31, 2020. We will continue to implement our remediation plan and to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above under the caption “Remediation Plan,” there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
COVID-19 will adversely affect our business and results of operations.
The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. We expect that the global emergence of COVID-19 will negatively impact our business and financial results in 2020 and possibly in future years depending on the length of the pandemic and its economic repercussions. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, such as oil and gas and automotive, are having and will continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Certain of our businesses are experiencing reduced levels compared to prior-year levels. Because of uncertainties with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
In addition, our facilities and the facilities of our customers and suppliers may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, and we may be unable to purchase necessary materials from vendors, due to shutdowns, shelter-in-place orders, import restrictions or other preventative measures that may be requested or mandated by governmental authorities. Certain of our facilities have been required to temporarily close in light of governmental orders restricting business activities, and we temporarily closed certain facilities to facilitate disinfection procedures and the implementation of social distancing protocols, as well as in response to employee absences driven by COVID-19 concerns. Although most of our operations have been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. The operations of all of our facilities have been affected in terms of employee protection measures, including social distancing and personal protection equipment measures. These measures will continue to affect the efficiency of our operations for the foreseeable future.
In 2019, approximately 48% of our revenues were generated outside the United States. We operate businesses with manufacturing facilities around the world. Accordingly, to the extent that general economic conditions in the United States may improve over time as concerns with further outbreak of COVID-19 in the United States may lessen, our results of operations may continue to be adversely affected in other areas of the world that may continue to experience COVID-19 outbreaks and that remain subject to governmental restrictions affecting business activities that impact the demand for our products and services or prevent us from resuming full operations in those jurisdictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2020.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	—		—		—		$35,000,000	(1)
February 1 - February 29, 2020	7,495	(1)	$53.96	(1)	7,495	(1)	$34,595,597	(1)
March 1 - March 31, 2020	110,782	(1)(2)	$44.88	(1)(2)	109,476	(1)	$29,674,397	(1)
Total	118,277	(1)(2)	$45.45	(1)(2)	116,971	(1)	$29,674,397	(1)

(1)
On October 31, 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 31, 2018. Pursuant to this authorization, we purchased 7,495 shares at an average purchase price of $53.96 per share during February 2020 and 109,476 shares at an average purchase price of $44.95 per share during March 2020 (with $29,674,397 remaining authority at quarter end).

(2)
In March 2020, a total of 1,306 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 169 were valued at a price of $32.58, the closing trading price of our common stock on March 18, 2020, and 1,137 of these shares were valued at a price of $39.58 per share, the closing trading price of our common stock on March 31, 2020. Accordingly, the total 1,306 shares were valued at a weighted average price of $38.67. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

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

† Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of May, 2020.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller