Form 10-Q
period 2020-06-30
ENPRO INDUSTRIES, INC
filed 2020-08-04
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, there were 20,518,965 shares of common stock of the registrant outstanding, which does not include 183,418 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1. Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2020 and 2019
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$247.0	$317.2	$529.7	$620.2
Cost of sales	164.5	208.7	351.9	412.2
Gross profit	82.5	108.5	177.8	208.0
Operating expenses:
Selling, general and administrative	68.2	76.8	141.4	158.3
Other	12.5	1.0	14.1	2.4
Total operating expenses	80.7	77.8	155.5	160.7
Operating income	1.8	30.7	22.3	47.3
Interest expense	(3.9)	(4.5)	(8.6)	(9.7)
Interest income	0.4	0.3	1.1	1.0
Other income (expense)	0.3	(1.2)	1.7	(2.7)
Income (loss) from continuing operations before income taxes	(1.4)	25.3	16.5	35.9
Income tax expense	(1.8)	(8.7)	(9.5)	(11.5)
Income (loss) from continuing operations	(3.2)	16.6	7.0	24.4
Less: income attributable to redeemable non-controlling interest, net of tax	0.1	—	0.2	—
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	(3.3)	16.6	6.8	24.4
Income (loss) from discontinued operations, net of tax	(3.2)	7.3	205.4	12.6
Net income (loss) attributable to EnPro Industries, Inc.	$(6.5)	$23.9	$212.2	$37.0
Comprehensive income	$16.9	$21.3	$214.1	$41.2
Less: comprehensive income attributable to redeemable non-controlling interest	0.7	—	1.7	—
Comprehensive income attributable to EnPro Industries, Inc.	$16.2	$21.3	$212.4	$41.2

Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(0.16)	$0.81	$0.33	$1.18
Discontinued operations	(0.15)	0.35	9.99	0.61
Net income (loss) per share	$(0.31)	$1.16	$10.32	$1.79
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(0.16)	$0.80	$0.33	$1.17
Discontinued operations	(0.15)	0.35	9.98	0.61
Net income (loss) per share	$(0.31)	$1.15	$10.31	$1.78

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2020 and 2019
(in millions)

	2020	2019
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income attributable to EnPro Industries, Inc.	$212.2	$37.0
Adjustments to reconcile net income attributable to EnPro Industries, Inc. to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(205.4)	(12.6)
Depreciation	15.0	14.8
Amortization	19.4	17.0
Deferred income taxes	(1.6)	0.8
Stock-based compensation	2.8	3.3
Other non-cash adjustments	11.7	1.6
Change in assets and liabilities, net of effects of acquisition and divestitures of businesses:
Accounts receivable, net	2.7	(13.8)
Inventories	(1.5)	(7.8)
Accounts payable	(13.7)	(10.9)
Other current assets and liabilities	(10.9)	(0.1)
Other non-current assets and liabilities	2.7	4.3
Net cash provided by operating activities of continuing operations	33.4	33.6
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(8.9)	(10.0)
Proceeds from sale of businesses	444.9	—
Other	(2.4)	(1.5)
Net cash provided by (used in) investing activities of continuing operations	433.6	(11.5)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	24.9	217.7
Repayments of debt	(160.3)	(253.5)
Repurchase of common stock	(5.3)	(14.6)
Dividends paid	(10.8)	(10.6)
Other	(1.3)	(3.4)
Net cash used in financing activities of continuing operations	(152.8)	(64.4)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(6.2)	44.4
Investing cash flows	—	(7.0)
Net cash provided by (used in) discontinued operations	(6.2)	37.4
Effect of exchange rate changes on cash and cash equivalents	(4.9)	(0.4)
Net increase (decrease) in cash and cash equivalents	303.1	(5.3)
Cash and cash equivalents at beginning of period	121.2	129.6
Cash and cash equivalents at end of period	$424.3	$124.3
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$8.4	$9.9
Income taxes, net	$11.2	$(0.9)
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.8	$0.6
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$424.3	$121.2
Accounts receivable, net	157.3	160.8
Inventories	153.0	157.1
Prepaid expenses and other current assets	53.7	56.3
Current assets held for sale	0.9	254.1
Total current assets	789.2	749.5
Property, plant and equipment, net	206.4	218.8
Goodwill	489.4	485.3
Other intangible assets, net	442.7	466.9
Other assets	127.7	114.6
Total assets	$2,055.4	$2,035.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3.9	$4.1
Accounts payable	66.8	82.7
Accrued expenses	117.4	123.8
Income tax payable	73.1	13.5
Current liabilities held for sale	0.2	89.5
Total current liabilities	261.4	313.6
Long-term debt	490.3	625.2
Deferred taxes and non-current income taxes payable	87.7	74.6
Other liabilities	102.1	106.8
Total liabilities	941.5	1,120.2
Commitments and contingencies
Redeemable non-controlling interest	29.7	28.0
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,699,915 shares in 2020 and 20,785,346 shares in 2019	0.2	0.2
Additional paid-in capital	287.8	292.1
Retained earnings	833.6	632.2
Accumulated other comprehensive loss	(36.2)	(36.4)
Common stock held in treasury, at cost – 184,458 shares in 2020 and 186,516 shares in 2019	(1.2)	(1.2)
Total shareholders’ equity	1,084.2	886.9
Total liabilities and equity	$2,055.4	$2,035.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Overview, Basis of Presentation and Recently Issued Authoritative Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in the design, development, manufacture, and marketing of proprietary engineered industrial products, applying material science expertise largely across the portfolio. Our industrial products primarily include: sealing products; heavy-duty truck wheel-end component systems; self-lubricating non-rolling bearing products; precision engineered components and lubrication systems for reciprocating compressors; hoses and fittings for the hygienic process industries; bellows and bellow assemblies; pedestals for semiconductor manufacturing; and PTFE products. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment.
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
In the second quarter of 2020 we moved the oil and gas component of our Garlock Pipeline Technologies ("GPT") business from the Sealing Products segment to the Engineered Products segment. This move allowed us to group our two oil and gas businesses, GPT and Compressor Products International, together so that they can be managed as one business unit. This change is reflected in all periods presented in Note 13, "Business Segment Information". The change also involved the transfer of $5.8 million of goodwill from the Sealing Products Segment to the Engineered Products segment which is reflected in all periods presented in Note 8, "Goodwill and Other Intangible Assets". As a result of the move of the oil and gas component of the GPT business, an interim goodwill impairment test was performed in the second quarter of 2020 for all reporting units and we determined that the carrying amount of our goodwill was not impaired either before or after the move.
This interim goodwill impairment assessment was conducted in the context of information that was reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business. The fair value of our Technetics Group reporting unit within the Sealing Products segment, which is allocated $243.7 million of goodwill as of June 30, 2020, exceeded its carrying value by an estimated 5% as of the interim testing date. The fair values of all of our other reporting units exceeded their carrying values by at least 20%. However, because of uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with specificity the extent and duration of any future impact on our business and financial results from COVID-19. In addition, although most of our operations have been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Accordingly, if the impact is more severe or longer in duration than we have projected, such impact could potentially result in impairments of assets in future periods. We will conduct our annual goodwill impairment assessment again on October 1, 2020, unless facts and circumstances arise prior to then that would trigger another interim assessment.

All intercompany accounts and transactions between our consolidated operations have been eliminated.

Our acquisition of all of the equity securities of LeanTeq Co, Ltd. and its affiliate LeanTeq LLC (collectively "LeanTeq") in 2019 resulted in rollover equity from two of LeanTeq sellers (the “Sellers”) who were executives of the acquired entity. This rollover equity gives the Sellers approximately a 10% ownership share (the "Rollover Equity") of Lunar Investment LLC, our subsidiary that purchased LeanTeq. We have the right to buy, and the non-controlling interest holders have the right to sell, the Rollover Equity within 90 days following the third anniversary of the closing of the acquisition of LeanTeq. We have accounted for this transaction as a redeemable non-controlling interest which is recorded in the mezzanine section on our accompanying consolidated balance sheets, located between liabilities and equity. Earnings associated with the redeemable non-controlling interest are reflected as income attributable to redeemable non-controlling interest, net of tax in the accompanying consolidated statements of operations.

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

We applied a current expected credit loss model ("CECL") to our trade receivables. Given the nature of our trade receivables, a complex system to develop forward-looking models was not deemed necessary. Since our receivables are short-term, reasonable and supportable forecasted information was not readily available and our application of CECL relied on historical information and existing economic conditions. We will continue to monitor the collectability of our receivables as well as apply any supportable forecast information as it becomes available to make adjustments to our estimated reserve.

We applied our CECL model to our trade receivables at January 1, 2020 using a modified retrospective transition approach. Upon adoption, we recorded a $0.1 million increase to our allowance for credit losses with a corresponding decrease to retained earnings.

Changes in our allowance for doubtful accounts for the six months ended June 30, 2020 were as follows:

(in millions)
Balance at December 31, 2019	$3.7
Adoption of new accounting standard	0.1
Charge to expense	0.9
Write-off of receivables	(0.8)
Other	(0.1)
Balance at June 30, 2020	$3.8

Additionally, in January 2020, we adopted a standard to simplify annual and interim goodwill impairment testing for public business entities. Under the standard, we will perform our annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Upon adoption, there was no impairment of goodwill recorded and this standard is applied following adoption on a prospective basis for all annual and interim goodwill impairment assessments.

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
2. Discontinued Operations

During the fourth quarter of 2019, we entered into an agreement to sell the Fairbanks Morse division, which comprised our entire Power Systems segment. The sale of Fairbanks Morse closed on January 21, 2020 to an affiliate of funds managed by private equity firm Arcline Investment Management for a sales price of $450.0 million. The preliminary pre-tax gain on the disposition of Fairbanks Morse was $274.3 million ($206.5 million, net of tax). We have reported, for all periods presented, the financial condition, results of operations, and cash flows of Fairbanks Morse as discontinued operations in the accompanying financial statements.

Tax expense of $67.8 million on discontinued operations was recorded for the six months ended June 30, 2020. This is an increase in tax expense of $3.2 million in the quarter ended June 30, 2020, which was primarily due to a reduction in the foreign tax credit benefit because of a decrease in tax on the global intangible low-taxed income (“GILTI”) tax. The GILTI decrease was driven by the reduction in projected calendar 2020 pre-tax income in foreign jurisdictions in the second quarter.

For the quarters and six months ended June 30, 2020 and 2019, the results of operations from Fairbanks Morse, prior to sale on January 21, 2020, were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Net sales	$—	$70.5	$7.6	$128.4
Cost of sales	—	53.9	7.6	98.2
Gross profit	—	16.6	—	30.2
Operating expenses:
Selling, general, and administrative expenses	—	7.0	1.5	13.3
Other	—	—	(0.1)	—
Total operating expenses	—	7.0	1.4	13.3
Income (loss) from discontinued operations before income tax	—	9.6	(1.4)	16.9
Income tax benefit (expense)	—	(2.3)	0.3	(4.3)
Income (loss) from discontinued operations, net of taxes	—	7.3	(1.1)	12.6
Gain (loss) from sale of discontinued operations, net of taxes	(3.2)	—	206.5	—
Income (loss) from discontinued operations, net of taxes	$(3.2)	$7.3	$205.4	$12.6
The major classes of assets and liabilities for Fairbanks Morse as of December 31, 2019 are shown below:

(in millions)
Assets:
Accounts receivable	$107.8
Inventories	60.2
Property, plant, and equipment	63.0
Goodwill	11.8
Other assets	11.3
Total assets of discontinued operations	$254.1

Liabilities:
Accounts payable	$36.9
Accrued expenses	48.2
Other liabilities	4.4
Total liabilities of discontinued operations	$89.5
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

The following pro forma condensed consolidated financial results of operations for the quarter and six months ended June 30, 2019 are presented as if the acquisitions had been completed prior to 2019:

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Pro forma net sales	$327.7	$642.5
Pro forma income from continuing operations	$15.3	$22.0
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
We received $0.1 million in the first quarter of 2020 as a result of a final working capital adjustment that related to our LeanTeq acquisition.
Since the completion of the acquisition of Taiwan based LeanTeq in September 2019, we commenced an analysis regarding whether we would permanently retain LeanTeq’s earnings in Taiwan or repatriate them to the United States. During the second quarter of 2020 we finalized our analysis and determined that, given the significance of the incremental tax cash cost to EnPro of repatriating LeanTeq earnings to the United States, we will retain any earnings generated by LeanTeq in Taiwan as long as there was a significant incremental tax cash cost of repatriating amounts to the United States.
As a result of the decision to retain earnings in Taiwan, the income tax rate utilized in establishing deferred tax liabilities in the acquisition date balance sheet of LeanTeq was increased from 20% to 23.6%, reflecting a local tax of approximately 3.6% on undistributed earnings. The increase in the income tax rate results in an increase in goodwill and deferred tax liabilities in the acquisition date balance sheet of $7.2 million. which has been reflected in the balance sheet at June 30, 2020. The decision on our retention of LeanTeq’s earnings in Taiwan was our final required purchase accounting determination. Management has concluded that the purchase accounting for the LeanTeq acquisition is now finalized.
4. Restructuring and Impairment
In the second quarter of 2020, we announced a restructuring plan to exit our STEMCO Brake Products business involving the exit of manufacturing operations related to our Motor Wheel® brake drum and Crewson® brake adjuster brands and the sale of our Lunar® air disc brake product line and related manufacturing facility in Shanghai, China. Additionally, we had a number of smaller restructuring activities at several of our other divisions.
For the quarter and six months ended June 30, 2020, respectively, we recorded $17.5 million and $18.9 million of restructuring and impairment charges. Of these charges, $5.0 million and $4.9 million, respectively, are recorded as cost of sales on our consolidated income statements as they pertain to impairments of inventory, and $12.5 million and $14.0 million, respectively, are recorded in other operating expense on our consolidated income statements for other restructuring and impairment charges.
The exit from our Motor Wheel® brake drum and Crewson® brake adjuster brands resulted in restructuring and impairment charges of $11.1 million in the second quarter of 2020, of which $3.6 million was related to inventory impairment charges, $3.5 million was impairment of intangible assets, and $4.0 million related to severance, contract cancellation costs, and other expenses. Contract cancellation costs, severance and other expenses will result in future cash out flows and are anticipated to be incurred commencing in the third quarter of 2020 and through the fourth quarter of 2020.

In the second quarter of 2020, we entered into an agreement to sell the Lunar® air disc brake business. As a result of this agreement, we recorded the business as held for sale and incurred $2.1 million in impairment charges, of which $1.6 million related to impairment of long-lived assets and $0.5 million related to impairment of inventory. The sale is expected to take place in the third quarter of 2020.
For the quarter and six months ended June 30, 2019, respectively, we recorded $1.0 million and $2.3 million of restructuring and impairment charges. These charges are recorded in other expense on our consolidated income statement.
5. Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete in the interim periods. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Due to the geographical mix of earnings, our annual effective tax rate fluctuates based on the portion of our profits earned in each jurisdiction as well as our projected level of permanent differences and our projected level of pretax income.

The effective tax rates for the quarters ended June 30, 2020 and 2019 were (123.5)% and 34.0%, respectively. The high effective tax rate for the three months ended June 30, 2020 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with minimum tax on certain non-U.S. earnings, disproportionately higher pre-tax income in higher foreign tax jurisdictions and current year increase in valuation allowance against certain net operating losses.

The effective tax rates for the six months ended June 30, 2020 and 2019 were 57.3% and 32.0%, respectively. The effective tax rate for the six months ended June 30, 2020 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with the minimum tax on certain non-U.S. earnings, current year increase of valuation allowance against certain net operating losses, and higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2019 reflects the minimum tax on certain non-U.S. earnings, higher tax rates in most foreign jurisdictions and adjustments to state net operating losses.

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

6. Earnings Per Share

	Quarters Ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$(3.3)	$16.6	$6.8	$24.4
Income (loss) from discontinued operations, net of taxes	(3.2)	7.3	205.4	12.6
Net income (loss) attributable to EnPro Industries, Inc.	$(6.5)	$23.9	$212.2	$37.0
Denominator:
Weighted-average shares – basic	20.5	20.7	20.6	20.7
Share-based awards	—	0.1	—	0.1
Weighted-average shares – diluted	20.5	20.8	20.6	20.8
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(0.16)	$0.81	$0.33	$1.18
Discontinued operations	(0.15)	0.35	9.99	0.61
Net income (loss) per share	$(0.31)	$1.16	$10.32	$1.79
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(0.16)	$0.80	$0.33	$1.17
Discontinued operations	(0.15)	0.35	9.98	0.61
Net income (loss) per share	$(0.31)	$1.15	$10.31	$1.78

7. Inventories

	June 30, 2020	December 31, 2019
	(in millions)
Finished products	$74.5	$80.6
Work in process	24.9	23.7
Raw materials and supplies	56.9	56.1
	156.3	160.4
Reserve to reduce certain inventories to LIFO basis	(3.3)	(3.3)
Total inventories	$153.0	$157.1
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
8. Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2020, are as follows:

	Sealing Products	Engineered Products	Total
	(in millions)
Goodwill as of December 31, 2019	$468.6	$16.7	$485.3
Acquisition of business	7.1	—	7.1
Foreign currency translation	(2.9)	(0.1)	(3.0)
Goodwill as of June30, 2020	$472.8	$16.6	$489.4

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of June 30, 2020 and December 31, 2019.
Identifiable intangible assets are as follows:

	As of June 30, 2020		As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$466.3	$176.0	$470.1	$166.2
Existing technology	113.1	51.7	117.5	50.8
Trademarks	39.5	26.4	39.4	24.1
Other	33.2	24.3	33.6	24.0
	652.1	278.4	660.6	265.1
Indefinite-Lived:
Trademarks	69.0	—	71.4	—
Total	$721.1	$278.4	$732.0	$265.1
Amortization for the quarters and six months ended June 30, 2020 and 2019 were $8.9 million, $7.2 million, $17.9 million and $14.0 million, respectively.

9. Accrued Expenses

	June 30, 2020	December 31, 2019
	(in millions)
Salaries, wages and employee benefits	$46.8	$43.7
Interest	4.7	5.1
Environmental	12.1	25.2
Warranty	4.0	4.1
Taxes other than income taxes	12.7	9.1
Operating lease liabilities	9.2	9.3
Other	27.9	27.3
	$117.4	$123.8
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
Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of June 30, 2020.
The borrowing availability under the Revolving Credit Facility at June 30, 2020 was $387.4 million after giving consideration to $12.6 million of outstanding letters of credit. We have $148.1 million outstanding on our Term Loan Facility borrowings. The Credit Agreement requires us to apply the net cash proceeds of certain asset sales and involuntary dispositions that are not invested in operating assets (other than current assets) within 365 days after receipt, in the event the aggregate net proceeds in any fiscal year equal or exceed $5.0 million, to prepay loans outstanding under the Credit Agreement and establish cash collateral equal to the amount of any outstanding letters of credit issued under the Credit Agreement. This requirement applies to the net cash proceeds received in the divestiture of Fairbanks Morse and could require us to prepay in the first quarter of 2021 amounts then outstanding under the Facilities, including the Term Loan Facility, and provide cash collateral for outstanding letters of credit issued under the Credit Agreement, to the extent we do not sufficiently invest in such operating assets by then. In such event, the Credit Agreement would permit continued borrowing under the Revolving Credit Agreement after the prepayment of such amounts, though no further borrowing would be available under the Term Loan Facility.
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

The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends, and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further requires us to apply the net cash proceeds of certain asset sales not invested in acquisitions, assets, property or capital expenditures or used to repay or otherwise reduce specified indebtedness (including prepayment of borrowings under the Term Loan Facility) within a specified period, in the event of the net proceeds exceeding a specified amount, to offer to repurchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest. This requirement applies to the net cash proceeds received in the divestiture of Fairbanks Morse and could require us to make such an offer to repurchase the Senior Notes in the second quarter of 2021 to the extent we do not sufficiently invest in acquisitions, assets, property or capital expenditures or repay or otherwise reduce specified indebtedness by then.

11. Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the six months ended June 30, 2020 and 2019, are as follows:

	Quarters Ended June 30,				Six months ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost	$1.2	$1.2	$—	$—	$2.2	$2.3	$—	$0.1
Interest cost	2.6	3.1	0.1	0.1	5.4	6.1	0.1	0.1
Expected return on plan assets	(4.8)	(4.0)	—	—	(9.5)	(8.0)	—	—
Amortization of prior service cost	—	0.1	—	—	—	0.1	—	—
Amortization of net loss (gain)	1.3	1.7	—	—	2.6	3.3	(1.1)	—
Curtailment loss	—	—	—	—	0.3	—	—	—
Net periodic benefit cost	$0.3	$2.1	$0.1	$0.1	$1.0	$3.8	$(1.0)	$0.2

No contributions were made in the six months ended June 30, 2020 to our U.S. defined benefit pension plans. We currently expect to make approximately $4.0 million in contributions to our U.S. defined benefit pension plans in the third quarter of 2020.

12. Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2020 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Permanent Shareholders' Equity	Redeemable Non-controlling Interest
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2019	20.6	$0.2	$292.1	$632.2	$(36.4)	$(1.2)	$886.9	$28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Net income	—	—	—	218.7	—	—	218.7	0.1
Other comprehensive income (loss)	—	—	—	—	(22.5)	—	(22.5)	0.9
Dividends ($0.26 per share)	—	—	—	(5.3)	—	—	(5.3)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	1.0	—	—	—	1.0	—
Other	—	—	(1.5)	—	—	—	(1.5)	—
Balance, March 31, 2020	20.5	0.2	286.3	845.5	(58.9)	(1.2)	1,071.9	29.0
Net income (loss)	—	—	—	(6.5)	—	—	(6.5)	0.1
Other comprehensive income	—	—	—	—	22.7	—	22.7	0.6
Dividends ($0.26 per share)	—	—	—	(5.4)	—	—	(5.4)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Balance, June 30, 2020	20.5	$0.2	$287.8	$833.6	$(36.2)	$(1.2)	$1,084.2	$29.7
Changes in shareholders' equity for the six months ended June 30, 2019 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2018	20.7	$0.2	$301.0	$603.3	$(45.5)	$(1.3)	$857.7
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—
Net income	—	—	—	13.1	—	—	13.1
Other comprehensive income	—	—	—	—	6.8	—	6.8
Dividends ($0.25 per share)	—	—	—	(5.3)	—	—	(5.3)
Share repurchases	—	—	(2.4)	—	—	—	(2.4)
Incentive plan activity	0.1	—	1.2	—	—	—	1.2
Balance, March 31, 2019	20.8	0.2	299.8	622.6	(50.2)	(1.3)	871.1
Net income	—	—	—	23.9	—	—	23.9
Other comprehensive loss	—	—	—	—	(2.6)	—	(2.6)
Dividends ($0.25 per share)	—	—	—	(5.2)	—	—	(5.2)
Share repurchases	(0.2)	—	(12.6)	—	—	—	(12.6)
Incentive plan activity	—	—	1.6	—	—	—	1.6
Balance, June 30, 2019	20.6	$0.2	$288.8	$641.3	$(52.8)	$(1.3)	$876.2

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position, debt covenants and other relevant matters. In accordance with this policy, total dividend payments of $10.8 million were made during the six months ended June 30, 2020.
In July 2020, our board of directors declared a dividend of $0.26 per share, payable on September 16, 2020 to all shareholders of record as of September 2, 2020.
In October 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2020 we repurchased 0.1 million shares for $5.3 million. In light of the COVID-19 pandemic, we suspended share repurchases under the program during March 2020. The remaining amount of authorized purchases in the program at June 30, 2020 was $29.7 million. The board of directors' authorization expires in October 2020.
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
13. Business Segment Information

We aggregate our operating businesses into two reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold or services provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.

Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, modular sealing systems for sealing pipeline penetrations and pipe casing isolators and end seals, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end and suspension. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment serviced is used to produce advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other applications.
Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, bolted flange and welded joint isolation for pipelines, and precision engineered components and lubrication systems for reciprocating compressors.
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
Segment operating results and other financial data for the quarters and six months ended June 30, 2020 and 2019 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Sales
Sealing Products	$189.9	$231.3	$399.6	$448.5
Engineered Products	58.6	87.3	133.7	174.7
	248.5	318.6	533.3	623.2
Intersegment sales	(1.5)	(1.4)	(3.6)	(3.0)
Net sales	$247.0	$317.2	$529.7	$620.2
Segment Profit (Loss)
Sealing Products	$11.0	$27.9	$36.5	$48.4
Engineered Products	(0.3)	11.6	3.3	18.1
Total segment profit	10.7	39.5	39.8	66.5
Corporate expenses	(7.1)	(7.8)	(15.6)	(17.4)
Interest expense, net	(3.5)	(4.2)	(7.5)	(8.7)
Other expense, net	(1.5)	(2.2)	(0.2)	(4.5)
Income (loss) from continuing operations before income taxes	$(1.4)	$25.3	$16.5	$35.9
Segment assets are as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Sealing Products	$1,288.4	$1,316.5
Engineered Products	252.1	259.4
Corporate	514.9	205.1
Discontinued operations	—	254.1
	$2,055.4	$2,035.1

Backlog

As of June 30, 2020, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $190.3 million. Approximately 96% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we did business for the quarters and six months ended June 30, 2020 and 2019:

	Quarter Ended June 30, 2020
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$12.5	$1.2	$13.7
Automotive	0.2	7.3	7.5
Chemical and material processing	12.8	11.6	24.4
Food and pharmaceutical	13.6	0.3	13.9
General industrial	36.6	18.7	55.3
Medium-duty/heavy-duty truck	54.1	—	54.1
Oil and gas	5.4	15.0	20.4
Power generation	11.1	4.4	15.5
Semiconductors	41.7	—	41.7
Other	0.5	—	0.5
Total third party sales	$188.5	$58.5	$247.0

	Quarter Ended June 30, 2019
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$14.8	$3.0	$17.8
Automotive	0.5	22.5	23.0
Chemical and material processing	13.2	13.0	26.2
Food and pharmaceutical	9.5	0.1	9.6
General industrial	43.1	24.4	67.5
Medium-duty/heavy-duty truck	97.8	0.1	97.9
Oil and gas	7.7	19.4	27.1
Power generation	12.7	2.3	15.0
Semiconductors	27.0	—	27.0
Other	3.9	2.2	6.1
Total third party sales	$230.2	$87.0	$317.2

	Six Months Ended June 30, 2020
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$25.0	$3.5	$28.5
Automotive	0.4	27.8	28.2
Chemical and material processing	25.7	21.7	47.4
Food and pharmaceutical	24.8	0.8	25.6
General industrial	82.6	38.1	120.7
Medium-duty/heavy-duty truck	122.9	0.1	123.0
Oil and gas	13.5	32.3	45.8
Power generation	21.0	8.8	29.8
Semiconductors	78.2	—	78.2
Other	2.4	0.1	2.5
Total third party sales	$396.5	$133.2	$529.7

	Six Months Ended June 30, 2019
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$26.9	$5.7	$32.6
Automotive	1.5	45.8	47.3
Chemical and material processing	28.6	25.2	53.8
Food and pharmaceutical	19.2	0.3	19.5
General industrial	85.9	50.7	136.6
Medium-duty/heavy-duty truck	187.0	0.4	187.4
Oil and gas	15.7	37.0	52.7
Power generation	23.3	4.7	28.0
Semiconductors	52.5	—	52.5
Other	6.1	3.7	9.8
Total third party sales	$446.7	$173.5	$620.2
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
We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At June 30, 2020, the combined fair values of the Original Swap and the Additional Swap were recorded as a $23.7 million asset within other assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.
15. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2020	December 31, 2019
	(in millions)
Assets
Time deposits	$30.1	$22.9
Foreign currency derivatives	23.7	12.3
Deferred compensation assets	10.3	10.9
	$64.1	$46.1
Liabilities
Deferred compensation liabilities	$10.5	$11.3
Foreign currency derivatives	—	0.6
	$10.5	$11.9
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$494.2	$496.5	$629.3	$658.0
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

16. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(13.2)	$(45.7)	$(58.9)
Other comprehensive income before reclassifications	22.4	—	22.4
Amounts reclassified from accumulated other comprehensive loss	—	0.9	0.9
Net current-period other comprehensive income	22.4	0.9	23.3
Less: other comprehensive income attributable to redeemable non-controlling interests	0.6	—	0.6
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	21.8	0.9	22.7
Ending balance	$8.6	$(44.8)	$(36.2)
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(4.8)	$(45.4)	$(50.2)
Other comprehensive loss before reclassifications	(4.0)	—	(4.0)
Amounts reclassified from accumulated other comprehensive loss	—	1.4	1.4
Net current-period other comprehensive income (loss)	(4.0)	1.4	(2.6)
Ending balance	$(8.8)	$(44.0)	$(52.8)

Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$9.8	$(46.2)	$(36.4)
Other comprehensive income before reclassifications	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive loss	—	1.4	1.4
Net current-period other comprehensive income	0.3	1.4	1.7
Less: other comprehensive income attributable to redeemable non-controlling interests	1.5	—	1.5
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(1.2)	1.4	0.2
Ending balance	$8.6	$(44.8)	$(36.2)
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(10.6)	$(34.9)	$(45.5)
Adoption of new accounting standard	—	(11.5)	(11.5)
Adjusted beginning balance	(10.6)	(46.4)	(57.0)
Other comprehensive income before reclassifications	1.8	—	1.8
Amounts reclassified from accumulated other comprehensive loss	—	2.4	2.4
Net current-period other comprehensive income	1.8	2.4	4.2
Ending balance	$(8.8)	$(44.0)	$(52.8)
Reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Pension and other postretirement plans adjustments:
Actuarial losses	$1.3	$1.7	$1.5	$3.3	(1)
Prior service costs	—	0.1	—	0.1	(1)
Curtailment	—	—	0.3	—	(1)
Total before tax	1.3	1.8	1.8	3.4	Income before income taxes
Tax benefit	(0.4)	(0.4)	(0.4)	(1.0)	Income tax expense
Net of tax	$0.9	$1.4	$1.4	$2.4	Net income
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations captions are other income (expense) and income (loss) from discontinued operations, net of taxes (See Note 11, “Pensions and Postretirement Benefits” for additional details).

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 20 sites. At 17 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 20 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site. Our costs at 14 of the 20 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2020 and December 31, 2019, we had accrued liabilities aggregating $19.0 million and $36.0 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.

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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 20 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings, Inc. subsidiary (which, including its corporate predecessors is referred to as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.8 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.7 million remaining accrual at June 30, 2020. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of June 30, 2020 is $1.1 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
In light of the settlement of the County lawsuit, and installation and operation of additional remediation systems, for the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million. The balance in the reserve as of June 30, 2020 is $4.1 million. Beyond this reserve, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
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
Changes in the product warranty liability for the six months ended June 30, 2020 and 2019 are as follows:

	2020	2019
	(in millions)
Balance at beginning of year	$10.1	$9.4
Net charges to expense	1.0	2.2
Settlements made	(2.3)	(2.4)
Balance at end of period	$8.8	$9.2
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted

the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have briefed their legal positions and court hearings concluded in late 2019. A court ruling is expected late in the third quarter of 2020.
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
As of June 30, 2020, approximately $5.5 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $5.5 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $5.5 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that at least $1.2 million will be collected in the second half of 2020.
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

18. Subsequent Events
On June 18, 2020, we communicated our intent to exit the bushing block business of the Engineered Products segment headquartered in Dieuze, France (the “Bushing Block business”). Subsequent to June 30, 2020 and continuing through the filing date, negotiations are being held with the Works Councils representing approximately 88 employees employed at the Dieuze facility regarding the level of severance benefits and other matters, and we have offered severance and benefits of approximately 5.4 million EUR. The timing of the exit from the Bushing Block business and the release of employees is dependent upon customer requirement discussions, which are ongoing. Restructuring charges are anticipated to include contract termination and other costs, in addition to the severance and benefits to be provided to affected employees, which may exceed the amount offered. In light of these and other uncertainties, we are not yet able to estimate the total amount or range of amounts expected to be incurred in connection with exiting the Bushing Block business and no portion of the restructuring charges related to this action have been accrued as of June 30, 2020.
As required by applicable French law, we are required to pursue a sale of the Bushing Block business prior to the closure of that business. Accordingly, we are concurrently marketing the Bushing Block business for sale, which we expect would require a cash payment by us. We cannot assure you that any such sale could occur on terms more favorable to the Company than exiting the operations of the Bushing Block business.
On August 3, 2020 we announced that we entered into a definitive agreement to sell the Air Springs portion of our heavy-duty trucking business for $32.0 million in cash and a long-term promissory note with a face value of $7.5 million that will be stated at fair value. We expect the pretax gain or loss to be at approximately breakeven. The purchase price is subject to adjustment based on the amount of cash and working capital on the closing date. The sale is expected to close in the third quarter of 2020 and is subject to antitrust approvals and typical closing conditions.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2019, and included in Part II, Item 1A, "Risk Factors" of this quarterly report on Form 10-Q, which include:

•impacts from the coronavirus (or COVID-19) pandemic and governmental responses to limit the further spread of COVID-19, including impacts on our company’s operations, and the operations and businesses of our customers and vendors, including whether our operations and those of our customers and vendors will continue to be treated as “essential” operations under government orders restricting business activities or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time;

•uncertainty with respect to the duration and severity of these impacts from the COVID-19 pandemic, including impacts on the general economy and the markets served by our customers;
•general economic conditions in the markets served by our businesses and the businesses of our customers, some of which are cyclical and experience periodic downturns;
•prices and availability of raw materials, including as a result of the COVID-19 pandemic;
•the impact of fluctuations in currency exchange rates;
•unanticipated delays or problems in introducing new products;
•the incurrence of contractual penalties for the late delivery of long lead-time products;
•announcements by competitors of new products, services or technological innovations;
•changes in our pricing policies or the pricing policies of our competitors; and
•the amount of any payments required to satisfy contingent liabilities, including those related to discontinued operations of our predecessors, including liabilities for certain products, environmental matters, employee benefit obligations and other matters.
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
Non-GAAP Financial Information

In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted net income attributable to EnPro Industries, Inc., adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations, adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and segment adjusted EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "—Reconciliations of Non-GAAP Financial Measures to Comparable GAAP Measures"

We believe non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, the non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 49 primary manufacturing facilities located in 13 countries, including the United States.
We manage our business as two segments: a Sealing Products segment and an Engineered Products segment.
Our Sealing Products segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, modular sealing systems for sealing pipeline penetrations and pipe casing isolators and end seals, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, hole forming products, manhole infiltration sealing systems, bellows and bellows assemblies, pedestals for semiconductor manufacturing, PTFE products, and heavy-duty commercial vehicle parts used in the wheel-end and suspension. These products are used in a variety of industries, including chemical and petrochemical processing, petroleum extraction and refining, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult. In addition to these products, we also provide cleaning and refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. The equipment serviced is used to produce advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other applications.
Our Engineered Products segment includes operations that design, manufacture and sell self-lubricating, non-rolling, metal-polymer, solid polymer and filament wound bearing products, aluminum blocks for hydraulic applications, bolted flange and welded joint isolation for pipelines, and precision engineered components and lubrication systems for reciprocating compressors. These products are used in a wide range of applications, including the automotive, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
In the second quarter of 2020 we moved the oil and gas component of our Garlock Pipeline Technologies ("GPT") business from the Sealing Products segment to the Engineered Products segment. This move allowed us to group our two oil and gas businesses, GPT and Compressor Products International, together so that they can be managed as one business unit. This change is reflected in all periods presented in Note 13, "Business Segment Information". The change also involved the transfer of $5.8 million of goodwill from the Sealing Products Segment to the Engineered Products segment which is reflected in all periods presented in Note 8, "Goodwill and Other Intangible Assets". As a result of the move of a portion of the GPT business, an interim goodwill impairment test was performed in the second quarter of 2020 for all reporting units and we determined that the carrying amount of our goodwill was not impaired either before or after the move.
This interim goodwill impairment assessment was conducted in the context of information that was reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business. The fair value of our Technetics Group reporting unit within the Sealing Products segment, which is allocated $243.7 million of goodwill as of June 30, 2020, exceeded its carrying value by an estimated 5% as of the interim testing date. The fair values of all of our other reporting units exceeded their carrying values by at least 20%. In estimating the fair values of our reporting units, we applied the same discounted cash flow and market valuation approaches and relative weighting described in our From 10-K for the year ended December 31, 2019. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and a discount rate of 10.5%. The discount rate we use is based on our weighted average cost of capital. For sensitivity purposes, a 100-basis-point increase in the discount rate would result in the carrying value of our Technetics Group reporting unit at June 30, 2020 exceeding its fair value by 2%. Conversely, a 100-basis-point decrease in the discount rate would result in the fair value of this reporting unit exceeding its carrying value at June 30, 2020 by 14%.
Due to uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with specificity the extent and duration of any future impact on our business and financial results from COVID-19. In addition, although most of our operations have been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Accordingly, if the impact is more severe or longer in duration than we have projected, such impact could potentially result in impairments of assets and in future periods. We will conduct our annual goodwill impairment assessment again on October 1, 2020, unless facts and circumstances arise prior to then that would trigger another interim assessment.
In the second quarter of 2020, we announced our plans to exit of the remaining portion of STEMCO's Brake Products business. This plan includes exiting the manufacturing of our Motor Wheel® and Crewson® brake adjuster brands as well as reaching an agreement to sell the Lunar® air disc brake product line and manufacturing facility, which is expected to close by the end of the third quarter.
The exit from our Motor Wheel® brake drum and Crewson® brake adjuster brands resulted in restructuring and impairment charges of $11.1 million in the second quarter of 2020, of which $3.6 million was related to inventory impairment charges, $3.5 million was impairment of intangible assets, and $4.0 million related to severance, contract cancellation costs, and other expenses. Contract cancellation costs, severance and other expenses will result in future cash out flows and are anticipated to be incurred commencing in the third quarter of 2020 and through the fourth quarter of 2020.
As a result of entering an agreement to sell the Lunar® air disc brake product line, we recorded the business as held for sale and incurred $2.1 million in impairment charges, of which $1.6 million related to impairment of long-lived assets and $0.5 million related to impairment of inventory.

Aside from the inventory impairment charges, which were recorded as cost of sales on our consolidated income statements as they pertain to impairments of inventory, the restructuring charges were recorded in other operating expense on our consolidated income statement.
On June 18, 2020, we communicated our intent to exit the bushing block business of the Engineered Products segment headquartered in Dieuze, France (the “Bushing Block business”). Subsequent to June 30, 2020 and continuing through the filing date, negotiations are being held with the Works Councils representing approximately 88 employees employed at the Dieuze facility regarding the level of severance benefits and other matters, and we have offered severance and benefits of approximately 5.4 million EUR. The timing of the exit from the Bushing Block business and the release of employees is dependent upon customer requirement discussions, which are ongoing. Restructuring charges are anticipated to include contract termination and other costs, in addition to the severance and benefits to be provided to affected employees, which may exceed the amount offered. In light of these and other uncertainties, we are not yet able to estimate the total amount or range of amounts expected to be incurred in connection with exiting the Bushing Block business and no portion of the restructuring charges related to this action have been accrued as of June 30, 2020.
As required by applicable French law, we are required to pursue a sale of the Bushing Block business prior to the closure of that business. Accordingly, we are concurrently marketing the Bushing Block business for sale, which we expect would require a cash payment by us. We cannot assure you that any such sale could occur on terms more favorable to the Company than exiting the operations of the Bushing Block business.
On August 3, 2020 we announced that we entered into a definitive agreement to sell the Air Springs portion of our heavy-duty trucking business for $32.0 million in cash and a long-term promissory note with a face value of $7.5 million that will be stated at fair value. We expect the pretax gain or loss to be at approximately breakeven. The purchase price is subject to adjustment based on the amount of cash and working capital on the closing date. The sale is expected to close in the third quarter of 2020 and is subject to antitrust approvals and typical closing conditions.
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC, an affiliate of Arcline Investment Management, LP, pursuant to which we agreed to transfer all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC, to Arcline FM Holdings and to cause one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate purchase price of $450 million. This divestiture transaction was completed on January 21, 2020. Simultaneous with the closing of the divestiture transaction and to facilitate the continued operation of the business conducted by Fairbanks Morse during a transition period, our direct subsidiary, EnPro Holdings, and Arcline FM Holdings entered into a transition services agreement pursuant to which EnPro Holdings provided specified administrative services, including payroll services and ERP system support, to Arcline FM Holdings for periods of up to six months for specified service charges. As of July 31, 2020 these transition services have concluded.
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
With respect to business operations and the protection of our employees, we have taken numerous actions including:

•Suspension of all non-essential travel;
•Implementation of flexible work options, including a work from home option, for employees, where feasible;
•Expansion of information technology infrastructure to enable working remotely and holding virtual meetings;
•Restrictions on visitors to EnPro facilities;
•Training of employees in enhanced cleaning and disinfecting protocols and providing supplemental personal protective equipment at each of our facilities;
•Safe operating procedures such as temperature scanning and the use of masks;
•Establishing social distancing protocols in our manufacturing sites;
•Implementation of quarantining policies and practices with respect to any infected employee;
•Creation of a dedicated communications platform and internal website to address questions from employees and provide frequent updates;
•Development of a virtual sales platform; and,
•Continued planning around potential escalation of the pandemic, including planning around employee testing and contact tracing.
Although most of our businesses are granted "essential" business status under local government safety orders around the world, we have had to temporarily close several of our facilities. All of our primary manufacturing facilities have already re-opened and have not experienced significant supply chain disruptions. Additionally, each of our businesses has developed continuity and contingency plans, based on various scenarios in preparation for potential operational disruptions, to permit us to adjust production levels to demand. We cannot predict if and when further closures or production changes may arise as a result of implications related to the COVID-19 pandemic.
To help protect the strength of our financial position, we have implemented several measures including:

•Aggressive cost management initiatives;
•Discretionary spending reductions;
•Capital expenditure prioritization;
•Headcount optimization plans, as needed;
•Increased working capital monitoring to ensure timely accounts receivable collections and inventory level optimization; and,
•Suspension of our share repurchase program.
Outlook
Financial highlights for the quarters and six months ended June 30, 2020 and 2019 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Net sales	$247.0	$317.2	$529.7	$620.2
Segment profit	$10.7	$39.5	$39.8	$66.5
Income (loss) from continuing operations attributable to EnPro Industries, Inc	$(3.3)	$16.6	$6.8	$24.4
Net income (loss) attributable to EnPro Industries, Inc.	$(6.5)	$23.9	$212.2	$37.0
Diluted earnings (loss) per share from continuing operations attributable to EnPro Industries, Inc.	$(0.16)	$0.80	$0.33	$1.17
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$11.2	$19.4	$24.0	$28.7
Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations [1]	$0.54	$0.93	$1.17	$1.38
Adjusted EBITDA [1]	$37.5	$49.3	$78.1	$83.4
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures at the end of this section.

During the six months ended June 30, 2020, our end markets saw varied demand changes as a result of the economic impacts of the COVID-19 pandemic. Growth in the semiconductor and food and pharmaceutical markets, including the contribution from the businesses acquired in 2019, was more than offset by weakness in the heavy-duty truck, general industrial, automotive, aerospace, oil and gas, and petrochemical markets.
Our segment profit decreased year over year primarily driven by restructuring actions taken within our Stemco heavy-duty truck brake products business and weakness in sales due to the challenging conditions of COVID-19. These challenging conditions have continued to date and most of our businesses continue to experience reduced order levels compared to prior-year levels. We typically experience softer demand in the third quarter due to seasonal patterns and, specific to this year, we are expecting longer lead time orders to also affect third quarter results. We anticipate a modest sequential improvement in the fourth quarter.
The net proceeds from the divestiture of Fairbanks Morse on January 21, 2020 have allowed us to deleverage our balance sheet. We believe our cash balance of $424 million at June 30, 2020 and the availability of $387 million for future borrowings on our Revolving Credit Facility will provide us with ample liquidity to endure a weak economic environment for an extended period. We remain committed to maintaining a strong balance sheet, focusing on aftermarket exposure and recurring revenue opportunities, and leveraging the EnPro Operating System for continuous improvement and increased value.
While the merger and acquisition environment has slowed as a result of the COVID-19 pandemic, in connection with our growth strategy, we will continue to evaluate making additional acquisitions to take advantage of opportunities that arise as markets stabilize. While we have completed or announced all the portfolio shaping divestiture and exits contemplated in our 2020 plans, we will consider making additional divestitures over time, and under the right circumstances, to further our long-term strategic goals of refocusing our portfolio on businesses with compelling margins, leading technology, high cash flow return on investment, and favorable secular tailwinds.

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Sales
Sealing Products	$189.9	$231.3	$399.6	$448.5
Engineered Products	58.6	87.3	133.7	174.7
	248.5	318.6	533.3	623.2
Intersegment sales	(1.5)	(1.4)	(3.6)	(3.0)
Net sales	$247.0	$317.2	$529.7	$620.2
Segment Profit
Sealing Products	$11.0	$27.9	$36.5	$48.4
Engineered Products	(0.3)	11.6	3.3	18.1
Total segment profit	10.7	39.5	39.8	66.5
Corporate expenses	(7.1)	(7.8)	(15.6)	(17.4)
Interest expense, net	(3.5)	(4.2)	(7.5)	(8.7)
Other expense, net	(1.5)	(2.2)	(0.2)	(4.5)
Income (loss) from continuing operations before income taxes	$(1.4)	$25.3	$16.5	$35.9

Segment adjusted EBITDA[1]
Sealing Products	$41.5	$42.4	$82.4	$75.0
Engineered Products	4.9	15.7	13.2	27.2
Total segment adjusted EBITDA	$46.4	$58.1	$95.6	$102.2
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
Other expense, net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the quarters and six months ended June 30, 2020 and 2019 with the exception of $12.5 million, $1.0 million, $14.0 million, and $2.3 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarter and six months ended June 30, 2020 and 2019 also includes $1.8 million, $1.0 million ,$1.8 million, and $1.7 million of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Second Quarter of 2020 Compared to the Second Quarter of 2019

Sales of $247.0 million in the second quarter of 2020 decreased 22.1% from $317.2 million in the second quarter of 2019. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Second Quarter 2020 vs. Second Quarter 2019
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	2.3%	(0.8)%	(23.6)%	(22.1)%
Sealing Products	3.1%	(0.8)%	(20.2)%	(17.9)%
Engineered Products	—%	(1.2)%	(31.7)%	(32.9)%

Following are the key effects of acquisitions and divestitures on sales for the second quarter of 2020 compared to the same period in 2019:

•Acquisition of The Aseptic Group in July 2019
•Acquisition of LeanTeq in September 2019
•Divestiture of the brake products business unit located in Rome, Georgia in September 2019

Following is a discussion of operating results for each segment during the second quarter of 2020:

Sealing Products. Sales of $189.9 million in the second quarter of 2020 reflect a 17.9% decrease compared to the $231.3 million reported in the same period of 2019. Excluding the unfavorable foreign exchange translation ($1.9 million) and the net impact of acquisitions and divestitures ($5.5 million), sales were down 20.2% or $45.1 million. This decline was due to decreased demand in the heavy-duty truck, general industrial, aerospace, and oil and gas markets, despite growth in food and pharmaceutical and semiconductor markets.

Segment profit of $11.0 million in the second quarter of 2020 was a decrease of 60.6% from $27.9 million reported in the same period of 2019. Operating margins for the segment decreased from 12.1% in the second quarter of 2019 to 5.8% in the second quarter of 2020. Excluding a year-over-year increase in restructuring and impairment costs ($15.1 million), a year-over-year decrease in acquisition-related costs ($0.8 million), unfavorable foreign exchange translation ($0.8 million), and removing the favorable effect of acquisitions and divestitures ($5.4 million), segment profit decreased $7.2 million, or 22.3% compared to the prior year. The decrease in segment profit was driven by the aforementioned decrease in sales ($20.6 million), partially offset by selling general and administrative savings as a result of reduced travel and cost savings initiatives ($7.4 million), improved product mix ($1.9 million), reduced material costs ($1.8 million), reduced warranty charges ($1.6 million), and reduced incentive compensation ($0.8 million).

Engineered Products. Sales in the second quarter of 2020 decreased 32.9% to $58.6 million from $87.3 million reported in the same period of 2019. Excluding the impact of unfavorable foreign exchange translation ($1.0 million), sales were down 31.7% or $27.7 million primarily due to weakness in the automotive, general industrial, oil and gas, and petrochemical markets.

Segment loss in the second quarter of 2020 was $0.3 million compared to profit of $11.6 million in the same period of 2019, an decrease of $11.9 million, or 102.6%. Operating margins for the segment were (0.5)%, which was down from 13.3% in the second quarter of 2019. Excluding the impact of reduced acquisition expenses ($0.2 million) and increased restructuring and impairment costs of ($1.4 million), segment profit decreased $10.7 million, or 88.8%, driven mainly by reduced sales ($19.9 million), partially offset by manufacturing efficiencies due to reduced headcount and restructuring activities ($4.8 million), reduced selling general and administrative costs due to less travel and cost saving restructuring activities ($4.0 million), and an improved product mix ($0.5 million).

Corporate expenses for the second quarter of 2020 decreased $0.7 million as compared to the same period in 2019. The decrease was driven primarily by decreased incentive compensation costs ($2.1 million) and reduced travel ($0.6 million), partially offset by increased information technology and professional service fees ($1.7 million).

Interest expense, net in the second quarter of 2020 decreased by $0.7 million as compared to the same period of 2019, primarily due lower average outstanding balance on our revolving credit facility.

Other expense, net in the second quarter of 2020 decreased by $0.7 million as compared to the same period of 2019, due to a $1.5 million decrease in pension (non-service) costs, offset by a $0.8 million increase in miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters, including COVID-19 responses, such as deep cleaning and additional personal protection equipment.

The effective tax rates for the second quarter of June 30, 2020 and 2019 were (123.5)% and 34.0%, respectively. The high effective tax rate for the three months ended June 30, 2020 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with minimum tax on certain non-U.S. earnings, disproportionately higher pre-tax income in higher foreign tax jurisdictions and current year increase in valuation allowance against certain net operating losses.

Net loss was $6.5 million, or $(0.31) per share, in the second quarter of 2020 compared to net income of $23.9 million, or $1.15 per share, in the same period of 2019. Earnings per share is expressed on a diluted basis.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Sales of $529.7 million in the first six months of 2020 decreased 14.6% from $620.2 million in the first six months of 2019. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	1.8%	(0.9)%	(15.5)%	(14.6)%
Sealing Products	2.4%	(0.7)%	(12.6)%	(10.9)%
Engineered Products	—%	(1.5)%	(22.0)%	(23.5)%

Following are the key effects of acquisitions and divestitures on sales for the six months of 2020 compared to the same period in 2019:

•Acquisition of The Aseptic Group in July 2019
•Acquisition of LeanTeq in September 2019
•Divestiture of the brake products business unit located in Rome, Georgia in September 2019
Following is a discussion of operating results for each segment during the first six months of 2020:

Sealing Products. Sales of $399.6 million in the first six months of 2020 reflect a 10.9% decrease compared to the $448.5 million reported in the same period of 2019. Excluding the unfavorable foreign exchange translation ($3.2 million), the impact of acquisitions ($23.8 million) from 2020 results and the sales from businesses that have since been divested ($14.9 million) from 2019 results, sales were down 12.6% or $54.8 million. This decline was due to decreased demand in the heavy-duty truck, general industrial, aerospace, and power generation markets, despite growth in food and pharmaceutical and semiconductor markets.

Segment profit of $36.5 million in the first six months of 2020 decreased 24.6% from $48.4 million reported in the same period of 2019. Operating margins for the segment decreased from 10.8% in the first six months of 2019 to 9.1% in the first six months of 2020. Excluding a year-over-year increase in restructuring and impairment costs ($15.0 million), unfavorable foreign exchange translation ($1.2 million),a year-over-year decrease in acquisition and divestiture-related costs ($0.2 million), and a net favorable year-over-year impact of acquisitions and divestitures ($7.0 million), segment profit decreased $2.9 million, or 5.7% compared to the prior year. The decrease in segment profit was driven by lower sales ($26.8 million), partially offset by reduced selling general and administration costs due to less travel and cost saving activities ($11.2 million), material cost savings ($3.2 million), increased pricing ($2.9 million), lower incentive compensation ($1.6 million), improved product mix ($1.5 million), reduced warranty expenses ($1.3 million), transactional foreign exchange impacts ($1.2 million), and reduced legal charges ($0.5 million).

Engineered Products. Sales in the first six months of 2020 decreased 23.5% to $133.7 million from $174.7 million reported in the same period of 2019. Excluding the impact of unfavorable foreign exchange translation ($2.5 million), sales were down 22.0% or $38.4 million, primarily due to weakness in the automotive, general industrial, oil and gas, and petrochemical markets.

Segment profit in the first six months of 2020 was $3.3 million compared to $18.1 million in the same period of 2019, a decrease of $14.8 million, or 81.8%. Operating margins for the segment were 2.5%, which was down from 10.4% in the first six months of 2019. Excluding the impact of unfavorable foreign exchange translation ($0.1 million), decreased acquisition and divestiture-related expenses ($0.5 million), and increased restructuring and impairment charges ($2.0 million), segment profit decreased $13.2 million, or 67.2%, driven mainly by decreased sales volume ($26.5 million) and an unfavorable product mix ($1.1 million), partially offset by lower selling, general, and administrative costs due to cost saving initiatives and lower travel ($7.0 million), improved manufacturing efficiencies driven by restructuring activities, ($6.1 million), and decreased incentive compensation costs ($1.1 million).

Corporate expenses for the first six months of 2020 decreased $1.8 million as compared to the same period in 2019. The decrease was driven primarily by lower incentive compensation costs ($3.5 million) and less travel ($0.5 million) partially offset by increased professional services fees ($2.0 million).

Interest expense, net in the first six months of 2020 decreased by $1.2 million as compared to the same period of 2019, primarily due lower average outstanding balance on our revolving credit facility.

Other expense, net in the first six months of 2020 improved by $4.3 million as compared to the same period of 2019, due mainly to a $1.1 million gain on sale of businesses in 2020, $0.5 million decrease in environmental and other costs from previously disposed of businesses, and a $2.8 million decrease in pension (non-service) costs.

The effective tax rates for the six months ended June 30, 2020 and 2019 were 57.3% and 32.0%, respectively. The effective tax rate for the six months ended June 30, 2020 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with the minimum tax on certain non-U.S. earnings, current year increase of valuation allowance against certain net operating losses, and higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2019 reflects the minimum tax on certain non-U.S. earnings, higher tax rates in most foreign jurisdictions and adjustments to state net operating losses.
Income from continuing operations attributable to EnPro Industries, Inc. was $6.8 million, or $0.33 per share, in the first six months of 2020 compared to income from continuing operations attributable to EnPro Industries, Inc. of $24.4 million, or $1.17 per share, in the same period of 2019. Earnings per share is expressed on a diluted basis.
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
As of June 30, 2020, we held $155.6 million of our $424.3 million cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to access funds without a significant incremental tax cost, including repayment of intercompany loans or distributions of previously taxed income.
Primarily as a result of the sale of Fairbanks Morse, as of June 30, 2020, we had a net current income tax payable totaling $44.9 million.
Because of the transition tax and tax on the global intangible low-taxed income provisions, undistributed earnings of our foreign subsidiaries totaling $267.3 million at June 30, 2020 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Cuts and Jobs Act ("Tax Act"), or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

Cash Flows
Operating activities provided $33.4 million of cash in the first six months of 2020 and $33.6 million of cash in the first six months of 2019. The year over year change was driven by decreased income from continuing operations in 2020 offset by decreased working capital requirements.
Investing activities provided $433.6 million of cash in the first six months of 2020 and used $11.5 million of cash during the first six months of 2019. The increase in cash provided was driven by $444.9 million in cash proceeds from the sale of businesses, primarily driven by the closing on the sale of Fairbanks Morse in January 2020.
Financing activities used $152.8 million of cash in the first six months of 2020, primarily from $133.9 million net repayment on our revolving credit facility, $5.3 million in cash used to repurchase shares and $10.8 million in dividends paid. Financing activities in the first six months of 2019 used cash of $64.4 million, primarily from $14.6 million in cash used to repurchase shares, $10.6 million in dividends paid, and $34.6 million in net payments on our revolving credit facility.
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
Borrowings under the Facilities are secured by a first-priority pledge of the following assets:

•100% of the capital stock of each domestic, consolidated subsidiary of the Company (other than unrestricted subsidiaries);
•65% of the capital stock of any first tier foreign subsidiary of the Company and its domestic, consolidated subsidiaries (other than unrestricted subsidiaries); and
•substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, certain owned real estate and related fixtures, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash) of the Company and its domestic, consolidated subsidiaries (other than unrestricted subsidiaries)
The Credit Agreement contains certain financial covenants and required financial ratios, including:
•a maximum consolidated total net leverage ratio of not more than 4.25 to 1.0 (with total debt, for the purposes of such ratio, to be net of up to $125 million of unrestricted cash of EnPro Industries, Inc. and its domestic, consolidated subsidiaries), which ratio will decrease to 4.0 to 1.0 for each fiscal quarter beginning with the fiscal quarter ending December 31, 2020 and, once so decrease, may be increased (up to three times) at the borrowers' option to not more than 4.5 to 1.0 for the for-quarter period following a significant acquisition; and
•a minimum consolidated interest coverage ratio of at least 2.5 to 1.0.
The Credit Agreement contains affirmative and negative covenants (subject, in each case, to customary exceptions and qualifications), including covenants that limit our ability to, among other things:
•grant liens on our assets;
•incur additional indebtedness (including guarantees and other contingent obligations);
•make certain investments (including loans and advances);
•merge or make other fundamental changes;
•sell or otherwise dispose of property or assets;
•pay dividends and other distributions and prepay certain indebtedness;
•make changes in the nature of our business;
•enter into transactions with our affiliates;
•enter into burdensome contracts; and
•modify or terminate documents related to certain indebtedness.

We were in compliance with all covenants of the Revolving Credit Facility as of June 30, 2020.

The borrowing availability at June 30, 2020 under the Revolving Credit Facility was $387.4 million, representing the full $400.0 million of availability less $12.6 million reserved for outstanding letters of credit. We have $148.1 million of outstanding borrowings on our Term Loan Facility. The Credit Agreement requires us to apply the net cash proceeds of certain asset sales and involuntary dispositions that are not invested in operating assets (other than current assets) within 365 days after receipt, in the event the aggregate net proceeds in any fiscal year equal or exceed $5.0 million, to prepay loans outstanding under the Credit Agreement and establish cash collateral equal to the amount of any outstanding letters of credit issued under the Credit Agreement. This requirement applies to the net cash proceeds received in the divestiture of Fairbanks Morse and could require us to prepay in the first quarter of 2021 amounts then outstanding under the Facilities, including the Term Loan Facility, and provide cash collateral for outstanding letters of credit issued under the Credit Agreement, to the extent we do not sufficiently invest in such operating assets by then. In such event, the Credit Agreement would permit continued borrowing under the Revolving Credit Agreement after the prepayment of such amounts, though no further borrowing would be available under the Term Loan Facility.

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

The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further requires us to apply the net cash proceeds of certain asset sales not invested in acquisitions, assets, property or capital expenditures or used to repay or otherwise reduce specified indebtedness (including prepayment of borrowings under the Term Loan Facility) within a specified period, in the event of the net proceeds exceeding a specified amount, to offer to repurchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest. This requirement applies to the net cash proceeds received in the divestiture of Fairbanks Morse and could require us to make such an offer to repurchase the Senior Notes in the second quarter of 2021 to the extent we do not sufficiently invest in acquisitions, assets, property or capital expenditures or repay or otherwise reduce specified indebtedness by then.

Share Repurchase Program. In October 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares. During the six months ended June 30, 2020, we repurchased 0.1 million shares for $5.3 million. In light of the COVID-19 pandemic, we suspended share repurchases under the program during March 2020. The remaining amount of authorized purchases in the program at June 30, 2020 was $29.7 million. The program will expire in October 2020.

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 20 sites. At 17 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 20 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at the other 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site. Our costs at 14 of the 20 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.

Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of June 30, 2020 and December 31, 2019, we had accrued liabilities aggregating $19.0 million and $36.0 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 20 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings, Inc. subsidiary (which, including its corporate predecessors is referred to as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.8 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.7 million remaining accrual at June 30, 2020. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.

Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
See the section below entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” for additional information.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of June 30, 2020 is $1.1 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
In light of the settlement of the County lawsuit, and installation and operation of additional remediation systems, for the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million. The balance in the reserve as of June 30, 2020 is $4.1 million. Beyond this reserve, we cannot estimate a reasonably possible range of loss from the remaining lawsuits or any potential additional legal actions at this time. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate a minimum loss or a reasonably possible range of loss related to this matter.
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
Changes in the product warranty liability for the six months ended June 30, 2020 and 2019 are as follows:

	2020	2019
	(in millions)
Balance at beginning of year	$10.1	$9.4
Net charges to expense	1.0	2.2
Settlements made	(2.3)	(2.4)
Balance at end of period	$8.8	$9.2
BorgWarner
A subsidiary of BorgWarner has asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify

BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. In the final report, the expert panel concluded that GGB France had a duty to notify BorgWarner regarding the change of source of raw material used in the bearings, but that the failure of the hydraulic control units was attributable to both the raw material supplier change and the insufficient design of the units by BorgWarner. The expert panel provided detail on a possible allocation of damages alleged to have been incurred by BorgWarner and its customer. Although the language of the report is not clear, the report appears to note a potential allocation of recoverable damages 65% to GGB and 35% to BorgWarner. It also indicates that, though it is for a court to ultimately determine, the aggregate damages to BorgWarner and its customer was in the range of 7.9 million EUR to 10.2 million EUR, with 1.8 million EUR to 2.1 million EUR of this range being for damages to BorgWarner and the remainder being for damages to its customer. The experts noted the lower end of the range as being more likely and noted a lack of sufficient evidence provided substantiating the customer's damages. Applying a 65% liability allocation to GGB to the total aggregate range yields a range of 5.1 million EUR to 6.6 million EUR. In the final report, the expert panel deferred to a court the determination of whether GGB France had breached its contractual obligations to BorgWarner. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties have briefed their legal positions and court hearings concluded in late 2019. A court ruling is expected late in the third quarter of 2020.
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
As of June 30, 2020, approximately $5.5 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-Garlock Coverage Block (the "Garlock Coverage Block") from solvent carriers with investment grade ratings, which we believe is available to cover GST asbestos claims payments and certain expense payments, including contributions to the Trust. We consider such amount of available insurance coverage under the Garlock Coverage Block to be of high quality because the insurance policies are written or guaranteed by U.S.-based carriers whose credit rating by S&P is investment grade (BBB-) or better, and whose AM Best rating is excellent (A-) or better. The remaining $5.5 million is available to pending and estimated future claims. There are specific agreements in place with carriers regarding the remaining available coverage. Based on those agreements and the terms of the policies in place and prior decisions concerning coverage, we believe that all of the $5.5 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. Assuming the insurers pay according to the agreements and policies, we anticipate that at least $1.2 million will be collected in 2020.
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
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes . The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at June 30, 2020 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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
The reported amounts of income from discontinued operations, net of income taxes; net cash provided by operating activities of discontinued operations; net cash used in investing activities of discontinued operations; as well as assets and liabilities held for sale as reflected in the following summarized consolidating financial information relate solely to Fairbanks Morse which is the discontinued operation reported in the consolidated financial statements included in this report. Fairbanks Morse was a guarantor of the Senior Notes. Upon the sale of Fairbanks Morse on January 21, 2020, Fairbanks Morse ceased to be a guarantor of the Senior Notes. In addition, on January 31, 2020, we completed the sale of EnPro Learning Systems, LLC, which was a guarantor of the Senior Notes. On that date, EnPro Learning Systems, LLC ceased to be a guarantor of the Senior Notes. The net sales, gross profit, income, assets, liabilities, and cash flows of EnPro Learning Systems, LLC at and for the year ended December 31, 2019 and its net sales, gross profit, income, and cash flows for the six months ended June 30, 2020 prior to its sale were insignificant.

The following tables present summarized consolidating financial information for (i) EnPro Industries, Inc. (the "Parent") and the Guarantor Subsidiaries on a combined basis after intercompany eliminations, (ii) the Non-Guarantor Subsidiaries on a combined basis and (iii) the eliminations necessary to arrive at our consolidated results. Because each of Fairbanks Morse and EnPro Learning Systems, LLC were guarantors of the Senior Notes at and during the year ended December 31, 2019, they are included as Guarantor Subsidiaries in the following tables presenting information at and for the year ended December 31, 2019. However, because each of Fairbanks Morse and EnPro Learning Systems, LLC ceased to be guarantors of the Senior Notes as a result of their respective sale completed during the six months ended June 30, 2020, they are included as Non-Guarantor Subsidiaries in the following tables presenting information at and for the six months ended June 30, 2020. The consolidating financial information reflects our investments in subsidiaries using the equity method of accounting. These tables are not intended to present our results of operations, cash flows or financial condition for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting, including requirements under the Indenture. Eliminations include adjustments to remove the investment in and equity in earnings from the Non-Guarantor Subsidiaries from the Parent and Guarantor Subsidiaries column to present the summarized consolidating information in accordance with the Indenture.
The summarized consolidating results of operations for the six months ended June 30, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$326.9	$263.5	$(60.7)	$529.7
Gross profit	86.2	91.6	—	177.8
Income from continuing operations attributable to EnPro Industries, Inc.	(15.7)	22.5	—	6.8
Income from discontinued operations, net of taxes	206.1	(0.7)	—	205.4
Equity in earnings of subsidiaries, net of tax	21.8	—	(21.8)	—
Net income	$212.2	$21.8	$(21.8)	$212.2
Comprehensive income attributable to EnPro Industries, Inc.	$212.4	$12.1	$(12.1)	$212.4

The summarized consolidating statements of cash flows for six months ended June 30, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$8.5	$24.9	$—	$33.4
Net cash provided by investing activities of continuing operations	429.7	3.9	—	433.6
Net cash provided by (used in) financing activities of continuing operations	(152.8)	—	—	(152.8)
Net cash used in operating activities of discontinued operations	—	(6.2)	—	(6.2)
Effect of exchange rate changes on cash and cash equivalents	—	(4.9)	—	(4.9)
Net increase in cash and cash equivalents	285.4	17.7	—	303.1
Cash and cash equivalents at beginning of period	0.9	120.3	—	121.2
Cash and cash equivalents at end of period	$286.3	$138.0	$—	$424.3
The summarized consolidating balance sheets at June 30, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets held and used	$478.2	$337.7	$(27.6)	$788.3
Current assets held for sale	—	0.9	—	$0.9
Non-current assets	683.3	582.9	—	1,266.2
Investment in Non-Guarantor Subsidiaries	705.9	—	(705.9)	—
Total assets	$1,867.4	$921.5	$(733.5)	$2,055.4
LIABILITIES AND EQUITY
Current liabilities held and used	$175.2	$113.6	$(27.6)	$261.2
Current liabilities held for sale	—	0.2	—	$0.2
Non-current liabilities	578.3	101.8	—	680.1
Total liabilities	753.5	215.6	(27.6)	941.5
Redeemable non-controlling interest	29.7	—	—	29.7
Shareholders’ equity	1,084.2	705.9	(705.9)	1,084.2
Total liabilities and equity	$1,867.4	$921.5	$(733.5)	$2,055.4
The table above reflects $21.7 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $5.9 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.
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
A reconciliation of income (loss) from continuing operations attributable to EnPro Industries, Inc. to adjusted income from continuing operations attributable to EnPro Industries, Inc. for the quarters and six months ended June, 2020 and 2019 is as follows:

	Quarters Ended June 30,
	2020				2019
(Stated in millions, except per share data)	$	Average common shares outstanding, diluted (millions)	Per share		$	Average common shares outstanding, diluted (millions)	Per share
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$(3.3)	20.5	$(0.16)		$16.6	20.8	$0.80
Income from redeemable non-controlling interest, net of taxes	(0.1)				—
Income tax expense	(1.8)				(8.7)
Income (loss) from continuing operations before income taxes	(1.4)				25.3
Adjustments
Restructuring and impairment costs	17.5				1.0
Environmental reserve adjustments and other costs associated with previously disposed businesses	0.3				0.2
Acquisition and divestiture expenses	0.5				1.5
Pension expense (income) (non-service cost)	(0.6)				0.9
Non-controlling interest compensation allocation[2]	0.5				—
Adjusted income from continuing operations before income taxes	16.8				28.9
Adjusted income tax expense [3]	(5.5)				(9.5)
Income from redeemable non-controlling interest, net of taxes	(0.1)				—
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$11.2	20.5	$0.54	1	$19.4	20.8	$0.93	1

	Six Months Ended June 30,
	2020				2019
(Stated in millions, except per share data)	$	Average common shares outstanding, diluted (millions)	Per share		$	Average common shares outstanding, diluted (millions)	Per share
Income from continuing operations attributable to EnPro Industries, Inc.	$6.8	20.6	$0.33		$24.4	20.8	$1.17
Income from redeemable non-controlling interest, net of taxes	(0.2)				—
Income tax expense	(9.5)				(11.5)
Income from continuing operations before income taxes	16.5				35.9
Adjustments
Restructuring and impairment costs	18.9				2.3
Environmental reserve adjustments and other costs associated with previously disposed businesses	0.7				1.2
Net gain on sale of businesses	(1.1)				—
Acquisition and divestiture expenses	1.3				2.0
Pension expense (income) (non-service cost)	(1.3)				1.5
Non-controlling interest compensation allocation[2]	1.1				—
Adjusted income from continuing operations before income taxes	36.1				42.9
Adjusted income tax expense [3]	(11.9)				(14.2)
Income from redeemable non-controlling interest, net of taxes	(0.2)				—
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$24.0	20.6	$1.17	1	$28.7	20.8	$1.38	1
1 Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

2 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of LeanTeq that is subject to reduction for certain types of employment terminations of the Sellers and is directly related to the terms of the acquisition of LeanTeq. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.

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

Reconciliation of Segment Profit to Adjusted Segment EBITDA

	Quarter Ended June 30, 2020
	Sealing Products	Engineered Products	Total Segments
Segment profit	$11.0	$(0.3)	$10.7
Adjustments
Acquisition and divestiture expenses	0.5	—	0.5
Non-controlling interest compensation allocations [1]	0.5	—	0.5
Restructuring and impairment costs	15.8	1.7	17.5
Depreciation and amortization expense	13.7	3.5	17.2
Adjusted segment EBITDA	$41.5	$4.9	$46.4
Adjusted segment EBITDA margin	21.9%	8.4%	18.8%

	Six Months Ended June 30, 2020
	Sealing Products	Engineered Products	Total Segments
Segment profit	$36.5	$3.3	$39.8
Adjustments
Acquisition and divestiture expenses	1.3	—	1.3
Non-controlling interest compensation allocations [1]	1.1	—	1.1
Restructuring and impairment costs	15.9	3.0	18.9
Depreciation and amortization expense	27.6	6.9	34.5
Adjusted segment EBITDA	$82.4	$13.2	$95.6
Adjusted segment EBITDA margin	20.6%	9.9%	18.0%
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of LeanTeq that is subject to reduction for certain types of employment terminations of the Sellers and is directly related to the terms of the acquisition of LeanTeq. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.

	Quarter Ended June 30, 2019
	Sealing Products	Engineered Products	Total Segments
Segment profit	$27.9	$11.6	$39.5
Adjustments
Acquisition and divestiture expenses	1.3	0.2	1.5
Restructuring and impairment costs	0.7	0.2	0.9
Depreciation and amortization expense	12.5	3.7	16.2
Adjusted segment EBITDA	$42.4	$15.7	$58.1
Adjusted segment EBITDA margin	18.3%	18.0%	18.3%

	Six Months Ended June 30, 2019
	Sealing Products	Engineered Products	Total Segments
Segment profit	$48.4	$18.1	$66.5
Adjustments
Acquisition and divestiture expenses	1.5	0.5	2.0
Restructuring and impairment costs	0.9	1.0	1.9
Depreciation and amortization expense	24.2	7.6	31.8
Adjusted segment EBITDA	$75.0	$27.2	$102.2
Adjusted segment EBITDA margin	16.7%	15.6%	16.5%

For a reconciliation of segment profit to income from continuing operations, please refer to "—Results of Operations."
Reconciliation of Net Income (Loss) Attributable to EnPro Industries, Inc. to Adjusted EBITDA

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to EnPro Industries, Inc.	$(6.5)	$23.9	$212.2	$37.0
Adjustments to arrive at earnings before interest, income taxes, depreciation, and amortization (EBITDA)
Loss (income) from discontinued operations, net of taxes	3.2	(7.3)	(205.4)	(12.6)
Income from redeemable non-controlling interest, net of taxes	0.1	—	0.2	—
Interest expense, net	3.5	4.2	7.5	8.7
Income tax expense	1.8	8.7	9.5	11.5
Depreciation and amortization expense	17.2	16.2	34.5	31.8
EBITDA	19.3	45.7	58.5	76.4
Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (adjusted EBITDA)
Restructuring and impairment costs	17.5	1.0	18.9	2.3
Environmental reserve adjustments and other costs associated with previously disposed businesses	0.3	0.2	0.7	1.2
Net gain on sale of businesses	—	—	(1.1)	—
Acquisition and divestiture expenses	0.5	1.5	1.3	2.0
Pension expense (income) (non-service cost)	(0.6)	0.9	(1.3)	1.5
Non-controlling interest compensation allocations [1]	0.5	—	1.1	—
Adjusted EBITDA	$37.5	$49.3	$78.1	$83.4
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of LeanTeq that is subject to reduction for certain types of employment terminations of the Sellers and is directly related to the terms of the acquisition of LeanTeq. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $5.3 million and $5.2 million at June 30, 2020 and December 31, 2019, respectively.
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

Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that due to a material weakness in our internal control over financial reporting which existed at December 31, 2019 and which has not yet remediated, our disclosure controls and procedures continued to not be effective as of June 30, 2020.

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

Remediation Plan

Since the material weakness was identified, we have undertaken, under the oversight of the Audit Committee of our Board of Directors, a plan to strengthen our internal control over financial reporting and undertaken steps to remediate these deficiencies, including:

•Enhancement of the Company’s quarterly tax package to require additional tax package preparer explanations, responses, representations, and formal documentation of local review and approval;
•Implementation of additional tax package data validation steps;
•Expansion of the Company’s key control regarding the review of quarterly tax packages to provide additional specific actions to be performed by corporate tax personnel in the review process, definition of specific content to be documented as part of the tax package review process and local formal concurrence to all significant corporate adjustments;
•Formal confirmation that special taxes and credits are based upon input factors that are reviewed and approved;
•Enhancement of the quarterly review of the Effective Tax Rate (“ETR”) for each significant country and the reasons for any significant deviations from statutory or prior year ETRs by appropriate personnel; and
•Addition of two new manager level tax positions that are focused on the determination of the Company’s quarterly and annual tax provisions and disclosures, including the design and execution of effective internal controls. The new members of the tax team have extensive ASC740 experience for multinational public companies.

Although we have made substantial progress toward the remediation of the identified deficiencies and have assessed that our internal controls surrounding the quarterly tax provision to be effective for the second quarter of 2020; to fully remediate the material weakness identified we must successfully execute our established quarterly controls for the third quarter of 2020 and complete the design of our annual tax internal controls and successfully execute these controls for the year ending December 31, 2020.

We will continue to implement our remediation plan and to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above under the caption “Remediation Plan,” there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
COVID-19 has, and is expected to continue to, adversely affect our business and results of operations.
The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. The impact of COVID-19 has adversely affected our business and financial results for the three and six months ended June 30, 2020, and we expect that it will negatively impact our business and financial results in the remainder 2020 and possibly in future years depending on the length of the pandemic and its economic repercussions. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, such as oil and gas and automotive, are having and will continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Certain of our businesses are experiencing reduced levels compared to prior-year levels. Because of uncertainties with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2020.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	—		—		—	$29,674,397	(1)
May 1 - May 31, 2020	—		—		—	$29,674,397	(1)
June 1 - June 30, 2020	1,040	(2)	$48.83	(2)	—	$29,674,397	(1)
Total	1,040	(2)	$48.83	(2)	—	$29,674,397	(1)
(1)On October 31, 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 31, 2018. Pursuant to this authorization, $29,674,397 remained available at the end of the period.

(2)In June 2020, a total of 1,040 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 127 were valued at a price of $45.52, the closing trading price of our common stock on June 17, 2020, and 913 of these shares were valued at a price of $49.29 per share, the closing trading price of our common stock on June 30, 2020. Accordingly, the total 1,040 shares were valued at a weighted average price of $48.83. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 6. Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

EXHIBIT INDEX

2.1
Securities Purchase Agreement dated as of July 19, 2019 between EnPro Industries, Inc., the Sellers listed therein, Shareholder Representative Services LLC, and the Optionholder listed therein relating to the purchase and sale of 100% of the interests of LeanTeq Co., LTD and LeanTeq LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 22, 2019 by EnPro Industries, Inc. (File No. 001-31225)

10.1
EnPro Industries, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed by EnPro Industries, Inc. on March 26, 2020 (File No. 001-31225))

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
        † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of August, 2020.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller