Form 10-Q
period 2020-09-30
ENPRO INDUSTRIES, INC
filed 2020-11-03
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, there were 20,536,015 shares of common stock of the registrant outstanding, which does not include 182,511 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2020 and 2019
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$268.3	$299.0	$798.0	$919.2
Cost of sales	173.8	201.3	525.7	613.5
Gross profit	94.5	97.7	272.3	305.7
Operating expenses:
Selling, general and administrative	73.2	77.1	214.6	235.4
Other	28.8	1.5	42.9	3.9
Total operating expenses	102.0	78.6	257.5	239.3
Operating income (loss)	(7.5)	19.1	14.8	66.4
Interest expense	(4.0)	(4.1)	(12.6)	(13.8)
Interest income	0.1	0.3	1.2	1.3
Other expense	(17.2)	(24.6)	(15.5)	(27.3)
Income (loss) from continuing operations before income taxes	(28.6)	(9.3)	(12.1)	26.6
Income tax benefit (expense)	7.3	0.9	(2.2)	(10.6)
Income (loss) from continuing operations	(21.3)	(8.4)	(14.3)	16.0
Less: income attributable to redeemable non-controlling interest, net of tax	0.3	—	0.5	—
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	(21.6)	(8.4)	(14.8)	16.0
Income from discontinued operations, net of tax	1.9	6.9	207.3	19.5
Net income (loss) attributable to EnPro Industries, Inc.	$(19.7)	$(1.5)	$192.5	$35.5
Comprehensive income (loss)	$(13.1)	$3.7	$200.8	$44.9
Less: comprehensive income attributable to redeemable non-controlling interest	0.5	—	2.0	—
Comprehensive income (loss) attributable to EnPro Industries, Inc.	$(13.6)	$3.7	$198.8	$44.9

Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(1.05)	$(0.41)	$(0.72)	$0.77
Discontinued operations	0.09	0.33	10.09	0.94
Net income (loss) per share	$(0.96)	$(0.08)	$9.37	$1.71
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(1.05)	$(0.41)	$(0.72)	$0.77
Discontinued operations	0.09	0.33	10.09	0.94
Net income (loss) per share	$(0.96)	$(0.08)	$9.37	$1.71

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2020 and 2019
(in millions)

	2020	2019
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income attributable to EnPro Industries, Inc.	$192.5	$35.5
Adjustments to reconcile net income attributable to EnPro Industries, Inc. to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(207.3)	(19.5)
Taxes paid related to sale of discontinued operations	(35.4)	—
Depreciation	22.4	22.4
Amortization	29.1	25.6
Deferred income taxes	(2.4)	(3.8)
Stock-based compensation	4.1	5.0
Other non-cash adjustments	31.5	14.0
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Asbestos insurance receivables	2.5	5.8
Accounts receivable, net	(3.4)	(3.1)
Inventories	11.7	3.4
Accounts payable	(5.9)	(18.4)
Other current assets and liabilities	12.5	8.4
Other non-current assets and liabilities	(3.5)	15.8
Net cash provided by operating activities of continuing operations	48.4	91.1
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(11.8)	(15.1)
Proceeds from sale of businesses	453.9	3.6
Acquisitions, net of cash acquired	0.1	(310.4)
Other	(2.7)	(2.1)
Net cash provided by (used in) investing activities of continuing operations	439.5	(324.0)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	24.9	566.9
Repayments of debt	(161.4)	(365.1)
Repurchase of common stock	(5.3)	(15.0)
Dividends paid	(16.2)	(15.7)
Other	(2.0)	(5.0)
Net cash provided by (used in) financing activities of continuing operations	(160.0)	166.1
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(6.2)	59.6
Investing cash flows	—	(8.7)
Net cash provided by (used in) discontinued operations	(6.2)	50.9
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(1.6)
Net increase (decrease) in cash and cash equivalents	319.8	(17.5)
Cash and cash equivalents at beginning of period	121.2	129.6
Cash and cash equivalents at end of period	$441.0	$112.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$6.1	$7.9
Income taxes, net	$52.0	$2.5
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.2	$0.1
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$441.0	$121.2
Accounts receivable, net	163.4	160.8
Inventories	124.8	157.1
Prepaid expenses and other current assets	46.1	56.3
Current assets held for sale	41.2	254.1
Total current assets	816.5	749.5
Property, plant and equipment, net	182.5	218.8
Goodwill	486.9	485.3
Other intangible assets, net	422.5	466.9
Other assets	115.6	114.6
Total assets	$2,024.0	$2,035.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3.9	$4.1
Accounts payable	69.0	82.7
Accrued expenses	154.1	137.3
Current liabilities held for sale	16.1	89.5
Total current liabilities	243.1	313.6
Long-term debt	489.3	625.2
Deferred taxes and non-current income taxes payable	97.9	74.6
Other liabilities	97.3	106.8
Total liabilities	927.6	1,120.2
Commitments and contingencies
Redeemable non-controlling interest	30.5	28.0
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,718,526 shares in 2020 and 20,785,346 shares in 2019	0.2	0.2
Additional paid-in capital	288.5	292.1
Retained earnings	808.5	632.2
Accumulated other comprehensive loss	(30.1)	(36.4)
Common stock held in treasury, at cost – 183,418 shares in 2020 and 186,516 shares in 2019	(1.2)	(1.2)
Total shareholders’ equity	1,065.9	886.9
Total liabilities and equity	$2,024.0	$2,035.1

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period. The recent outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a "pandemic," has caused us to evaluate our accounting estimates that require the consideration of forecasted financial information, including, but not limited to, our allowance for credit losses and the carrying value of our goodwill, intangible assets, and other long-lived assets.
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
This interim goodwill impairment assessment, performed in the second quarter, was conducted in the context of information that was reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business. The fair value of our Technetics Group reporting unit within the Sealing Products segment, which was allocated $243.7 million of goodwill as of June 30, 2020, exceeded its carrying value by an estimated 5% as of the interim testing date. The fair values of all of our other reporting units exceeded their carrying values by at least 20%. However, because of uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with specificity the extent and duration of any future impact on our business and financial results from COVID-19. In addition, although most of our operations have been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Accordingly, if the impact is more severe or longer in duration than we have projected, such impact could potentially result in impairments of assets in future periods. We will conduct our next annual goodwill impairment assessment as of October 1, 2020.

All intercompany accounts and transactions between our consolidated operations have been eliminated.

Our acquisition of all of the equity securities of LeanTeq Co, Ltd. and its affiliate LeanTeq LLC (collectively "LeanTeq") in 2019 resulted in rollover equity from two of the LeanTeq sellers (the “Sellers”) who were executives of the acquired entity. This rollover equity gives the Sellers approximately a 10% ownership share (the "Rollover Equity") of Lunar Investment LLC, our subsidiary that purchased LeanTeq. We have the right to buy, and the non-controlling interest holders have the right to sell, the Rollover Equity within 90 days following the third anniversary of the closing of the acquisition of LeanTeq. We have accounted for this transaction as a redeemable non-controlling interest which is recorded in the mezzanine section on our accompanying consolidated balance sheets, located between liabilities and equity. Earnings associated with the redeemable non-controlling interest are reflected as income attributable to redeemable non-controlling interest, net of tax in the accompanying consolidated statements of operations.

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

Changes in our allowance for doubtful accounts for the nine months ended September 30, 2020 were as follows:

(in millions)
Balance at December 31, 2019	$3.7
Adoption of new accounting standard	0.1
Charge to expense	1.2
Write-off of receivables	(1.0)
Other	(0.2)
Balance at September 30, 2020	$3.8

Additionally, in January 2020, we adopted a standard to simplify annual and interim goodwill impairment testing. Under the standard, we will perform our annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We still have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Upon adoption, there was no impairment of goodwill recorded and this standard is applied following adoption on a prospective basis for all annual and interim goodwill impairment assessments.

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
2.    Discontinued Operations

During the fourth quarter of 2019, we entered into an agreement to sell the Fairbanks Morse division, which comprised our entire Power Systems segment. The sale of Fairbanks Morse to an affiliate of funds managed by private equity firm Arcline Investment Management closed on January 21, 2020 for a sales price of $450.0 million. The pre-tax gain on the disposition of

Fairbanks Morse was $274.3 million. We have reported, for all periods presented, the financial condition, results of operations, and cash flows of Fairbanks Morse as discontinued operations in the accompanying financial statements.

Tax expense of $65.9 million on the sale of discontinued operations was recorded for the nine months ended September 30, 2020. This is a decrease in tax expense of $1.9 million in the quarter ended September 30, 2020, which is due to the increase of the foreign derived intangible income ("FDII") tax benefit and a decrease in the global intangible low taxed income ("GILTI") tax expense that are allocated to discontinued operations.

For the quarters and nine months ended September 30, 2020 and 2019, the results of operations for Fairbanks Morse were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Net sales	$—	$74.7	$7.6	$203.1
Cost of sales	—	57.4	7.6	155.6
Gross profit	—	17.3	—	47.5
Operating expenses:
Selling, general, and administrative expenses	—	7.0	1.5	20.3
Other	—	0.8	(0.1)	0.8
Total operating expenses	—	7.8	1.4	21.1
Income (loss) from discontinued operations before income taxes	—	9.5	(1.4)	26.4
Income tax benefit (expense)	—	(2.6)	0.3	(6.9)
Income (loss) from discontinued operations, net of taxes	—	6.9	(1.1)	19.5
Gain from sale of discontinued operations, net of taxes	1.9	—	208.4	—
Income from discontinued operations, net of taxes	$1.9	$6.9	$207.3	$19.5
The major classes of assets and liabilities for Fairbanks Morse as of December 31, 2019 are shown below:

(in millions)
Assets:
Accounts receivable	$107.8
Inventories	60.2
Property, plant, and equipment	63.0
Goodwill	11.8
Other assets	11.3
Total assets of discontinued operations	$254.1

Liabilities:
Accounts payable	$36.9
Accrued expenses	48.2
Other liabilities	4.4
Total liabilities of discontinued operations	$89.5
3.    Acquisitions and Divestitures
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

The following pro forma condensed consolidated financial results of operations for the quarter and nine months ended September 30, 2019 are presented as if the acquisitions had been completed prior to 2019:

	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Pro forma net sales	$305.8	$948.2
Pro forma income (loss) from continuing operations	$(5.4)	$17.0
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
We received $0.1 million in the first quarter of 2020 as a result of the final working capital adjustment that related to our LeanTeq acquisition.
Since the completion of the acquisition of Taiwan-based LeanTeq in September 2019, we commenced an analysis regarding whether we would permanently retain LeanTeq’s earnings in Taiwan or repatriate them to the United States. During the second quarter of 2020 we finalized our analysis and determined that, given the significance of the incremental tax cash cost to EnPro of repatriating LeanTeq earnings to the United States, we will retain any earnings generated by LeanTeq in Taiwan as long as there was a significant incremental tax cash cost of repatriating amounts to the United States.
As a result of the decision to retain earnings in Taiwan, the income tax rate utilized in establishing deferred tax liabilities in the acquisition date balance sheet of LeanTeq was increased from 20% to 23.6%, reflecting a local tax of approximately 3.6% on undistributed earnings. The increase in the income tax rate results in an increase in goodwill and deferred tax liabilities in the acquisition date balance sheet of $7.2 million, which was initially reflected in the consolidated balance sheet as of June 30, 2020. The decision on our retention of LeanTeq’s earnings in Taiwan was our final required purchase accounting determination. Management concluded that the purchase accounting for the LeanTeq acquisition was finalized at June 30, 2020.
Divestitures
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands in the second quarter of 2020, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees.
This transaction resulted in a $3.7 million reversal of previously accrued restructuring charges consisting of severance, contract cancellation costs, and other costs recorded in other operating expense on our consolidated statements of operations. In the third quarter of 2020, we also recorded a $3.6 million loss on sale of the business in other non-operating expense on our consolidated statements of operations.
On August 3, 2020 we announced that we entered into a definitive agreement to sell the Air Springs portion of our heavy-duty trucking business for $32.0 million in cash and a long-term promissory note with a face value of $7.5 million that will be stated at fair value. Subsequent to the announcement, we agreed with the purchaser to retain the outstanding accounts receivable in the United States, which aggregated $7.2 million at September 30, 2020. The purchase price is subject to adjustment based on the amount of cash and working capital on the closing date. We expect a negative net working capital adjustment on the closing date that approximates the net book value of the accounts receivable retained as a result of our agreement to retain the accounts receivable. The sale is expected to close in the fourth quarter of 2020 and is subject to antitrust approvals and typical closing conditions. We expect the gain or loss to be at approximately breakeven.
As a result of this definitive agreement, we classified the Air Springs business as held for sale and reclassified all assets and liabilities of the business to be sold as current assets and current liabilities held for sale on our consolidated balance sheet as of September 30, 2020.
On June 18, 2020, we communicated our intent to exit the bushing block business of the Engineered Products segment principally located in Dieuze, France. Because the restructuring charges associated with that planned exit were not estimable, we did not record any restructuring charges related to this plan in the second quarter. During the third quarter, we continued to explore the possible sale of the business as we proceeded with plans to exit the business through a shutdown and identified a buyer to purchase the business operated at the Dieuze facility. We have classified the assets and liabilities of the business as held for sale on our consolidated balance sheet at September 30, 2020 and we have entered into a binding put option agreement with such buyer, which provides GGB France the right to sell the business to such buyer pending conclusion of a review process by the Works Councils representing the employees at the Dieuze facility. We recorded an impairment of the business, which includes non-cash impairments of long-lived assets and cash payable to the buyer upon closing.
For a further discussion of the impairment charges recorded in connection with the sale of the Dieuze Facility, see Note 4, "Restructuring and Impairment".
In the second quarter of 2020 we entered into an agreement to sell the Lunar® air disc brake business and subsequently classified the business as held for sale. An impairment charge of $2.1 million was recognized in the second quarter. A subsequent increase in the fair value of the business in the third quarter resulted in a partial reversal of the second quarter impairment charge of $0.2 million. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million. The sale of the Lunar® manufacturing facility located in Shanghai, China is expected to close in the fourth quarter of 2020 and its related assets and liabilities have been classified as current assets and liabilities held for sale on our consolidated balance sheet since June 30, 2020. We estimate the closing to result in an approximately breakeven pretax gain or loss.
Current assets and liabilities held for sale as of September 30, 2020 are comprised of the following items:

($ in millions)
Assets
Accounts receivable	$3.1
Inventory	12.6
Property, plant and equipment, net	12.6
Other assets	12.9
Current assets held for sale	$41.2

Liabilities
Accounts payable	$6.9
Accrued expenses	5.2
Other liabilities	4.0
Current liabilities held for sale	$16.1
Current assets held for sale excludes accounts receivables of the Air Springs business that we have agreed to retain at closing. At September 30, 2020, the accounts receivable to be retained aggregated $7.2 million.
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

In the third quarter of 2020, we announced the sale of our Motor Wheel® brake drum and Crewson® brake adjuster brands, the Air Springs portion of our heavy duty trucking business, our bushing block business located in Dieuze, France, evaluated several indefinite-lived trademarks for impairment, and took several restructuring actions. For a further discussion of the businesses held for sale, see Note 3, "Acquisitions and Divestitures."
For the quarter and nine months ended September 30, 2020, respectively, we recorded $21.1 million and $40.0 million of restructuring and impairment charges. Of these charges, $21.1 million and $35.1 million are recorded in other operating expense on our consolidated income statements for the respective periods. For the nine months ended September 30, 2020, $4.9 million were recorded as cost of sales on our consolidated income statements as they pertain to impairments of inventory.
In the third quarter of 2020, sales declines by businesses utilizing two of the indefinite-lived trademarks within our Sealing Products segment were determined to be triggering events for an interim impairment analysis. Based on the results of this analysis, we recorded a $16.1 million impairment of indefinite-lived trademarks in the third quarter.
As a result of classifying the bushing block business operated at the Dieuze facility as held for sale at September 30, 2020, we evaluated the business and determined it was impaired. We recorded a $6.2 million impairment charge that consists of $1.8 million of non-cash impairments of long-lived assets and $4.4 million (3.7 million EUR) of cash payments to be due to the buyer at closing.
The exit from our Motor Wheel® brake drum and Crewson® brake adjuster brands resulted in restructuring and impairment charges of $11.1 million in the second quarter of 2020, of which $3.6 million was related to inventory impairment charges, $3.5 million was impairment of intangible assets, and $4.0 million related to severance, contract cancellation costs, and other expenses. Subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands, we identified a buyer and completed the sale of the business in the third quarter of 2020. As a result of our ability to sell the business, we reversed $3.7 million of expenses accrued in the second quarter related to severance, contract cancellation costs, and other expenses and recognized a loss on sale of the business of $3.6 million.
In the second quarter of 2020, we entered into an agreement to sell the Lunar® air disc brake business. As a result of this agreement, we recorded the business as held for sale and incurred $2.1 million in impairment charges, of which $1.6 million related to impairment of long-lived assets and $0.5 million related to impairment of inventory. The sale of U.S. assets closed in the third quarter and the sale of the assets located in Shanghai, China is expected to close in the fourth quarter of 2020. In the third quarter of 2020, a subsequent increase in the Lunar® air disc brake assets fair value resulted in a partial reversal of the second quarter impairment charge of $0.2 million.
For the quarter and nine months ended September 30, 2019, respectively, we recorded $1.4 million and $3.7 million of restructuring and impairment charges. These charges are recorded in other expense on our consolidated income statements.
5.    Income Taxes

For the quarter ended September 30, 2020, in accordance with applicable accounting guidance, we modified our interim period income tax provision methodology. The volatility in jurisdictional income impacts our ability to effectively determine an annual effective tax rate. Accounting guidance provides an alternate approach under these circumstances, whereby the actual effective tax rate for the interim period is used. We applied this approach as it is a better representation of the tax expense allocable to the third quarter results.

The effective tax rates for the quarters ended September 30, 2020 and 2019 were 25.4% and 8.9%, respectively. The effective tax rate for the three months ended September 30, 2020 is primarily the result of lower pre-tax income overall, a geographical mix of lower pre-tax income in the U.S. combined with higher pre-tax income in higher tax foreign jurisdictions as well as the recognition of a deferred tax liability in the amount of $4.5 million associated with the Air Springs business classification as held for sale at September 30, 2020, and a $4.9 million tax benefit associated with the final regulations issued during the third quarter of 2020 under the Tax Cuts and Jobs Act.

The effective tax rates for the nine months ended September 30, 2020 and 2019 were (17.9)% and 40.0%, respectively. The effective tax rate for the nine months ended September 30, 2020 is primarily the result of lower pre-tax income overall, a geographical mix of lower pre-tax income in the U.S. combined with the minimum tax on certain non-U.S. earnings, current year increase of valuation allowance against certain net operating losses, and higher tax rates in most foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2019 reflects the minimum tax on certain non-U.S. earnings, higher tax rates in most foreign jurisdictions and adjustments to state net operating losses.

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
6.    Earnings Per Share

	Quarters Ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$(21.6)	$(8.4)	$(14.8)	$16.0
Income from discontinued operations, net of taxes	1.9	6.9	207.3	19.5
Net income (loss) attributable to EnPro Industries, Inc.	$(19.7)	$(1.5)	$192.5	$35.5
Denominator:
Weighted-average shares – basic	20.5	20.6	20.5	20.7
Share-based awards	—	—	—	0.1
Weighted-average shares – diluted	20.5	20.6	20.5	20.8
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(1.05)	$(0.41)	$(0.72)	$0.77
Discontinued operations	0.09	0.33	10.09	0.94
Net income (loss) per share	$(0.96)	$(0.08)	$9.37	$1.71
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(1.05)	$(0.41)	$(0.72)	$0.77
Discontinued operations	0.09	0.33	10.09	0.94
Net income (loss) per share	$(0.96)	$(0.08)	$9.37	$1.71

In the quarter and nine months ended September 30, 2020 and the quarter ended September 30, 2019, there were losses from continuing operations attributable to common shares. There were 0.1 million of potentially dilutive shares excluded from the calculation of diluted earnings per share during each of those periods since they were antidilutive.

7.    Inventories

	September 30, 2020	December 31, 2019
	(in millions)
Finished products	$56.6	$80.6
Work in process	23.1	23.7
Raw materials and supplies	48.7	56.1
	128.4	160.4
Reserve to reduce certain inventories to LIFO basis	(3.6)	(3.3)
Total inventories	$124.8	$157.1
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

8.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2020, are as follows:

	Sealing Products	Engineered Products	Total
	(in millions)
Goodwill as of December 31, 2019	$468.6	$16.7	$485.3
Acquisition of business	7.1	—	7.1
Divestiture of businesses	(7.0)	—	(7.0)
Foreign currency translation	1.6	(0.1)	1.5
Goodwill as of September 30, 2020	$470.3	$16.6	$486.9

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Products segment and $154.8 million for the Engineered Products segment as of September 30, 2020 and December 31, 2019.
Identifiable intangible assets are as follows:

	As of September 30, 2020		As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$455.8	$168.2	$470.1	$166.2
Existing technology	98.8	38.3	117.5	50.8
Trademarks	37.5	24.7	39.4	24.1
Other	33.4	24.8	33.6	24.0
	625.5	256.0	660.6	265.1
Indefinite-Lived:
Trademarks	53.0	—	71.4	—
Total	$678.5	$256.0	$732.0	$265.1
Amortization for the quarters ended September 30, 2020 and 2019 were $8.9 million, and $7.4 million, respectively. Amortization for the nine months ended September 30, 2020 and 2019 were $26.8 million and $21.4 million, respectively.
Impairments of indefinite-lived trademarks during the nine months ended September 30, 2020 were $18.2 million.

9.    Accrued Expenses

	September 30, 2020	December 31, 2019
	(in millions)
Salaries, wages and employee benefits	$45.9	$43.7
Interest	9.7	5.1
Environmental	26.1	25.2
Income taxes	9.7	13.5
Taxes other than income taxes	9.7	9.1
Operating lease liabilities	8.9	9.3
Legal settlement	7.8	0.4
Other	36.3	31.0
	$154.1	$137.3

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
Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of September 30, 2020.
The borrowing availability under the Revolving Credit Facility at September 30, 2020 was $388.6 million after giving consideration to $11.4 million of outstanding letters of credit. We have $147.1 million outstanding on our Term Loan Facility borrowings. The Credit Agreement requires us to apply the net cash proceeds of certain asset sales and involuntary dispositions that are not invested in operating assets (other than current assets) within 365 days after receipt, in the event the aggregate net proceeds in any fiscal year equal or exceed $5.0 million, to prepay loans outstanding under the Credit Agreement and establish cash collateral equal to the amount of any outstanding letters of credit issued under the Credit Agreement. This requirement applies to the net cash proceeds received in the divestiture of Fairbanks Morse and could require us to prepay in the first quarter of 2021 amounts then outstanding under the Facilities, including the Term Loan Facility, and provide cash collateral for outstanding letters of credit issued under the Credit Agreement, to the extent we do not sufficiently invest in such operating assets by then. In such event, the Credit Agreement would permit continued borrowing under the Revolving Credit Agreement after the prepayment of such amounts, though no further borrowing would be available under the Term Loan Facility.
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

11.    Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the nine months ended September 30, 2020 and 2019, are as follows:

	Quarters Ended September 30,				Nine months ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2020	2019	2020	2019	2020	2019	2020	2019
	(in millions)
Service cost	$1.2	$1.1	$—	$—	$3.4	$3.4	$—	$0.1
Interest cost	2.5	3.1	—	—	7.9	9.2	0.1	0.1
Expected return on plan assets	(4.8)	(4.0)	—	—	(14.3)	(12.0)	—	—
Amortization of prior service cost	—	—	—	0.1	—	0.1	—	0.1
Amortization of net loss (gain)	1.4	1.7	0.1	—	4.0	5.0	(1.0)	—
Curtailment loss	—		—		0.3		—
Net periodic benefit cost	$0.3	$1.9	$0.1	$0.1	$1.3	$5.7	$(0.9)	$0.3

No contributions were made in the nine months ended September 30, 2020 to our U.S. defined benefit pension plans. We currently expect to make approximately $4.0 million in contributions to our U.S. defined benefit pension plans in the fourth quarter of 2020.

12.    Shareholders' Equity
Changes in shareholders' equity for the first three quarters of calendar 2020 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Permanent Shareholders' Equity	Redeemable Non-controlling Interest
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2019	20.6	$0.2	$292.1	$632.2	$(36.4)	$(1.2)	$886.9	$28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Net income	—	—	—	218.7	—	—	218.7	0.1
Other comprehensive income (loss)	—	—	—	—	(22.5)	—	(22.5)	0.9
Dividends ($0.26 per share)	—	—	—	(5.3)	—	—	(5.3)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	1.0	—	—	—	1.0	—
Other	—	—	(1.5)	—	—	—	(1.5)	—
Balance, March 31, 2020	20.5	0.2	286.3	845.5	(58.9)	(1.2)	1,071.9	29.0
Net income (loss)	—	—	—	(6.5)	—	—	(6.5)	0.1
Other comprehensive income	—	—	—	—	22.7	—	22.7	0.6
Dividends ($0.26 per share)	—	—	—	(5.4)	—	—	(5.4)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Balance, June 30, 2020	20.5	0.2	287.8	833.6	(36.2)	(1.2)	1,084.2	29.7
Net income (loss)	—	—	—	(19.7)	—	—	(19.7)	0.3
Other comprehensive income	—	—	—	—	6.1	—	6.1	0.5
Dividends ($0.26 per share)	—	—	—	(5.4)	—	—	(5.4)	—
Incentive plan activity	—	—	0.7	—	—	—	0.7	—
Balance, September 30, 2020	20.5	$0.2	$288.5	$808.5	$(30.1)	$(1.2)	$1,065.9	$30.5

Changes in shareholders' equity for the first three quarters of calendar 2019 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable non-controlling interest
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2018	20.7	$0.2	$301.0	$603.3	$(45.5)	$(1.3)	$857.7	$—
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—	—
Net income	—	—	—	13.1	—	—	13.1	—
Other comprehensive income	—	—	—	—	6.8	—	6.8	—
Dividends ($0.25 per share)	—	—	—	(5.3)	—	—	(5.3)	—
Share repurchases	—	—	(2.4)	—	—	—	(2.4)	—
Incentive plan activity	0.1	—	1.2	—	—	—	1.2	—
Balance, March 31, 2019	20.8	0.2	299.8	622.6	(50.2)	(1.3)	871.1	—
Net income	—	—	—	23.9	—	—	23.9	—
Other comprehensive loss	—	—	—	—	(2.6)	—	(2.6)	—
Dividends ($0.25 per share)	—	—	—	(5.2)	—	—	(5.2)	—
Share repurchases	(0.2)	—	(12.6)	—	—	—	(12.6)	—
Incentive plan activity	—	—	1.6	—	—	—	1.6	—
Balance, June 30, 2019	20.6	0.2	288.8	641.3	(52.8)	(1.3)	876.2	—
LeanTeq acquisition	—	—	—	—	—	—	—	28.0
Net loss	—	—	—	(1.5)	—	—	(1.5)	—
Other comprehensive income	—	—	—	—	5.2	—	5.2	—
Dividends ($0.25 per share)	—	—	—	(5.2)	—	—	(5.2)	—
Incentive plan activity	—	—	1.7	—	—	—	1.7	—
Balance, September 30, 2019	20.6	$0.2	$290.5	$634.6	$(47.6)	$(1.3)	$876.4	$28.0
We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors declarations, total dividend payments of $16.2 million were made during the nine months ended September 30, 2020.
In October 2020, our board of directors declared a dividend of $0.26 per share, payable on December 16, 2020 to all shareholders of record as of December 2, 2020.
In October 2018, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares. During the nine months ended September 30, 2020 we repurchased 0.1 million shares for $5.3 million. Prior to the expiration of the authorization in October 2020, we repurchased 0.3 million shares for $20.3 million. In October 2020, our board of directors authorized the expenditure of up to $50 million for the repurchase of our outstanding common shares through October 2022.
In February 2020, we issued stock options to certain key executives for 0.1 million common shares with an exercise price of $53.78 per share. The options vest pro-rata on the first, second and third anniversaries of the grant date, subject to continued employment. No options have a term greater than 10 years.
We determine the fair value of stock options using the Black-Scholes option pricing formula as of the grant date. Key inputs into this formula include expected term, expected volatility, expected dividend yield, and the risk-free interest rate. This fair value is amortized on a straight line basis over the vesting period.
The expected term represents the period that our stock options are expected to be outstanding, and is determined based on historical experience of similar awards, given the contractual terms of the awards, vesting schedules, and expectations of future employee behavior. The fair value of stock options reflects a volatility factor calculated using historical market data for EnPro's common stock. The time frame used was approximated as a six-year period from the grant date for the awards. The dividend assumption is based on our expectations as of the grant date. We base the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option's expected life. When estimating forfeitures, we consider voluntary termination behaviors as well as analysis of actual option forfeitures.

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
Segment profit is total segment revenue reduced by operating expenses, restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, impairments of indefinite-lived trademarks and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

Segment operating results and other financial data for the quarters and nine months ended September 30, 2020 and 2019 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Sales
Sealing Products	$201.8	$219.5	$601.4	$668.0
Engineered Products	67.7	81.1	201.4	255.8
	269.5	300.6	802.8	923.8
Intersegment sales	(1.2)	(1.6)	(4.8)	(4.6)
Net sales	$268.3	$299.0	$798.0	$919.2
Segment profit (loss)
Sealing Products	$33.0	$17.8	$69.5	$66.2
Engineered Products	(3.5)	10.6	(0.2)	28.7
Total segment profit	29.5	28.4	69.3	94.9
Corporate expenses	(11.7)	(8.1)	(27.3)	(25.5)
Interest expense, net	(3.9)	(3.8)	(11.4)	(12.5)
Other expense, net	(42.5)	(25.8)	(42.7)	(30.3)
Income (loss) from continuing operations before income taxes	$(28.6)	$(9.3)	$(12.1)	$26.6
Segment assets are as follows:

	September 30, 2020	December 31, 2019
	(in millions)
Sealing Products	$1,255.4	$1,316.5
Engineered Products	253.6	259.4
Corporate	515.0	205.1
Discontinued operations	—	254.1
	$2,024.0	$2,035.1

Backlog

As of September 30, 2020, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $201.1 million. Approximately 95% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we did business for the quarters and nine months ended September 30, 2020 and 2019:

	Quarter Ended September 30, 2020
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$12.0	$0.9	$12.9
Automotive	0.4	16.7	17.1
Chemical and material processing	9.3	11.0	20.3
Food and pharmaceutical	12.7	0.4	13.1
General industrial	38.5	15.9	54.4
Medium-duty/heavy-duty truck	66.0	—	66.0
Oil and gas	5.5	17.0	22.5
Power generation	9.5	5.5	15.0
Semiconductors	46.1	—	46.1
Other	0.8	0.1	0.9
Total third party sales	$200.8	$67.5	$268.3

	Quarter Ended September 30, 2019
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$16.1	$3.8	$19.9
Automotive	0.5	17.8	18.3
Chemical and material processing	14.7	11.3	26.0
Food and pharmaceutical	13.0	0.4	13.4
General industrial	37.7	22.1	59.8
Medium-duty/heavy-duty truck	89.7	0.6	90.3
Oil and gas	7.6	21.0	28.6
Power generation	11.9	2.5	14.4
Semiconductors	25.5	—	25.5
Other	1.5	1.3	2.8
Total third party sales	$218.2	$80.8	$299.0

	Nine Months Ended September 30, 2020
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$37.0	$4.4	$41.4
Automotive	0.8	44.5	45.3
Chemical and material processing	35.0	32.7	67.7
Food and pharmaceutical	37.5	1.2	38.7
General industrial	121.1	54.0	175.1
Medium-duty/heavy-duty truck	188.9	0.1	189.0
Oil and gas	19.0	49.3	68.3
Power generation	30.5	14.3	44.8
Semiconductors	124.3	—	124.3
Other	3.2	0.2	3.4
Total third party sales	$597.3	$200.7	$798.0

	Nine Months Ended September 30, 2019
(in millions)	Sealing Products	Engineered Products	Total
Aerospace	$43.0	$9.5	$52.5
Automotive	2.0	63.6	65.6
Chemical and material processing	43.3	37.2	80.5
Food and pharmaceutical	32.2	0.7	32.9
General industrial	123.6	69.0	192.6
Medium-duty/heavy-duty truck	276.7	0.9	277.6
Oil and gas	22.6	62.9	85.5
Power generation	35.2	7.2	42.4
Semiconductors	78.0	—	78.0
Other	7.7	3.9	11.6
Total third party sales	$664.3	$254.9	$919.2
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
We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At September 30, 2020, the combined fair values of the Original Swap and the Additional Swap were recorded as a $9.6 million asset within other assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

15.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2020	December 31, 2019
	(in millions)
Assets
Time deposits	$36.1	$22.9
Foreign currency derivatives	9.6	12.3
Deferred compensation assets	6.8	10.9
	$52.5	$46.1
Liabilities
Deferred compensation liabilities	$7.0	$11.3
Foreign currency derivatives	—	0.6
	$7.0	$11.9
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$493.2	$518.8	$629.3	$658.0
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable. In the third quarter of 2020, sales declines by businesses utilizing two of the indefinite-lived trademarks within our Sealing Products segment were determined to be triggering events for an interim impairment analysis. In the second quarter of 2020, the exit from our Motor Wheel® brake drum and Crewson® brake adjuster brands and agreement to sell the Lunar® air disc brake business were determined to be triggering events for interim impairment analyses.

An impairment loss is recognized when the carrying amount of the asset group is not recoverable and exceeds its fair value. We estimated the fair values of assets subject to long-lived asset impairment based on our own judgments about the assumptions that market participants would use in pricing the assets. In doing so, we applied a relief-from-royalty method under the income approach to determine the fair value of the trademarks and existing technology intangible assets. The key assumptions used for the relief-from-royalty approach include expected revenues based on internal business plans, projected growth rates, discount rates, technology migration rates and royalty rates. We classified these fair value measurements as Level 3 due to the absence of quoted market prices or observable inputs for assets of a similar nature.

As a result of these analyses, the indefinite-lived trademarks tested were determined to be impaired, resulting in an impairment loss of $16.1 million during the third quarter of 2020. During the second quarter of 2020, trademarks and an existing technology intangible asset were determined to be impaired, resulting in impairment losses of $4.2 million. These losses equaled the excess of these assets' carrying value over their fair value and were reflected in other expense (operating) in the Consolidated Statements of Operations.

16.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$8.6	$(44.8)	$(36.2)
Other comprehensive income before reclassifications	5.6	—	5.6
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	5.6	1.0	6.6
Less: other comprehensive income attributable to redeemable non-controlling interests	0.5	—	0.5
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	5.1	1.0	6.1
Ending balance	$13.7	$(43.8)	$(30.1)
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(8.8)	$(44.0)	$(52.8)
Other comprehensive income before reclassifications	3.9	—	3.9
Amounts reclassified from accumulated other comprehensive loss	—	1.3	1.3
Net current-period other comprehensive income	3.9	1.3	5.2
Ending balance	$(4.9)	$(42.7)	$(47.6)

Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$9.8	$(46.2)	$(36.4)
Other comprehensive income before reclassifications	5.9	—	5.9
Amounts reclassified from accumulated other comprehensive loss	—	2.4	2.4
Net current-period other comprehensive income	5.9	2.4	8.3
Less: other comprehensive income attributable to redeemable non-controlling interests	2.0	—	2.0
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	3.9	2.4	6.3
Ending balance	$13.7	$(43.8)	$(30.1)
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2019 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(10.6)	$(34.9)	$(45.5)
Adoption of new accounting standard	—	(11.5)	(11.5)
Adjusted beginning balance	(10.6)	(46.4)	(57.0)
Other comprehensive income before reclassifications	5.7	—	5.7
Amounts reclassified from accumulated other comprehensive loss	—	3.7	3.7
Net current-period other comprehensive income	5.7	3.7	9.4
Ending balance	$(4.9)	$(42.7)	$(47.6)

Reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Pension and other postretirement plans adjustments:
Actuarial losses	$1.5	$1.7	$3.0	$5.0	(1)
Prior service costs	—	0.1	—	0.2	(1)
Curtailment	—	—	0.3	—	(1)
Total before tax	1.5	1.8	3.3	5.2	Income before income taxes
Tax benefit	(0.5)	(0.5)	(0.9)	(1.5)	Income tax expense
Net of tax	$1.0	$1.3	$2.4	$3.7	Net income
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations captions are other expense and income from discontinued operations, net of taxes (See Note 11, “Pensions and Postretirement Benefits” for additional details).

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 20 sites. At 17 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 20 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site. Our costs at 14 of the 20 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2020 and December 31, 2019, we had accrued liabilities aggregating $31.4 million and $36.0 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.9 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.6 million remaining accrual at September 30, 2020. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of September 30, 2020 is $1.0 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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

On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro Holdings and Goodrich Corporation (EnPro's former corporate parent), in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. The additional reserve established in the year ended December 31, 2017, noted above, did not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. Mediation of the case was conducted on October 20 and 21, 2020. We entered into a Definitive Agreement with the State to settle these claims requiring payment by EnPro Holdings of $14 million. Payment is to be made by no later than November 10, 2020. In connection with this settlement, we increased our accrual for liabilities associated with this matter to $17.7 million at September 30, 2020 and recorded an associated expense of $14 million in the quarter and nine months ended September 30, 2020.
In light of the settlement of a prior lawsuit brought by Yalobusha County and the Board of Trustees of the Yalobusha County General Hospital, and installation and operation of additional remediation systems, in the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million. The balance in the reserve as of September 30, 2020 is $17.7 million. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate any further loss or a reasonably possible range of loss related to this matter.
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
Changes in the product warranty liability for the nine months ended September 30, 2020 and 2019 are as follows:

	2020	2019
	(in millions)
Balance at beginning of year	$10.1	$9.4
Net charges to expense	1.4	6.2
Settlements made	(3.5)	(3.8)
Balance at end of period	$8.0	$11.8
BorgWarner
A subsidiary of BorgWarner asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units supplied to a customer of BorgWarner, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB France with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties briefed their legal positions and court hearings concluded in late 2019.
The Commercial Court of Brive, France, issued its ruling on September 21, 2020. In responding to the BorgWarner claim of approximately 31 million EUR and BorgWarner's customer's claim for costs, the Court found in favor of BorgWarner in the amount of 10.4 million EUR as damages for financial loss, 931,000 EUR as reimbursement for expenses, 256,000 EUR for expert proceedings, and 100,000 EUR for reimbursement for expenses incurred by BorgWarner's customer. The court did not enforce BorgWarner's demand for payment of the award and ruled that payment of the award is stayed through appeal, noting the factual complexity of the case.
On November 2, 2020, GGB France and BorgWarner entered into an agreement to settle the claims against each other, pursuant to which GGB France will pay to BorgWarner 6.6 million EUR and the parties will release each other for all claims against each other related to the lawsuit.
Accordingly, we have increased the accrual for the matter at September 30, 2020 to 6.6 million EUR from the accrual of 0.4 million EUR associated with this matter established in the second quarter of 2016 and recorded an associated expense of 6.2 million EUR in the third quarter.
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
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-GST Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-GST Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims related to the Pre-GST Coverage Block and anticipates further collections once the Trust begins making claims payments on non-GST Claims.

As of September 30, 2020, approximately $4.2 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. We believe that all of the $4.2 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. In the fourth quarter of 2020, we anticipate billing an insurer in the GST Coverage Block at least $0.7 million for GST Claims paid by the Trust to date.
We also believe that EnPro Holdings will bill, and could collect over time, as much as $10 million of insurance coverage for non-GST asbestos claims to reimburse it for Trust payments to non-GST Trust claimants. After EnPro Holdings collects the first approximately $3 million of that coverage, remaining collections for non-GST asbestos claims from the Pre-GST Coverage Block will be shared equally with the Trust.
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $4.2 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

18.    Subsequent Event
On September 28, 2020, we entered into an agreement to acquire Alluxa, Inc. ("Alluxa"), a privately held, California-based company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. The company’s products are developed through a proprietary coating process using state-of-the-art advanced equipment.

Alluxa works in collaboration with customers across major end markets to provide customized, complex precision coating solutions through the company’s specialized technology platform and proprietary processes. The company has cultivated long-standing customer relationships across its diversified customer base. Alluxa’s global distribution capabilities support the company’s international reach, serving customers across the Americas, Europe, and Asia. Founded in 2007, Alluxa has two locations in California and is headquartered in Santa Rosa, California.

The cash purchase price of Alluxa was $237 million, subject to a closing date net working capital adjustment. The purchase closed on October 26, 2020. We funded the purchase with available cash and rollover equity from Alluxa executives (the "Rollover Sellers").

In connection with the completion of the transaction, we entered into a limited liability operating agreement (the “LLC Agreement”) with respect to our subsidiary (the “Acquisition Subsidiary”) formed to effect the acquisition of Alluxa and which is the direct parent of Alluxa. In the rollover transaction, the Rollover Sellers received approximately 7% of the equity interests of the Acquisition Subsidiary in return for their contribution of the rollover shares of Alluxa. Pursuant to the LLC Agreement, each Rollover Seller has the right to sell to us, and we have the right to purchase from each Rollover Seller (collectively, the “Put and Call Rights”), one-third of the Rollover Seller’s equity interests in the Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. The LLC Agreement also provides for the purchase by us of all of a Rollover Seller’s equity interests in the Acquisition Subsidiary in connection with the termination of employment of the Rollover Seller under specified circumstances, with payments in certain circumstances to be made in annual installments. In certain cases involving the termination of a Rollover Seller’s employment, the consideration payable to a Rollover Seller for the purchase of his equity interests is equal to the fixed value set forth in the LLC Agreement (an aggregate of $17.85 million for all of the Rollover Sellers). In all other cases, including upon any exercise of the Put and Call Rights, the consideration payable under the LLC Agreement in connection with any such purchase by us of a Rollover Seller’s equity interests in the Acquisition Subsidiary is equal to the greater of the fixed value of the equity interests as set forth in the LLC Agreement or a price based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the Acquisition Subsidiary, plus cash and less indebtedness of the Acquisition Subsidiary prior to the relevant payment, and subject to certain adjustments dependent upon the circumstances of the purchase and sale.

The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the current initial phases of the valuation process. Therefore, it is impracticable for us to provide the major classes of assets acquired and liabilities and contingent liabilities assumed or pro forma revenue and earnings.
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
•uncertainty with respect to the duration and severity of these impacts from the COVID-19 pandemic, including impacts on the general economy, the markets served by our customers, and consequent reductions in the demand for our products and services, which could result in additional intangible asset impairment charges beyond the charges recognized in the third quarter of 2020;
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
Non-GAAP Financial Information

In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted net income attributable to EnPro Industries, Inc., adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations, adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and segment adjusted EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "—Reconciliations of Non-GAAP Financial Measures to Comparable GAAP Measures"

We believe non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition,these non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, the non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. At September 30, 2020, we had 47 primary manufacturing facilities located in 13 countries, including the United States.
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
This interim goodwill impairment assessment, during the second quarter of 2020, was conducted in the context of information that was reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business. The fair value of our Technetics Group reporting unit within the Sealing Products segment, which was allocated $243.7 million of goodwill as of June 30, 2020, exceeded its carrying value by an estimated 5% as of the interim testing date. The fair values of all of our other reporting units exceeded their carrying values by at least 20%. In estimating the fair values of our reporting units, we applied the same discounted cash flow and market valuation approaches and relative weighting described in our Form 10-K for the year ended December 31, 2019. The key assumptions used for the discounted cash flow approach include business projections, growth rates, and a discount rate of 10.5%. The discount rate we used was based on our weighted average cost of capital. For sensitivity purposes, a 100-basis-point increase in the discount rate would result in the carrying value of our Technetics Group reporting unit at June 30, 2020 exceeding its fair value by 2%. Conversely, a 100-basis-point decrease in the discount rate would result in the fair value of this reporting unit exceeding its carrying value at June 30, 2020 by 14%.
Due to uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with specificity the extent and duration of any future impact on our business and financial results from COVID-19. In addition, although most of our operations have been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Accordingly, if the impact is more severe or longer in duration than we have projected, such impact could potentially result in impairments of assets and in future periods. We will conduct our next annual goodwill impairment assessment as of October 1, 2020.
In the third quarter of 2020, sales declines by businesses utilizing two of the indefinite-lived trademarks within our Sealing Products segment were determined to be triggering events for an interim impairment analysis. Based on the results of this analysis, we recorded a $16.1 million impairment of indefinite-lived trademarks in the third quarter.
On September 28, 2020, we entered into an agreement to acquire Alluxa, Inc. ("Alluxa"), a privately held, California-based company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. The company’s products are developed through a proprietary coating process using state-of-the-art advanced equipment.
Alluxa works in collaboration with customers across major end markets to provide customized, complex precision coating solutions through the company’s specialized technology platform and proprietary processes. The company has cultivated long-standing customer relationships across its diversified customer base. Alluxa’s global distribution capabilities support the company’s international reach, serving customers across the Americas, Europe, and Asia. Founded in 2007, Alluxa has two locations in California and is headquartered in Santa Rosa, California,
The cash purchase price of Alluxa was $237 million, subject to a closing date net working capital adjustment. The purchase closed on October 26, 2020. We funded the purchase with available cash and rollover equity from Alluxa executives.
In the second quarter of 2020, we announced our plans to exit of the remaining portion of STEMCO's Brake Products business. This plan includes exiting the manufacturing of our Motor Wheel® and Crewson® brake adjuster brands as well as reaching an agreement to sell the Lunar® air disc brake product line and manufacturing facility.
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees.
This transaction resulted in a $3.7 million reversal of previously accrued cash restructuring charges consisting of severance, contract cancellation costs, and other costs recorded in other operating expense on our consolidated statements of operations. In the third quarter of 2020, we recorded a $3.6 million loss on sale of the business in other non-operating expense on our consolidated statements of operations.
The exit from our Motor Wheel® brake drum and Crewson® brake adjuster brands resulted in restructuring and impairment charges of $11.1 million in the second quarter of 2020, of which $3.6 million was related to inventory impairment charges, $3.5 million was impairment of intangible assets, and $4.0 million related to severance, contract cancellation costs, and other expenses.
In the second quarter of 2020 we classified the Lunar® air disc brake business as held for sale and an impairment charge of $2.1 million was recognized, of which $1.6 million related to impairment of long-lived assets and $0.5 million related to impairment of inventory. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million. The sale of the Lunar® manufacturing facility located in Shanghai, China is expected to close in the fourth quarter of 2020 and its related assets and liabilities have been classified as current assets and liabilities held for sale on our consolidated balance sheet as of since June 30, 2020. We estimate the closing to result in an approximately breakeven pretax gain or loss.
Aside from the inventory impairment charges, which were recorded as cost of sales on our consolidated income statements as they pertain to impairments of inventory, the restructuring charges were recorded in other operating expense on our consolidated income statements.
On June 18, 2020, we communicated our intent to exit the bushing block business of the Engineered Products segment principally located in Dieuze, France. Because the restructuring charges associated with that planned exit were not estimable, we did not record any restructuring charges related to this plan in the second quarter. During the third quarter, we continued to explore the possible sale of the business as we proceeded with plans to exit the business through a shutdown and identified a buyer to purchase the business operated at the Dieuze facility. We have classified the assets and liabilities of the business as held for sale on our consolidated balance sheet at September 30, 2020 and we have entered into a binding put option agreement with such buyer, which provides GGB France the right to sell the business to such buyer pending conclusion of a review process by the Works Councils representing the employees at the Dieuze facility. As a result, in the third quarter we recorded a $6.2 million impairment charge that consists of $1.8 million of non-cash impairments of long-lived assets and $4.4 million (3.7 million EUR) of cash payments to be due to the buyer at closing.

On August 3, 2020 we announced that we entered into a definitive agreement to sell the Air Springs portion of our heavy-duty trucking business for $32.0 million in cash and a long-term promissory note with a face value of $7.5 million that will be stated at fair value. Subsequent to the announcement, we agreed with the purchaser to retain the outstanding account receivable in the United States, which aggregated $7.2 million at September 30, 2020. The purchase price is subject to adjustment based on the amount of cash and working capital on the closing date. We expect a negative net working capital adjustment on the closing date that approximates the net book value of the accounts receivable retained as a result of our agreement to retain the accounts receivable. The sale is expected to close in the fourth quarter of 2020 and is subject to antitrust approvals and typical closing conditions. We expect the gain or loss to be at approximately breakeven.
As a result of this definitive agreement, we classified the Air Springs business as held for sale and reclassified all assets and liabilities of the business to be sold as current assets and current liabilities held for sale on our consolidated balance sheet as of September 30, 2020.
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC, an affiliate of Arcline Investment Management, LP, pursuant to which we agreed to transfer all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC, to Arcline FM Holdings and to cause one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate purchase price of $450 million. This divestiture transaction was completed on January 21, 2020. Simultaneous with the closing of the divestiture transaction and to facilitate the continued operation of the business conducted by Fairbanks Morse during a transition period, our direct subsidiary, EnPro Holdings, and Arcline FM Holdings entered into a transition services agreement pursuant to which EnPro Holdings provided specified administrative services, including payroll services and ERP system support, to Arcline FM Holdings for periods of up to six months for specified service charges. As of July 31, 2020 these transition services had been concluded.
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

COVID-19 Response. The outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization (the "WHO") to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, such as oil and gas and automotive, are having and will continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Because of uncertainties with respect to the continuing severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
In March 2020, we established a COVID-19 Response and Support Team (the "Support Team"), which is made up of our global executive leadership team with representatives from each functional area within the organization. The Support Team is working diligently to manage our business continuity plans and coordinated response. We have planned for several contingency scenarios and have taken decisive, informed action to limit the spread of COVID-19 while ensuring the continuity of our businesses. We are leveraging direction from our internal safety protocols, international health organizations, such as the WHO and the Centers for Disease Control, as well as local governments. We have local response teams at each of our facilities who are available to respond to changes as they occur.
With respect to business operations and the protection of our employees, we have taken numerous actions including:

•Suspension of all non-essential travel;
•Implementation of mandatory work from home, where feasible;
•Expansion of information technology infrastructure to enable working remotely and holding virtual meetings;
•Implementation of employee testing and contact tracing;
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
•Creation of a dedicated communications platform and internal website to address questions from employees and provide frequent updates; and,
•Development of a virtual sales platform.
Although most of our businesses are granted "essential" business status under local government safety orders around the world, we have had to temporarily close several of our facilities. All of our primary manufacturing facilities are open and have not experienced significant supply chain disruptions. Additionally, each of our businesses has developed continuity and contingency plans, based on various scenarios in preparation for potential operational disruptions, to permit us to adjust production levels to demand. We cannot predict if and when further closures or production changes may arise as a result of implications related to the COVID-19 pandemic.
To help protect the strength of our financial position, we have implemented several measures including:

•Aggressive cost management initiatives;
•Discretionary spending reductions;
•Capital expenditure prioritization;
•Headcount optimization plans, as needed; and,
•Increased working capital monitoring to ensure timely accounts receivable collections and inventory level optimization.
Outlook
Financial highlights for the quarters and nine months ended September 30, 2020 and 2019 are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions, except per share data)
Net sales	$268.3	$299.0	$798.0	$919.2
Segment profit	$29.5	$28.4	$69.3	$94.9
Income (loss) from continuing operations attributable to EnPro Industries, Inc	$(21.6)	$(8.4)	$(14.8)	$16.0
Net income (loss) attributable to EnPro Industries, Inc.	$(19.7)	$(1.5)	$192.5	$35.5
Diluted earnings (loss) per share from continuing operations attributable to EnPro Industries, Inc.	$(1.05)	$(0.41)	$(0.72)	$0.77
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$13.8	$15.2	$37.9	$44.0
Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations [1]	$0.67	$0.73	$1.84	$2.11
Adjusted EBITDA [1]	$42.1	$42.7	$120.2	$126.1
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures at the end of this section.
During the nine months ended September 30, 2020, our end markets saw varied demand changes as a result of the economic impacts of the COVID-19 pandemic. Growth in the semiconductor and food and pharmaceutical markets, including the contribution from the businesses acquired in the second half of 2019, was more than offset by weakness in the heavy-duty truck, general industrial, automotive, aerospace, oil and gas, and petrochemical markets.
Our year-to-date segment profit decreased year over year primarily driven by restructuring actions taken within our Stemco heavy-duty truck brake products business and impairment charges associated with the pending sale of the bushing block business, as well as weakness in sales due to the challenging conditions of COVID-19. While these challenging conditions have continued to date and most of our businesses continue to experience reduced order levels compared to prior-year levels, our focus on cost management and the benefits of the portfolio reshaping helped us achieve increased segment adjusted EBITDA in the third quarter of 2020 compared to the prior year. For the fourth quarter, we anticipate year-over-year demand to be solid for both semiconductor and food and pharmaceutical markets, with continued softness in heavy duty truck, general industrial, oil and gas, petrochemical, and aerospace markets.

The net proceeds from the divestiture of Fairbanks Morse on January 21, 2020 have allowed us to deleverage our balance sheet. We believe our cash balance of $441 million at September 30, 2020 and the availability of $389 million for future borrowings on our Revolving Credit Facility will provide us with ample liquidity to continue the reshaping of the EnPro portfolio, subsequent to the closing of the Alluxa acquisition, and to endure a weak economic environment for an extended period. We remain committed to maintaining a strong balance sheet, focusing on aftermarket exposure and recurring revenue opportunities, and leveraging the EnPro Operating System for continuous improvement and increased value.
While the merger and acquisition environment has slowed as a result of the COVID-19 pandemic, in connection with our growth strategy, we will continue to evaluate making additional acquisitions to take advantage of opportunities that arise. While we have completed all the portfolio shaping divestitures contemplated in our 2020 plans (subsequent to the expected closing of the divestiture of the Air Springs business, the Shanghai facility of the Lunar® air disc brake business and the bushing block business in Dieuze, France in the fourth quarter), we will consider making additional divestitures over time, and under the right circumstances, to further our long-term strategic goals of refocusing our portfolio on businesses with compelling margins, leading technology, high cash flow return on investment, and favorable secular tailwinds.

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)
Sales
Sealing Products	$201.8	$219.5	$601.4	$668.0
Engineered Products	67.7	81.1	201.4	255.8
	269.5	300.6	802.8	923.8
Intersegment sales	(1.2)	(1.6)	(4.8)	(4.6)
Net sales	$268.3	$299.0	$798.0	$919.2
Segment Profit
Sealing Products	$33.0	$17.8	$69.5	$66.2
Engineered Products	(3.5)	10.6	(0.2)	28.7
Total segment profit	29.5	28.4	69.3	94.9
Corporate expenses	(11.7)	(8.1)	(27.3)	(25.5)
Interest expense, net	(3.9)	(3.8)	(11.4)	(12.5)
Other expense, net	(42.5)	(25.8)	(42.7)	(30.3)
Income (loss) from continuing operations before income taxes	$(28.6)	$(9.3)	$(12.1)	$26.6

Segment adjusted EBITDA[1]
Sealing Products	$45.4	$37.0	$127.8	$112.0
Engineered Products	7.9	14.8	21.1	42.0
Total segment adjusted EBITDA	$53.3	$51.8	$148.9	$154.0
1 A reconciliation of segment profit to segment adjusted EBITDA is located in "—Reconciliation of Non-GAAP Financial Measures."
Segment profit is total segment sales reduced by operating expenses, restructuring and other expenses identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, impairments of indefinite-lived trademarks, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.
Other expense, net in the table above contains all items included in other (operating) expense and other expense (non-operating) on our Consolidated Statements of Operations for the quarters and nine months ended September 30, 2020 and 2019 with the exception of $5.0 million, $1.4 million, $19.0 million, and $3.7 million, respectively, of restructuring costs. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the quarter and nine months ended September 30, 2020 and 2019 also includes $1.5 million, $1.1 million, $3.3 million, and $2.8 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Third Quarter of 2020 Compared to the Third Quarter of 2019

Sales of $268.3 million in the third quarter of 2020 decreased 10.3% from $299.0 million in the third quarter of 2019. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Third Quarter 2020 vs. Third Quarter 2019
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	1.5%	0.6%	(12.4)%	(10.3)%
Sealing Products	2.0%	0.2%	(10.3)%	(8.1)%
Engineered Products	—%	1.4%	(17.9)%	(16.5)%

Following are the key effects of acquisitions and divestitures on sales for the third quarter of 2020 compared to the same period in 2019:

•Acquisition of LeanTeq in September 2019
•Divestiture of the brake products business unit located in Rome, Georgia in September 2019
•Divestiture of Motor Wheel in September 2020

Following is a discussion of operating results for each segment during the third quarter of 2020:

Sealing Products. Sales of $201.8 million in the third quarter of 2020 reflect a 8.1% decrease compared to the $219.5 million reported in the same period of 2019. Excluding the favorable foreign exchange translation ($0.7 million) and the net impact of acquisitions and divestitures ($3.1 million), sales were down 10.3%, or $21.5 million. This decline was driven by a decline in demand in the heavy-duty truck and aerospace markets, as well as flat performance in general industrial and food and pharmaceutical markets.

Segment profit of $33.0 million in the third quarter of 2020 was a increase of 85.4% from $17.8 million reported in the same period of 2019. Operating margins for the segment increased from 8.1% in the third quarter of 2019 to 16.4% in the third quarter of 2020. Excluding a year-over-year decrease in restructuring and impairment costs ($4.0 million), a year-over-year decrease in acquisition-related costs ($4.3 million), and removing the favorable effect of acquisitions and divestitures ($10.2 million), segment profit decreased $3.4 million, or 11.7% compared to the prior year. The decrease in segment profit was driven by the aforementioned decrease in sales ($12.8 million), an unfavorable product mix ($1.6 million), and increased incentive compensation ($2.4 million), partially offset by selling general and administrative savings as a result of cost-savings initiatives ($3.8 million), reduced warranty charges ($3.5 million), manufacturing efficiencies driven by cost-saving activities ($4.6 million), and reduced travel ($1.8 million).

Engineered Products. Sales in the third quarter of 2020 decreased 16.5% to $67.7 million from $81.1 million reported in the same period of 2019. Excluding the impact of unfavorable foreign exchange translation ($1.0 million), sales were down 17.9% or $14.5 million primarily due to weakness in the automotive, general industrial, oil and gas, and petrochemical markets.

Segment loss in the third quarter of 2020 was $3.5 million compared to profit of $10.6 million in the same period of 2019, a decrease of $14.1 million, or 133.0%. Operating margins for the segment were (5.2)%, which was down from 13.1% in the third quarter of 2019. Excluding the impact of reduced acquisition expenses ($0.2 million), the favorable impact of foreign exchange translation ($0.1 million) and increased restructuring and impairment costs of ($7.6 million), segment profit decreased $6.8 million, or 60.9%, driven mainly by reduced sales ($10.1 million) and an unfavorable product mix ($1.5 million), partially offset by manufacturing efficiencies due to reduced headcount and restructuring activities ($1.8 million), reduced selling, general and administrative costs due to less travel and cost-saving restructuring activities ($2.3 million), and reduced travel ($0.7 million).

Corporate expenses for the third quarter of 2020 increased $3.6 million as compared to the same period in 2019. The increase was driven primarily by increased incentive compensation costs ($2.0 million), acquisition related costs, driven by the acquisition of Alluxa ($1.8 million), and increased professional service fees ($0.3 million), partially offset by reduced travel ($0.4 million).

Interest expense, net in the third quarter of 2020 remained about even with the prior year, with a increase of $0.1 million as compared to the same period of 2019.

Other expense, net in the third quarter of 2020 increased by $16.7 million as compared to the same period of 2019, primarily due to $16.1 million charge in the third quarter of 2020 related to impairments of indefinite-lived trademarks, a $7.4 million legal settlement of product liability claims in 2020, $6.3 million increase in environmental reserve adjustments and costs from previously disposed of businesses, and a $0.4 million increase in miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters, including COVID-19 responses, such as deep cleaning and additional personal protection equipment. These increases were partially offset by a $12.2 million decrease in losses on sales of business and $1.5 million decrease in pension (non-service) costs.

For the quarter ended September 30, 2020, in accordance with applicable accounting guidance, we modified our interim period income tax provision methodology. The volatility in jurisdictional income impacts our ability to effectively determine an annual effective tax rate. Accounting guidance provides an alternate approach under these circumstances, whereby the actual effective tax rate for the interim period is used. We applied this approach as it is a better representation of the tax expense allocable to the third quarter results.

The effective tax rates for the quarters ended September 30, 2020 and 2019 were 25.4% and 8.9%, respectively. The effective tax rate for the three months ended September 30, 2020 is primarily the result of lower pre-tax income overall, a geographical mix of lower pre-tax income in the U.S. combined with higher pre-tax income in higher tax foreign jurisdictions as well as the recognition of a deferred tax liability in the amount of $4.5 million associated with the Air Springs business classification as held for sale at September 30, 2020, and a $4.9 million tax benefit associated with the final regulations issued during the third quarter of 2020 under the Tax Cuts and Jobs Act.

Net loss was $19.7 million, or $(0.96) per share, in the third quarter of 2020 compared to net loss of $1.5 million, or $(0.08) per share, in the same period of 2019. Earnings per share is expressed on a diluted basis.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Sales of $798.0 million in the first nine months of 2020 decreased 13.2% from $919.2 million in the first nine months of 2019. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	1.7%	(0.4)%	(14.5)%	(13.2)%
Sealing Products	2.3%	(0.4)%	(11.9)%	(10.0)%
Engineered Products	—%	(0.6)%	(20.7)%	(21.3)%

Following are the key effects of acquisitions and divestitures on sales for the nine months of 2020 compared to the same period in 2019:

•Acquisition of The Aseptic Group in July 2019
•Acquisition of LeanTeq in September 2019
•Divestiture of the brake products business unit located in Rome, Georgia in September 2019
•Divestiture of Motor Wheel in September 2020
Following is a discussion of operating results for each segment during the first nine months of 2020:

Sealing Products. Sales of $601.4 million in the first nine months of 2020 reflect a 10.0% decrease compared to the $668.0 million reported in the same period of 2019. Excluding the unfavorable foreign exchange translation ($2.4 million), the impact of acquisitions ($38.1 million) from 2020 results and the sales from businesses that have since been divested ($26.0 million) from 2019 results, sales were down 11.9% or $76.3 million. This decline was due to decreased demand in the heavy-

duty truck, general industrial, aerospace, and power generation markets, despite growth in food and pharmaceutical and semiconductor markets.

Segment profit of $69.5 million in the first nine months of 2020 increased 5.0% from $66.2 million reported in the same period of 2019. Operating margins for the segment increased from 9.9% in the first nine months of 2019 to 11.6% in the first nine months of 2020. Excluding a year-over-year increase in restructuring and impairment costs ($11.0 million), unfavorable foreign exchange translation ($1.0 million), a year-over-year decrease in acquisition and divestiture-related costs ($4.5 million), and a net favorable year-over-year impact of acquisitions and divestitures ($17.2 million), segment profit decreased $6.5 million, or 7.8% compared to the prior year. The decrease in segment profit was driven by lower sales ($39.4 million), unfavorable product mix ($0.7 million), and increased incentive compensation ($0.7 million), partially offset by reduced selling, general and administration costs as a result of cost-saving activities ($11.9 million), material cost-savings ($5.0 million), reduced travel ($4.6 million), manufacturing production cost-saving initiatives ($4.0 million), reduced warranty expenses ($4.8 million), increased pricing ($2.6 million), and transactional foreign exchange impacts ($1.4 million).

Engineered Products. Sales in the first nine months of 2020 decreased 21.3% to $201.4 million from $255.8 million reported in the same period of 2019. Excluding the impact of unfavorable foreign exchange translation ($1.5 million), sales were down 20.7% or $52.9 million, primarily due to weakness in the automotive, general industrial, oil and gas, and petrochemical markets.

Segment loss in the first nine months of 2020 was $(0.2) million compared to segment profit of $28.7 million in the same period of 2019, a decrease of $28.9 million, or 100.7%. Operating margins for the segment were (0.1)%, which was down from 11.2% in the first nine months of 2019. Excluding the impact of unfavorable foreign exchange translation ($0.1 million), decreased acquisition and divestiture-related expenses ($0.7 million), and increased restructuring and impairment charges ($9.6 million), segment profit decreased $19.9 million, or 64.7%, driven mainly by decreased sales volume ($37.8 million) and an unfavorable product mix ($2.2 million), partially offset by lower selling, general and administrative costs due to cost-saving initiatives and lower travel ($8.6 million), improved manufacturing efficiencies driven by restructuring activities ($7.6 million), decreased travel ($2.0 million), and decreased incentive compensation costs ($2.0 million).

Corporate expenses for the first nine months of 2020 increased $1.8 million as compared to the same period in 2019. The increase was driven primarily by increased professional service fees ($2.5 million), increased acquisition costs ($1.9 million), partially offset by lower incentive compensation costs ($1.7 million) and less travel ($0.9 million).

Interest expense, net in the first nine months of 2020 decreased by $1.1 million as compared to the same period of 2019, primarily due to the lower average outstanding balance on our revolving credit facility.

Other expense, net in the first nine months of 2020 increased by $12.4 million as compared to the same period of 2019, primarily due to $16.1 million charge in the third quarter of 2020 related to impairments of indefinite-lived trademarks, a $7.4 million legal settlement of product liability claims in 2020, $5.9 million increase in environmental reserve adjustments and costs from previously disposed of businesses, and a $0.5 million increase in miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters, including COVID-19 responses, such as deep cleaning and additional personal protection equipment, these increases were partially offset by a $13.3 million decrease in losses on sales of business and $4.4 million decrease in pension (non-service) costs.

The effective tax rates for the nine months ended September 30, 2020 and 2019 were (17.9)% and 40.0%, respectively. The effective tax rate for the nine months ended September 30, 2020 is primarily the result of lower pre-tax income overall, a geographical mix of lower pre-tax income in the U.S. combined with the minimum tax on certain non-U.S. earnings, current year increase of valuation allowance against certain net operating losses and higher tax rates in most foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2019 reflects the minimum tax on certain non-U.S. earnings, higher tax rates in most foreign jurisdictions and adjustments to state net operating losses.
Loss from continuing operations attributable to EnPro Industries, Inc. was $14.8 million, or $(0.72) per share, in the first nine months of 2020 compared to income from continuing operations attributable to EnPro Industries, Inc. of $16.0 million, or $0.77 per share, in the same period of 2019. Earnings per share is expressed on a diluted basis.
Liquidity and Capital Resources
Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, and debt repayments have been funded from cash balances on hand, cash generated from operations and proceeds from divestitures including the sale of Fairbanks Morse in January 2020. Although the COVID-19 pandemic has adversely affected the general environment for acquisitions, we continue to consider acquisition opportunities. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have resources available, which are discussed in this section under the heading “Capital Resources.”
As of September 30, 2020, we held $184.7 million of our $441.0 million cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to access funds without a significant incremental tax cost, including repayment of intercompany loans or distributions of previously taxed income. In addition, as of September 30, 2020, we had a net current income tax receivable totaling $18.8 million.
Because of the transition tax and tax on the global intangible low-taxed income provisions, undistributed earnings of our foreign subsidiaries totaling $261.4 million at September 30, 2020 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Cuts and Jobs Act ("Tax Act"), or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

Cash Flows
Operating activities provided $48.4 million of cash in the first nine months of 2020 and $91.1 million of cash in the first nine months of 2019. The year-over-year change was driven by decreased income from continuing operations and taxes paid which primarily related to the sale of discontinued operations, partially offset by decreased working capital requirements.
Investing activities provided $439.5 million of cash in the first nine months of 2020 and used $324.0 million of cash during the first nine months of 2019. The increase in cash provided was driven by $453.9 million in cash proceeds from the sale of businesses, primarily driven by the closing on the sale of Fairbanks Morse in January 2020.
Financing activities used $160.0 million of cash in the first nine months of 2020, primarily from $136.5 million net repayment on our revolving credit facility and term loan, $5.3 million in cash used to repurchase shares and $16.2 million in dividends paid. Financing activities in the first nine months of 2019 provided $166.1 million, primarily from $150 million in proceeds from a new term loan facility, and a $51.8 million net draw on the revolver, partially offset by $15.0 million in cash used to repurchase shares and $15.7 million in dividends paid.
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

We were in compliance with all covenants of the Revolving Credit Facility as of September 30, 2020.

The borrowing availability at September 30, 2020 under the Revolving Credit Facility was $388.6 million, representing the full $400.0 million of availability less $11.4 million reserved for outstanding letters of credit. We have $147.1 million of outstanding borrowings on our Term Loan Facility. The Credit Agreement requires us to apply the net cash proceeds of certain asset sales and involuntary dispositions that are not invested in operating assets (other than current assets) within 365 days after receipt, in the event the aggregate net proceeds in any fiscal year equal or exceed $5.0 million, to prepay loans outstanding under the Credit Agreement and establish cash collateral equal to the amount of any outstanding letters of credit issued under the Credit Agreement. This requirement applies to the net cash proceeds received in the divestiture of Fairbanks Morse and could require us to prepay in the first quarter of 2021 amounts then outstanding under the Facilities, including the Term Loan Facility, and provide cash collateral for outstanding letters of credit issued under the Credit Agreement, to the extent we do not sufficiently invest in such operating assets by then. In such event, the Credit Agreement would permit continued borrowing under the Revolving Credit Agreement after the prepayment of such amounts, though no further borrowing would be available under the Term Loan Facility.

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

Share Repurchase Program. In October 2018, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares. During the nine months ended September 30, 2020, we repurchased 0.1 million shares for $5.3 million. Prior to the expiration of the authorization in October 2020, we repurchased 0.3 million shares for $20.3 million. In October 2020, our board of directors authorized the expenditure of up to $50 million for the repurchase of our outstanding common shares through October 2022.

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 20 sites. At 17 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 20 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site.

Our costs at 14 of the 20 sites relate to remediation projects for soil and/or groundwater contamination at or near former operating facilities that were sold or closed.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of September 30, 2020 and December 31, 2019, we had accrued liabilities aggregating $31.4 million and $36.0 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which is our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since

2016, we incurred $0.9 million in costs related to this matter. Our future remediation costs could be significantly greater than the $2.6 million remaining accrual at September 30, 2020. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
See the section below entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” for additional information.
In addition to the Crucible environmental matters discussed above, EnPro Holdings received a notice from the EPA dated February 19, 2014 asserting that EnPro Holdings is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator in 1954 and 1955 of two uranium mines in Arizona. On October 15, 2015, EnPro Holdings received another notice from the EPA asserting that it is a potentially responsible party as the successor to the former operator of six additional uranium mines in Arizona. In 2015, we reserved $1.1 million for the minimum amount of probable loss associated with the first two mines identified by the EPA, including the cost of the investigative work to be conducted at such mines. During 2016, we reserved an additional $1.1 million for the minimum amount of probable loss associated with the six additional mines, which includes estimated costs of investigative work to be conducted at the eight mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In the third quarter of 2017, we increased the reserve by $1.9 million to perform investigations required by the Settlement Agreement to determine the nature and extent of contamination at each site with the investigations anticipated to be completed by the end of 2020. In the fourth quarter of 2018, we increased the reserve by $1.0 million for the estimated reimbursement of the EPA's costs to oversee these investigations. The balance in the reserve as of September 30, 2020 is $1.0 million. We cannot at this time estimate a reasonably possible range of loss associated with remediation or other incremental costs related to these mines.
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
On April 7, 2017, the State of Mississippi through its Attorney General filed suit against EnPro Holdings and Goodrich Corporation (EnPro's former corporate parent), in Mississippi Circuit Court in Yalobusha County seeking recovery of all costs and expenses to be incurred by the State in remediating the groundwater contamination, punitive damages and attorney’s fees. The additional reserve established in the year ended December 31, 2017, noted above, did not include any estimate of contingent loss associated with this lawsuit other than due to remediation and other actions with respect to this site based on existing MDEQ orders described above. Mediation of the case was conducted on October 20 and 21, 2020. We entered into a Definitive Agreement with the State to settle these claims requiring payment by EnPro Holdings of $14 million. Payment is to be made by no later than November 10, 2020. In connection with this settlement, we increased our accrual for liabilities associated with this matter to $17.7 million at September 30, 2020 and recorded an associated expense of $14 million in the quarter and nine months ended September 30, 2020.
In light of the settlement of a prior lawsuit brought by Yalobusha County and the Board of Trustees of the Yalobusha County General Hospital, and installation and operation of additional remediation systems, for the fourth quarter of 2019, we further increased our reserve for this matter, including the remediation matters described above, by $4.7 million. The balance in the reserve as of September 30, 2020 is $17.7 million. Based upon limited information regarding any incremental remediation or other actions that may be required at the site, we cannot estimate any further loss or a reasonably possible range of loss related to this matter.
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
Changes in the product warranty liability for the nine months ended September 30, 2020 and 2019 are as follows:

	2020	2019
	(in millions)
Balance at beginning of year	$10.1	$9.4
Net charges to expense	1.4	6.2
Settlements made	(3.5)	(3.8)
Balance at end of period	$8.0	$11.8
BorgWarner

A subsidiary of BorgWarner asserted claims against our subsidiary, GGB France E.U.R.L. (“GGB France”), regarding certain bearings supplied by GGB France to BorgWarner and used by BorgWarner in manufacturing hydraulic control units included in motor vehicle automatic transmission units supplied to a customer of BorgWarner, mainly that the bearings caused performance problems with and/or damage to the transmission units, leading to associated repairs and replacements. BorgWarner and GGB France participated in a technical review before a panel of experts to determine, among other things, whether there were any defects in such bearings that were a cause of the damages claimed by BorgWarner, including whether GGB France was required to notify BorgWarner of a change in the source of a raw material used in the manufacture of such bearings. This technical review was a required predicate to the commencement of a legal proceeding for damages. The expert panel issued a final report on technical and financial matters on April 6, 2017. On October 25, 2017, BorgWarner initiated a legal proceeding against GGB France with respect to this matter by filing a writ of claim with the Commercial Court of Brive, France. The parties briefed their legal positions and court hearings concluded in late 2019.
The Commercial Court of Brive, France, issued its ruling on September 21, 2020. In responding to the BorgWarner claim of approximately 31 million EUR and BorgWarner’s customer’s claim for costs, the Court found in favor of BorgWarner in the amount of 10.4 million EUR as damages for financial loss, 931,000 EUR as reimbursement for expenses, 256,000 EUR for expert proceedings, and 100,000 EUR for reimbursement for expenses incurred by BorgWarner’s customer. The court did not enforce BorgWarner’s demand for payment of the award and ruled that payment of the award is stayed through appeal, noting the factual complexity of the case.
On November 2, 2020, GGB France and BorgWarner entered into an agreement to settle the claims against each other, pursuant to which GGB France will pay to BorgWarner 6.6 million EUR and the parties will release each other for all claims against each other related to the lawsuit.
Accordingly, we have increased the accrual for the matter at September 30, 2020 to 6.6 million EUR from the accrual of 0.4 million EUR associated with this matter established in the second quarter of 2016 and recorded an associated expense of 6.2 million EUR in the third quarter.

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
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-GST Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-GST Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims related to the Pre-GST Coverage Block and anticipates further collections once the Trust begins making claims payments on non-GST Claims.
As of September 30, 2020, approximately $4.2 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. We believe that all of the $4.2 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. In the fourth quarter of 2020, we anticipate billing an insurer in the GST Coverage Block at least $0.7 million for GST Claims paid by the Trust to date.
We also believe that EnPro Holdings will bill, and could collect over time, as much as $10 million of insurance coverage for non-GST asbestos claims to reimburse it for Trust payments to non-GST Trust claimants. After EnPro Holdings collects the first approximately $3 million of that coverage, remaining collections for non-GST asbestos claims from the Pre-GST Coverage Block will be shared equally with the Trust.
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $4.2 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at September 30, 2020 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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
The reported amounts of income from discontinued operations, net of income taxes; net cash provided by operating activities of discontinued operations; net cash used in investing activities of discontinued operations; as well as assets and liabilities held for sale as reflected in the following summarized consolidating financial information relate solely to Fairbanks Morse which is the discontinued operation reported in the consolidated financial statements included in this report. Fairbanks Morse was a guarantor of the Senior Notes. Upon the sale of Fairbanks Morse on January 21, 2020, Fairbanks Morse ceased to be a guarantor of the Senior Notes. In addition, on January 31, 2020, we completed the sale of EnPro Learning Systems, LLC, which was a guarantor of the Senior Notes. On that date, EnPro Learning Systems, LLC ceased to be a guarantor of the Senior Notes. The net sales, gross profit, income, assets, liabilities, and cash flows of EnPro Learning Systems, LLC at and for the year ended December 31, 2019 and its net sales, gross profit, income, and cash flows for the six months ended September 30, 2020 prior to its sale were insignificant.
The following tables present summarized consolidating financial information for (i) EnPro Industries, Inc. (the "Parent") and the Guarantor Subsidiaries on a combined basis after intercompany eliminations, (ii) the Non-Guarantor Subsidiaries on a combined basis and (iii) the eliminations necessary to arrive at our consolidated results. Because each of Fairbanks Morse and EnPro Learning Systems, LLC were guarantors of the Senior Notes at and during the year ended December 31, 2019, they are included as Guarantor Subsidiaries in the following tables presenting information at and for the year ended December 31, 2019. However, because each of Fairbanks Morse and EnPro Learning Systems, LLC ceased to be guarantors of the Senior Notes as a result of their respective sale completed during the nine months ended September 30, 2020, they are included as Non-Guarantor Subsidiaries in the following tables presenting information at and for the six months ended September 30, 2020. The consolidating financial information reflects our investments in subsidiaries using the equity method of accounting. These tables are not intended to present our results of operations, cash flows or financial condition for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting, including requirements under the Indenture. Eliminations include adjustments to remove the investment in and equity in earnings from the Non-Guarantor Subsidiaries from the Parent and Guarantor Subsidiaries column to present the summarized consolidating information in accordance with the Indenture.
The summarized consolidating results of operations for the nine months ended September 30, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$479.2	$406.1	$(87.3)	$798.0
Gross profit	128.5	143.8	—	272.3
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	(37.3)	22.5	—	(14.8)
Income (loss) from discontinued operations, net of taxes	208.0	(0.7)	—	207.3
Equity in earnings of subsidiaries, net of tax	21.8	—	(21.8)	—
Net income	$192.5	$21.8	$(21.8)	$192.5
Comprehensive income attributable to EnPro Industries, Inc.	$198.8	$28.5	$(28.5)	$198.8
The summarized consolidating statements of cash flows for nine months ended September 30, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$(21.9)	$69.9	$0.4	$48.4
Net cash provided by investing activities of continuing operations	437.4	2.1	—	439.5
Net cash provided by (used in) financing activities of continuing operations	(160.0)	0.4	(0.4)	(160.0)
Net cash used in operating activities of discontinued operations	—	(6.2)	—	(6.2)
Effect of exchange rate changes on cash and cash equivalents	—	(1.9)	—	(1.9)
Net increase in cash and cash equivalents	255.5	64.3	—	319.8
Cash and cash equivalents at beginning of period	0.9	120.3	—	121.2
Cash and cash equivalents at end of period	$256.4	$184.6	$—	$441.0
The summarized consolidating balance sheets at September 30, 2020 were as follows:

	Parent and Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets held and used	$446.6	$350.4	$(21.7)	$775.3
Current assets held for sale	15.9	25.3	—	$41.2
Non-current assets	627.6	579.9	—	$1,207.5
Investment in Non-Guarantor Subsidiaries	723.4	—	(723.4)	—
Total assets	$1,813.5	$955.6	$(745.1)	$2,024.0
LIABILITIES AND EQUITY
Current liabilities held and used	$132.0	$116.7	$(21.7)	$227.0
Current liabilities held for sale	0.4	15.7	—	$16.1
Non-current liabilities	584.7	99.8	—	684.5
Total liabilities	717.1	232.2	(21.7)	927.6
Redeemable non-controlling interest	30.5	—	—	30.5
Shareholders’ equity	1,065.9	723.4	(723.4)	1,065.9
Total liabilities and equity	$1,813.5	$955.6	$(745.1)	$2,024.0

The table above reflects $14.4 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $7.3 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.
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

We believe that it would be helpful to the readers of the financial statements to understand the impact of certain selected items on our reported income from continuing operations attributable to EnPro Industries, Inc. diluted earnings per share attributable to EnPro Industries, Inc. continuing operations, and adjusted segment EBITDA, including items that may recur from time to time. The items adjusted for in this schedule are those that are excluded by management in budgeting or projecting for performance in future periods, as they typically relate to events specific to the period in which they occur. This presentation is intended to permit readers to better compare the Company to other diversified industrial manufacturing companies that do not incur the sporadic impact of restructuring activities, costs associated with previously disposed of businesses, or other selected items. We acknowledge that there are many items that impact a company's reported results and this list is not intended to present all items that may have impacted these results.
A reconciliation of (i) income (loss) from continuing operations attributable to EnPro Industries, Inc. to adjusted income from continuing operations attributable to EnPro Industries, Inc., (ii) segment profit to adjusted segment EBITDA, and (iii) net income (loss) from continuing operations attributable to EnPro Industries, Inc. to adjusted EBITDA for the quarters and nine months ended September 30, 2020 and 2019 is as follows:

	Quarters Ended September 30,
	2020				2019
(Stated in millions, except per share data)	$	Average common shares outstanding, diluted (millions)	Per share		$	Average common shares outstanding, diluted (millions)	Per share
Loss from continuing operations attributable to EnPro Industries, Inc.	$(21.6)	20.5 [4]	$(0.76)		$(8.4)	20.6 [4]	$(0.41)
Income from redeemable non-controlling interest, net of taxes	(0.3)				—
Income tax benefit	7.3				0.9
Loss from continuing operations before income taxes	(28.6)				(9.3)
Adjustments
Restructuring and impairment costs	5.0				1.4
Environmental reserve adjustments and other costs associated with previously disposed businesses	14.8				8.5
Net loss on sale of businesses	3.1				15.3
Acquisition and divestiture expenses	3.2				5.9
Pension expense (income) (non-service cost)	(0.7)				0.8
Non-controlling interest compensation allocation[2]	0.5				—
Impairment of indefinite-lived trademarks	16.1				—
Legal settlement	7.4				—
Other	0.3				0.1
Adjusted income from continuing operations before income taxes	21.1				22.7
Adjusted income tax expense [3]	(7.0)				(7.5)
Income from redeemable non-controlling interest, net of taxes	(0.3)				—
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$13.8	20.6	$0.67	1	$15.2	20.7	$0.73	1

	Nine Months Ended September 30,
	2020				2019
(Stated in millions, except per share data)	$	Average common shares outstanding, diluted (millions)	Per share		$	Average common shares outstanding, diluted (millions)	Per share
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$(14.8)	20.5 [4]	$(0.42)		$16.0	20.8	$0.77
Income from redeemable non-controlling interest, net of taxes	(0.5)				—
Income tax expense	(2.2)				(10.6)
Income (loss) from continuing operations before income taxes	(12.1)				26.6
Adjustments
Restructuring and impairment costs	23.9				3.6
Environmental reserve adjustments and other costs associated with previously disposed businesses	15.5				9.6
Net loss on sale of businesses	2.0				15.3
Acquisition and divestiture expenses	4.5				7.9
Pension expense (income) (non-service cost)	(2.0)				2.4
Non-controlling interest compensation allocation[2]	1.6				—
Impairment of indefinite-lived trademarks	16.1				—
Legal settlement	7.4				—
Other	0.4				0.2
Adjusted income from continuing operations before income taxes	57.3				65.6
Adjusted income tax expense [3]	(18.9)				(21.6)
Income from redeemable non-controlling interest, net of taxes	(0.5)				—
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$37.9	20.6	$1.84	1	$44.0	20.8	$2.11
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

4 There were 0.1 million potentially dilutive shares in the quarter and nine months ended September 30, 2020 and 0.1 million potentially dilutive shares in the quarter ended September 30, 2019 that were excluded from the calculation of consolidated earnings per share in the respective period since they were antidilutive. These shares were added back for the purpose of calculating adjusted net income per share for that period.

The environmental reserve adjustments and other costs associated with previously disposed businesses, net gain on sale of business, and pension expense (settlement and other non-service cost) are included as part of other expense. The non-controlling interest compensation allocation, acquisition and divestiture expenses, legal settlement, and other costs are included in selling, general and administrative and other operating expenses. Restructuring and impairment costs are included as part of other operating expense and cost of sales.

Reconciliation of Segment Profit to Adjusted Segment EBITDA

	Quarter Ended September 30, 2020
	Sealing Products	Engineered Products	Total Segments
Segment profit (loss)	$33.0	$(3.5)	$29.5
Adjustments
Acquisition and divestiture expenses	1.3	—	1.3
Non-controlling interest compensation allocations [1]	0.5	—	0.5
Restructuring and impairment costs	(2.9)	7.9	5.0
Depreciation and amortization expense	13.5	3.5	17.0
Adjusted segment EBITDA	$45.4	$7.9	$53.3
Adjusted segment EBITDA margin	22.5%	11.7%	19.9%

	Nine months ended September 30, 2020
	Sealing Products	Engineered Products	Total Segments
Segment profit (loss)	$69.5	$(0.2)	$69.3
Adjustments
Acquisition and divestiture expenses	2.6	—	2.6
Non-controlling interest compensation allocations [1]	1.6	—	1.6
Restructuring and impairment costs	13.0	10.9	23.9
Depreciation and amortization expense	41.1	10.4	51.5
Adjusted segment EBITDA	$127.8	$21.1	$148.9
Adjusted segment EBITDA margin	21.3%	10.5%	18.7%
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

	Quarter Ended September 30, 2019
	Sealing Products	Engineered Products	Total Segments
Segment profit	$17.8	$10.6	$28.4
Adjustments
Acquisition and divestiture expenses	5.7	0.2	5.9
Restructuring and impairment costs	1.1	0.3	1.4
Depreciation and amortization expense	12.4	3.7	16.1
Adjusted segment EBITDA	$37.0	$14.8	$51.8
Adjusted segment EBITDA margin	16.9%	18.2%	17.3%

	Nine Months Ended September 30, 2019
	Sealing Products	Engineered Products	Total Segments
Segment profit	$66.2	$28.7	$94.9
Adjustments
Acquisition and divestiture expenses	7.2	0.7	7.9
Restructuring and impairment costs	1.9	1.3	3.2
Depreciation and amortization expense	36.7	11.3	48.0
Adjusted segment EBITDA	$112.0	$42.0	$154.0
Adjusted segment EBITDA margin	16.8%	16.4%	16.8%

For a reconciliation of segment profit to income from continuing operations, please refer to "—Results of Operations."
Reconciliation of Net Income (Loss) Attributable to EnPro Industries, Inc. to Adjusted EBITDA

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to EnPro Industries, Inc.	$(19.7)	$(1.5)	$192.5	$35.5
Adjustments to arrive at earnings before interest, income taxes, depreciation, and amortization (EBITDA)
Income from discontinued operations, net of taxes	(1.9)	(6.9)	(207.3)	(19.5)
Income from redeemable non-controlling interest, net of taxes	0.3	—	0.5	—
Interest expense, net	3.9	3.8	11.4	12.5
Income tax (benefit) expense	(7.3)	(0.9)	2.2	10.6
Depreciation and amortization expense	17.1	16.2	51.5	48.0
EBITDA	(7.6)	10.7	50.8	87.1
Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (adjusted EBITDA)
Restructuring and impairment costs	5.0	1.4	23.9	3.6
Environmental reserve adjustments and other costs associated with previously disposed businesses	14.8	8.5	15.5	9.6
Net loss on sale of businesses	3.1	15.3	2.0	15.3
Acquisition and divestiture expenses	3.2	5.9	4.5	7.9
Pension expense (income) (non-service cost)	(0.7)	0.8	(2.0)	2.4
Non-controlling interest compensation allocations [1]	0.5	—	1.6	—
Impairment of indefinite-lived trademarks	16.1	—	16.1	—
Legal settlement	7.4	—	7.4	—
Other	0.3	0.1	0.4	0.2
Adjusted EBITDA	$42.1	$42.7	$120.2	$126.1
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $2.4 million and $5.2 million at September 30, 2020 and December 31, 2019, respectively.
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

Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that due to a material weakness in our internal control over financial reporting which existed at December 31, 2019 and which has not yet remediated, our disclosure controls and procedures continued to not be effective as of September 30, 2020.

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

Although we have made substantial progress toward the remediation of the identified deficiencies and have assessed that our internal controls surrounding the quarterly tax provision are effective for the second and third quarters of 2020; to fully remediate the material weakness identified we must successfully finalize the design of our annual tax internal controls and successfully execute these controls for the year ending December 31, 2020.

We will continue to implement our remediation plan and to monitor the design and effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above under the caption “Remediation Plan,” there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a “pandemic,” has spread across the globe and is impacting worldwide economic activity. The impact of COVID-19 has adversely affected our business and financial results for the three and nine months ended September 30, 2020, and we expect that it will negatively impact our business and financial results into 2021 and possibly in subsequent years depending on the length of the pandemic and its economic repercussions. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, such as oil and gas and automotive, are having and will continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Certain of our businesses are experiencing reduced levels compared to prior-year level, expectations of further reductions in sales levels could result in asset impairment charges. Because of uncertainties with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
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
In 2019, approximately 48% of our revenues were generated outside the United States. We operate businesses with manufacturing facilities around the world. Accordingly, to the extent that general economic conditions in the United States may improve over time, our results of operations may continue to be adversely affected in other areas of the world that may continue to experience COVID-19 outbreaks and that remain subject to governmental restrictions affecting business activities that impact the demand for our products and services or prevent us from resuming full operations in those jurisdictions.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2020.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2020	—		—		—	$29,674,397	(1)
August 1 - August 31, 2020	—		—		—	$29,674,397	(1)
September 1 - September 30, 2020	907	(2)	$56.54	(2)	—	$29,674,397	(1)
Total	907	(2)	$56.54	(2)	—	$29,674,397	(1)
(1)On October 31, 2018, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on October 31, 2018. Pursuant to this authorization, $29,674,397 remained available at the end of the period.

(2)In September 2020, a total of 907 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 109 were valued at a price of $57.46, the closing trading price of our common stock on September 16, 2020, and 798 of these shares were valued at a price of $56.41 per share, the closing trading price of our common stock on September 30, 2020. Accordingly, the total 907 shares were valued at a weighted average price of $56.54. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
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
Merger Agreement dated as of September 25, 2020 among EnPro Industries, Inc., Vision Investment, LLC, Vision Investment Merger Sub, Inc., Alluxa, Inc., Michael Scobey, as representative of the equityholders of Alluxa, Inc. and certain specified shareholders of Alluxa, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed by EnPro Industries, Inc. on September 28, 2020 (File No. 001-31225))

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 3rd day of November, 2020.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller