Form 10-K
period 2020-12-31
ENPRO INDUSTRIES, INC
filed 2021-03-01
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
   Yes ☒   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2020 was $1,009,608,894. As of February 19, 2021, there were 20,754,267 shares of common stock of the registrant outstanding, which includes 181,826 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III.

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
Today, we are a leader in designing, developing, manufacturing, servicing, and marketing proprietary engineered industrial products and serve a wide variety of customers in varied industries around the world. Over the past year and a half, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives, described in “Acquisitions” and “Dispositions” below, have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries. As of December 31, 2020, our continuing operations had 45 primary manufacturing and service facilities located in 13 countries, including the United States.
Our sales from continuing operations by geographic region in 2020, 2019 and 2018 were as follows:

	2020	2019	2018
	(in millions)
United States	$555.7	$630.2	$736.2
Europe	244.2	301.2	278.6
Other	274.1	274.3	259.3
Total	$1,074.0	$1,205.7	$1,274.1
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

Acquisitions
On October 26, 2020, a subsidiary of EnPro formed for this purpose (the "Alluxa Acquisition Subsidiary") acquired all of the equity securities of Alluxa, Inc. ("Alluxa"), a privately held, California-based company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. Alluxa's products are developed through a proprietary coating process using state-of-the-art advanced equipment. Alluxa is included as part of the Advanced Surface Technologies segment.

Alluxa works in collaboration with customers across major end markets to provide customized, complex precision coating solutions through its specialized technology platform and proprietary processes. Alluxa has long-standing customer relationships across its diversified customer base, serving customers across the Americas, Europe, and Asia. Founded in 2007, Alluxa has two locations in California and is headquartered in Santa Rosa, California.

The cash purchase price of Alluxa was $238.4 million, net of cash acquired. We funded the purchase with available cash and rollover equity from Alluxa executives. In connection with the completion of the transaction, we entered into a limited liability operating agreement with respect to the Alluxa Acquisition Subsidiary in connection with the rollover transaction, with three equity owners of Alluxa, who were also executives of Alluxa, receiving approximately 7% of the equity interests of the Alluxa Acquisition Subsidiary in return for their contribution of the rollover shares of Alluxa.
In September 2019, Lunar Investment LLC ("Lunar"), a subsidiary of EnPro, acquired all of the equity securities of LeanTeq Co, LTD. and its affiliate LeanTeq LLC (collectively referred to as "LeanTeq"). As part of the transaction, two of the equity owners of LeanTeq, who were executives of the acquired entity (the "LeanTeq Executives"), acquired approximately a 10% ownership share of Lunar in the form of rollover equity. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq primarily provides refurbishment services for critical components and assemblies used in state-of-the-art semiconductor manufacturing equipment. This equipment is used to produce technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment services have historically represented approximately 65% of LeanTeq's total sales. LeanTeq’s suite of services includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added services. LeanTeq is included as part of our Advanced Surface Technologies segment.
In July 2019, we acquired 100% of the stock of The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL, collectively referred to as “Aseptic”), a privately-held company which distributes, designs and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. Aseptic, headquartered in Limonest, France, is included as part of our Garlock division within the Sealing Technologies segment.
The combined purchase price of the LeanTeq and The Aseptic Group acquisitions was approximately $338.5 million, net of cash acquired and including the equity rollover from the LeanTeq Executives.

Dispositions
On December 31, 2020, we sold the shares of Technetics Group UK Limited ("Technetics Group UK") for a nominal cash purchase price. As part of the agreement with the buyer, we delivered to the buyer £148,000 of cash to fund value added tax ("VAT") payments due for VAT liabilities already incurred and £50,000 for working capital. We incurred a loss upon the sale of approximately £976,000 ($1.3 million).
On November 30, 2020, we closed on the sale of our bushing block business of our Engineered Materials segment principally located in Dieuze, France. The products of the bushing block business were sold into general industrial and automotive markets. Prior to finalizing the sale of the business, we determined the assets to be impaired and recorded a $6.2 million impairment charge in the third quarter that consisted of $1.8 million of non-cash impairments of long-lived assets and $4.4 million of cash payments due to the buyer at closing. The impairment charge was recorded in other operating expenses on our consolidated statement of operations. Upon closing of the business, we recorded a $0.1 million gain on the sale of business in other non-operating expense on our consolidated statement of operations. Total charges related to the exit of our bushing block business were $6.1 million.
On November 20, 2020, we completed the sale of the Air Springs portion of our heavy-duty trucking business for $23.1 million in cash, net of an estimated working capital adjustment and fees, and a long-term promissory note with a fair-value of $6.4 million (face value of $7.5 million). As part of the agreement with the buyer, we retained the U.S. accounts receivable for the business, which created a large working capital adjustment at closing. The amount of retained accounts receivable in the U.S. was approximately $8.6 million, of which approximately $2.0 million was outstanding at December 31, 2020. The purchase price is subject to final working capital adjustments. In the fourth quarter, we recorded a $0.1 million non-cash loss on sale of business to in the fourth quarter of 2020.
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands in the second quarter of 2020, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees. This transaction resulted in a $3.1 million loss on sale of the business in other non-operating expense on our consolidated statements of operations, composed of a $3.0 million non-cash loss on the sales of assets and a $0.1 million loss on other expenses. Prior to finding a buyer of the brands, we determined the assets were impaired and recorded restructuring and impairment charges of $7.4 million in other operating expenses on our consolidated statements of operations. Total losses on the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands recorded in 2020 were $10.5 million.
In the second quarter of 2020 we entered into an agreement to sell the Lunar® air disc brake business located in both the U.S. and in Shanghai, China. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million recorded in non-operating income on our consolidated statement of operations. The sale of the Lunar® manufacturing facility located in Shanghai, China closed in the fourth quarter of 2020 for $0.9 million, resulting in no gain or loss. Prior to closing on the sale of the business, we determined the assets to be impaired and recorded a $2.1 million impairment charge, of which $1.6 million was related to impairment of long-lived assets and $0.5 million related to the impairment of inventory. The impairment of long-lived assets was recorded in other operating expense and the impairment of inventory was recorded in cost of sales on our consolidated statement of operations. Total net loss related to the exit of the Lunar® air disc brake business was $1.9 million.
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC (“Arcline FM Holdings”), an affiliate of Arcline Investment Management, LP, pursuant to which we sold all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC (“Fairbanks Morse”), to Arcline FM Holdings and caused one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate sales price of $450 million. This divestiture transaction was completed on January 21, 2020. Fairbanks Morse manufactured heavy-duty, medium-speed reciprocating engines used primarily in marine and power generation applications and comprised our entire Power Systems segment. In light of the entry into the definitive agreement in December 2019 to divest Fairbanks Morse, we classified the Power Systems segment as a discontinued operation for the fourth quarter and full year 2019, and all prior quarterly and annual financial results of EnPro have been recast to reflect the Power Systems segment as a discontinued operation. Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 2 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the disposition of Fairbanks Morse). We recorded a pretax gain of $274.3 million in the first quarter of 2020 as a result of this transaction.

In September 2019, we sold certain assets and certain liabilities of our brake products business unit located in Rome, Georgia, which was included in our Sealing Technologies segment. The aggregate sales price for the transaction was $6.8 million, of which we received $3.6 million in September 2019 at the closing of the sale of the business and $0.1 million in the fourth quarter of 2019 that was applied to the sale of the building, which closed in February 2020. On the closing of the sale of the building, we received $2.9 million and received the balance of $0.2 million in the fourth quarter of 2020.
In the second quarter of 2018, we commenced the exit from our industrial gas turbine business in the Sealing Technologies segment located in Oxford, Massachusetts ("Technetics Group Oxford"). Technetics Group Oxford was a supplier of components for industrial gas turbines. We sold the land and building at this location in June 2018, resulting in a realized gain of $21.7 million.  We incurred severance expenses of $3.8 million, net tangible asset write downs of $1.8 million, write-offs of customer relationship intangible assets associated with the business of $19.1 million, and other costs related to the restructuring of $0.5 million.  The exit resulted in total net restructuring costs of $3.5 million.
After attempts to sell the ATDynamics business during the fourth quarter of 2019, in January 2020, we decided to shut down the ATDynamics business, which manufactured aerodynamic products for the commercial trucking industry and was included in the Stemco division of our Sealing Technologies segment. As a result of the unsuccessful sales process, we reviewed the carrying amounts of long-lived assets at December 31, 2019 and determined the carrying amounts were not recoverable. As a result of this assessment, we recorded a $2.6 million impairment loss in the fourth quarter of 2019. In connection with the decision to shut down the business, we decided to not complete and sell the inventory we had on hand and recognized an additional $1.5 million inventory impairment.

Operations
We manage our business as three segments: a Sealing Technologies segment, an Advanced Surface Technologies segment and an Engineered Materials segment. Our reportable segments are managed separately based on differences in their products and services and their end-customers. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 19 to our Consolidated Financial Statements. Item 7 contains information about sales and profits for each segment, and Note 19 contains information about each segment’s sales by major end market, capital expenditures, depreciation and amortization, and assets.

Sales by market for the year ended December 31, 2020 were as follows:

Other, 0.6%
Aerospace, 4.6%
Semiconductors, 16.0%
Automotive, 6.4%
Chemical and Material Processing, 9.0%
Power Generation, 5.9%
Food and Pharmaceutical, 5.0%
Oil and Gas, 8.1%
General Industrial, 22.0%
Medium-Duty/Heavy-Duty Truck, 22.5%

Sealing Technologies Segment
Overview. Our Sealing Technologies segment includes three operating divisions, Garlock, Technetics and Stemco, that serve a wide variety of industries where performance and durability are vital for safety and environmental protection. Our products are used in many demanding environments, such as those characterized by high pressure, high temperature and chemical corrosion, and many of our products support critical applications with a low tolerance for failure.
Garlock consists of two companies: Garlock Sealing Technologies and Garlock Hygienic Technologies, which includes Rubber Fab and The Aseptic Group. Together, they design, manufacture and sell sealing products, including: single-use hygienic seals, tubing, components and assemblies; metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; hydraulic components; expansion joints; and pipeline casing spacers/isolators.
Gasket products are used for sealing flange joints in chemical, petrochemical and pulp and paper processing facilities where high pressures, high temperatures and corrosive chemicals create the need for specialized and highly engineered sealing products. Our products are also used in sanitary markets such as food and beverage and pharmaceuticals where product integrity and safety are extremely important. We sell these gasket products under the Garlock®, Gylon®, Blue-Gard®, Stress-Saver®, Bio-Pro®, Tuf-Steel®, Detectomer®, LINK-SEAL®, and Flexseal® brand names. These products have a long-standing reputation for performance and reliability within the industries we serve.
Dynamic elastomeric seals are used in rotating applications to contain the lubricants that protect the bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications, they are subject to wear. Durability, performance, and reliability are, therefore, critical requirements of our customers. These rotary seals are used in demanding applications in the steel, mining and pulp and paper processing industries under well-known brand names including Model 64®.
Compression packing is used to provide sealing in pressurized, static and dynamic applications such as pumps and valves. Major markets for compression packing products are the pulp and paper, mining, petrochemical and hydrocarbon processing industries. Branded products for these markets include EVSP™, Synthepak® and Graph-lock®.
Technetics Sealing designs, manufactures and sells high performance metal seals, mechanical seals, elastomeric seals, edge-welded bellows, and a wide range of polytetrafluoroethylene (PTFE) products. These products are used in extreme applications for a variety of industries, including semiconductor, aerospace, power generation, oil and gas, life sciences and other markets. Brands include HELICOFLEX®, FELTMETAL™, TEXOLON®, CEFILAC GPA®, VITAFLEX®, CEFIL'AIR®, and ORIGRAF®.

Stemco designs, manufactures and sells commercial vehicle components and systems including: preadjusted hub systems; seals; hubcaps; mileage collection products; bearings; locking fasteners; suspension components, such as steering knuckle king-pins and bushings, spring pins and bushings and other polymer bushing components. Its products primarily serve the medium and heavy-duty commercial vehicle market. Product brands include STEMCO®, STEMCO Kaiser®, GritGuard®, Guardian HP®, Voyager®, Discover®, Pro-Torq®, Zip-Torq®, Sentinel®, Defender™, DataTrac®, and QwikKit®.
Customers. Our Sealing Technologies segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Solutions are offered to a broad range of global customers, with approximately 43% of sales delivered to customers outside the United States in 2020. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA, Bayer, BASF Corporation, Chevron, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Wabash Trailer, Great Dane Trailer, Mack Volvo Corporation, Daimler Corporation, PACCAR, Carlisle Interconnect Technologies, Schlumberger, and Flextronics.
Competition. Competition in the markets we serve is based on proven product performance and reliability, as well as price, customer service, application expertise, technical support, delivery terms, breadth of product offering, reputation for quality, and the availability of product. Our leading brand names, including Garlock®, Technetics®, and STEMCO®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Consolidated Metco, Firestone, Saint-Gobain, Eaton Corporation, Parker Hannifin Corporation, and Miropro Co. Ltd.
Raw Materials and Components. Our Sealing Technologies segment uses PTFE resins, aramid fibers, specialty elastomers, elastomeric compounds, graphite and carbon, common and exotic metals, cold-rolled steel, leather, aluminum die castings, nitrile rubber, powdered metal components, and various fibers and resins. We believe all of these raw materials and components are readily available from various suppliers.
Advanced Surface Technologies Segment
Overview. The Advanced Surface Technologies segment includes three operating businesses, Technetics Semiconductor, LeanTeq, and Alluxa, that apply proprietary technologies, processes, and capabilities to deliver highly differentiated suites of products and services for the most challenging applications in high growth markets. Our products and services are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure.
Technetics Semiconductor designs and manufactures complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, thin film coatings, and edge-welded metal bellows for the semiconductor equipment industry. These capabilities are also leveraged for high reliability in critical applications for space, aerospace and defense markets.
LeanTeq provides cleaning, coating, testing, refurbishment and verification services for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. LeanTeq offers highly differentiated, proprietary, technology-enabled processes through a comprehensive service offering, market-leading process tool expertise, and broad materials proficiency. These capabilities extend the service life cycle of parts and shorten the time for cleaning of chamber components.
Alluxa manufactures specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. Its products are developed through a proprietary coating process using state-of-the-art, advanced equipment. Alluxa partners with customers across major end markets to provide customized, complex precision coating solutions through Alluxa’s specialized technology platform and proprietary processes.
Customers. Our Advanced Surface Technologies segment sells products and services to original equipment manufacturers (“OEMs”), industrial agents and distributors, and end users worldwide. Advanced Surface Technologies products and services are offered to global customers, with approximately 31% of sales delivered to customers outside the United States in 2020. Representative customers include leading global manufacturers of semiconductor manufacturing equipment, such as Applied Materials and ASML, as well as manufacturers of equipment used in the life sciences and industrial technology industries and government defense contractors. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry and the loss of one or more of those key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Competition. Competition in the markets we serve is based on proven performance and reliability, as well as price, customer service, application expertise, technical support, delivery terms, breadth of product and service offerings, reputation for quality, global footprint and the availability of products and services. Our leading brand names, including AlluxaTM, LeanTeq™ and Belfab®, have been built upon long-standing reputations for high performance, reliability and repeatability. In addition, the breadth, performance and quality of our product and service offerings have made us a preferred supplier among our end users, OEMs, agents and distributors. We believe that our significant competitive advantages include our technological knowledge, proprietary processes, manufacturing and analytical capabilities and record of performance, which enable us to satisfy the substantial upfront qualification processes required by many of our customers. In the semiconductor cleaning space, our competitors include a limited number of other providers of cleaning services, primarily in Taiwan, Japan, Korea and the United States, with no provider having a dominant global market position. The optical coatings market is highly fragmented, with numerous small competitors to Alluxa. Competitors of Technetics Semiconductor include Mirapro, FMI/NGK, KSM and Senior Flexonics.
Raw Materials and Components. Our Advanced Surface Technologies segment uses ultra-high purity chemicals, fluoropolymers, elastomeric compounds, technical ceramics, rare earth materials, specialty substrates, common and exotic metals. We believe all of these raw materials and components are readily available from various suppliers.
Engineered Materials Segment
Overview. Our Engineered Materials segment includes two high performance engineered material businesses: GGB and Compressor Products International (CPI).
GGB designs, manufactures and sells self-lubricating, non-rolling, metal polymer, engineered plastics, and fiber reinforced composite bearing products. The bearing surfaces are often made of PTFE or a mixture that includes PTFE to provide maintenance-free performance and reduced friction. GGB's bearing products typically perform as sleeve bearings or thrust washers under conditions of no lubrication, minimal lubrication or pre-lubrication. These products are used in a wide variety of markets such as the automotive, aerospace, pump and compressor, construction, power generation and general industrial markets. GGB has approximately 12,000 bearing part numbers of different designs and physical dimensions. GGB is a leading and well-recognized brand name and sells products under brand names including DU®, DP4®, DX®, DS™, HI-EX®, EP®, SY™, HPMB®, and GAR-MAX® .
CPI designs, manufactures, sells and services components for reciprocating compressors and engines. These components, which include packing and wiper rings, piston and rider rings, compressor valve assemblies, divider block valves, compressor monitoring systems, lubrication systems and related components are utilized primarily in the refining, petrochemical, natural gas gathering, storage and transmission, and general industrial markets. Brand names for our products include Hi-Flo™, Valvealert™, EMISSIONGUARD™, ProFlo®, SAFEGUARD®, Neomag®, CVP®, XDC™, POPR®, Twin Ring™, Liard™ and Proven Solutions for the Global Compression Industry™. CPI includes the oil and gas component of Garlock Pipeline Technologies, Inc.'s (GPT) business, which designs, manufactures, and sells critical service flange gaskets, seals and electrical flange isolation kits used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications, and crude oil and natural gas pipeline/transmission line applications. GPT products are sold under brand names including Evolution®, VCS®, VCFS®, VCXT®, PGE™, LineBacker®, Riser-Wrap®, ElectroStop®, ElectroSeal™, and ElectroJoint®.
Customers. The Engineered Materials segment sells its products to a diverse customer base worldwide, with approximately 72% of sales delivered to customers outside the United States in 2020. GGB has customers worldwide in all major industrial sectors, and supplies products directly to customers through GGB’s own local distribution system and indirectly to the market through independent agents and distributors. CPI sells its products and services globally through its internal sales force, independent sales representatives, distributors, and service centers.
Competition. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery, and price. GGB’s competitors include Kolbenschmidt Pierburg AG, Saint-Gobain’s Norglide division, and Federal-Mogul Corporation. In the markets served by CPI, the primary competitive drivers are trusted solutions with personalized customer care, product quality, availability, engineering support, and price. CPI competes against other component manufacturers and service providers, such as Cook Compression, Hoerbiger Corporation, Graco, and numerous smaller component manufacturers, and, with respect to GPT, other providers in the isolation market space, including competitors that have endeavored to reverse-engineer GPT's products.
Raw Materials. GGB’s major raw material purchases include steel coil, bronze powder, bronze coil, PTFE and aluminum. GGB sources components from a number of external suppliers. CPI’s major raw material purchases include PTFE, polyetheretherketone (PEEK), compound additives, bronze, steel, and stainless steel bar stock. With respect to GPT, CPI also purchases glass reinforced epoxy sheets, tubes and washers, fluoroelastomer, EPDM rubber, metallic E-ring seals and C-ring seals, as well as proprietary coatings. We believe all of these raw materials and components are readily available from various suppliers, though there are limited suppliers for certain other minor, but critical, raw materials.
Research and Development
The goal of our research and development effort is to strengthen our product portfolios for traditional markets while simultaneously creating distinctive and breakthrough products and services. We utilize a process to move product and service innovations from concept to commercialization, and to identify, analyze, develop and implement new product concepts and opportunities aimed at business growth.
We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development spending typically is directed toward the development of new sealing products for the most demanding environments, the development of technology to support the cleaning and refurbishment of process critical semiconductor manufacturing equipment components, and the development of bearing products and materials with increased load carrying capability and superior friction and wear.
Backlog
At December 31, 2020, we had a backlog of orders of continuing operations valued at $212.5 million compared with $190.7 million at December 31, 2019. Approximately 6.1% of the backlog is expected to be filled beyond 2021. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. Because of our short lead times and some seasonality, for most of our business backlog is not a meaningful indicator of future performance.
Quality Assurance
We believe the quality of our products and services is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis, and coordinate measuring machines. We are able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our Computer Numerical Control ("CNC") machinery. In addition, we perform quality control tests on parts that we outsource. As a result, we are able to significantly reduce the number of defective parts and therefore improve efficiency, quality and reliability.
As of December 31, 2020, 37 of our manufacturing and service facilities were ISO 9000, QS 9000 and/or TS 16949 certified. Sixteen of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
Patents, Trademarks and Other Intellectual Property
We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these patents and trademarks. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have unpatented proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use. Except for proprietary formulations and know-how in our Advanced Surface Technologies segment, we do not consider our business as a whole to be materially dependent on any particular patent, patent right, trademark, trade secret or license granted or group of related patents, patent rights, trademarks, trade secrets or licenses granted.
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

Human Capital
As of December 31, 2020, we had approximately 4,400 employees, of which approximately 55% are in North America, 28% in Europe, 16% in Asia Pacific, and 1% in South America.
Approximately 14% of our employees are members of trade unions. Union agreements relate, among other things, to wages, hours, and conditions of employment.
We strive to create an environment where all employees can flourish. We are a dual bottom line company where human development is viewed as being equally important to financial results. This "Dual Bottom Line" philosophy is the backbone from which we operate. We believe human development leads to financial performance and the pursuit of financial performance results in human development. Our core values of Safety, Excellence and Respect drive our focus on the way we do business and care for our people.
Our culture is focused around four primary intentions: Deliberately Dual Bottom Line, Deliberately Doubling, Deliberately Developmental and Deliberately Diverse. “Deliberately” underscores the importance and focus we place on these intentions as our company evolves. As noted above, "Deliberately Dual Bottom Line" represents our commitment to helping people learn to develop themselves as a co-equal goal to financial performance. “Deliberately Doubling” emphasizes our intent to grow EnPro through innovative approaches that lead to significant customer benefits and positive returns for EnPro. “Deliberately Developmental” describes our focus on using our daily work to help our employees develop themselves and achieve their career goals. We foster a culture of learning and development because we believe that continuously improving ourselves will lead to personal and company success. Finally, "Deliberately Diverse" underscores our belief that a diverse workforce is critical to our success and we have increased our focus on growing an inclusive workplace.
Our senior leadership is committed to an inclusive and diverse workforce, which is exemplified by our CEO’s direct involvement in many of our key Diversity and Inclusion ("D&I") initiatives. In 2020, our senior leadership team delivered bias training to our global employee population and our CEO leads several of our platforms that foster an inclusive workplace. Our talent acquisition practices further support our commitment to a diverse workforce. We require diverse candidate slates as well as diverse interview panels and have implemented tools and structures to reduce bias during the interview and selection process. As a result, our percentage of female promotions in the U.S. has increased by 10% since January 2019. Female and minority representation among our senior leadership team has increased by 5% since December 2019. During calendar 2020, we hosted 32 weekly “Courageous Conversations/Mid-Week Mindfulness Sessions”, which are open to all employees globally. We host quarterly calls for our employee resource groups, such as Women@EnPro, Women in Engineering, LGBTQ+ and community of color employees. These platforms further create and promote spaces at EnPro that encourage our colleagues to bring their whole selves to work.
As part of our commitment to our people, we provide a comprehensive compensation and benefits program that is designed to attract and retain employees. Our programs are designed to meet the changing needs of our employees and their families. In the U.S., this includes a company-wide minimum wage of $15 per hour, a 401k plan with company match, an award-winning wellbeing program, flexible vacation and time off policies that include a new “take what you need” program for salaried employees, enhanced employee assistance programs, paid family leave, tuition assistance, and comprehensive healthcare benefits that includes medical, prescription drug, dental, life, disability, health savings accounts, flexible spending accounts, critical illness, and accidental, death and dismemberment coverages.
We have demonstrated extreme care and compassion for our employees during the COVID-19 crisis. We delivered programs that cared for our employee’s physical needs, while also implementing several initiatives that provided emotional connection, and fostered psychological safety during these challenging times. The positive impact of our care, compassion and flexible programs is demonstrated by our employee retention rates. In particular, the retention rate of women (in the United States) at EnPro has remained the same over the past year, which is a remarkable achievement for a year in which hundreds of thousands of women have left the U.S. workforce, disproportionately to men, due to impacts of the pandemic.
In connection with our commitment to promoting diversity and improving the communities where our employees live and work, in 2020, we officially launched the EnPro Foundation to support charitable, educational, and other organizations working to advance education, equality, diversity, and the preservation of human dignity. We have initially funded the foundation for $1 million.
Safety remains one of our three core values and we have worked hard to develop a world-class safety program and culture. Our commitment to safety has resulted in our being the only public company to have been recognized on three separate occasions by EHS Today as “America’s Safest Company”. 2020 was the safest year in the history of our company as measured by medical treatment case rates.

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

Risks Related to COVID 19

COVID-19 has, and is expected to continue to, adversely affect our business and results of operations
The impact of COVID-19 pandemic adversely affected our business and financial results for 2020, and we expect that it will negatively impact our business and financial results into 2021 and possibly in subsequent years depending on the length of the pandemic and its economic repercussions. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, such as oil and gas, aerospace, and automotive, are having and may continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Certain of our businesses are experiencing reduced levels compared to prior-year level, expectations of further reductions in sales levels could result in asset impairment charges. Because of uncertainties with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
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
In 2020, approximately 48% of our revenues were generated outside the United States. We operate businesses with manufacturing and service facilities around the world. Accordingly, to the extent that general economic conditions in the United States may improve over time, our results of operations may continue to be adversely affected in other areas of the world that may continue to experience COVID-19 outbreaks, including as a result of delays in the administration of vaccines, and that remain subject to governmental or other health-related restrictions affecting business activities that impact the demand for our products and services or prevent us from resuming full operations in those jurisdictions.
Risks Related to Our Business
Our business and some of the markets we serve are cyclical and distressed market conditions could have a material adverse effect on our business.
The markets in which we sell our products and services, particularly chemical companies, petroleum refineries, heavy-duty trucking, semiconductor manufacturing, capital equipment and the automotive industry, are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales and results of operations. A prolonged and severe downward cycle in our markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face intense competition that could have a material adverse effect on our business.
We encounter intense competition in almost all areas of our businesses. Customers for many of our products and services are attempting to reduce the number of vendors from which they purchase. To remain competitive, we need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We also need to develop new products and services to continue to meet the needs and desires of our customers. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, some of our competitors are larger than we are and have substantially greater financial resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns. Certain of our products and services may also experience transformation from unique branded products to undifferentiated price sensitive products and services. This commoditization may be accelerated by low-cost foreign competition. Changes in the replacement cycle of certain of our products and services, including because of improved product and service quality or improved maintenance, may affect aftermarket demand for such products and services. Initiatives designed to distinguish our products and services through superior service, continuous improvement, innovation, customer relationships, technology, new product acquisitions, bundling with key services, long-term contracts or market focus may not be effective. Pricing and other competitive pressures could adversely affect our business, financial condition, results of operations and cash flows.
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
The prices for some of the raw materials we purchase increased in 2020. In addition to organic changes in the prices of raw materials, the prices of some of our raw materials may increase due to the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows.
If we are unable to protect our intellectual property rights and knowledge relating to our products and services, our business and prospects may be negatively impacted.
We believe that proprietary products, processes, and technology are important to our success. If we are unable to adequately protect our intellectual property and know-how, our business and prospects could be negatively impacted. Our efforts to protect our intellectual property through patents, trademarks, service marks, domain names, trade secrets, copyrights, confidentiality, non-compete and nondisclosure agreements and other measures may not be adequate to protect our proprietary rights. Patents issued to third parties, whether before or after the issue date of our patents, could render our intellectual property less valuable. Questions as to whether our competitors’ products or services infringe our intellectual property rights or whether our products and services infringe our competitors’ intellectual property rights may be disputed. In addition, intellectual property rights may be unavailable, limited or difficult to enforce in some jurisdictions, which could make it easier for competitors to capture market share in those jurisdictions.
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
In general, we are the owner of the rights to the products and services that we manufacture and provide. However, we also license certain intellectual property from various entities. These licenses are subject to renewal and it is possible we may not successfully renegotiate these licenses or they could be terminated in the event of a material breach. If this were to occur, our business, financial condition, results of operations and cash flows could be adversely affected.
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
Our products and services are often used in critical applications, which could expose us to potentially significant product liability, warranty and other claims and recalls. Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial condition.
Our products and services are often used in critical applications in demanding environments, including in the nuclear, oil and gas, automotive, aerospace and pharmaceutical industries. Accordingly, product and service failures can have significant consequences and could result in significant product liability, warranty and other claims against us, regardless of whether our products and services caused the incident that is the subject of the claim, and we may have obligations to participate in the recall of products in which our products are components, if any of the components or services we supply prove to be defective. We endeavor to identify and obtain in established markets insurance agreements to cover certain significant risks and liabilities, though insurance against some of the risks inherent in our operations (such as insurance covering down-stream customer product recalls) is either unavailable or available only at rates or on terms that we consider excessive. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers, including limitations on liability and indemnification. In some cases, we are unable to obtain such contractual protections, and when we do, such contractual protection may not be as broad as we desire, may not be supported by adequate insurance maintained by the customer, or may not be fully enforceable in the jurisdictions in which our customers are located. Such insurance or contractual protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim or product recall for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.
Our business may be adversely affected by information technology disruptions.
Our business may be impacted by information technology disruptions, including information technology attacks. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or corporate funds, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We have been subject to these attacks, including attempts to redirect otherwise valid payments to fraudulent accounts, and although we believe that we have adopted appropriate measures and procedures to mitigate potential risks to our systems from information technology-related disruptions, it is possible that a cybersecurity attack could be successful in breaching the measures and procedures designed to protect our systems. In such an event, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, misappropriation of corporate funds, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We identified a material weakness in our internal control over financial reporting and there can be no assurance that another material weakness will not be identified in the future.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. During 2019, management identified deficiencies in the Company’s internal control over financial reporting that existed on December 31, 2018, and these deficiencies constituted a material weakness in our internal control over financial reporting. A material weakness (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework (2013 version)” and accordingly that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) were not effective. This material weakness resulted in a revision to our consolidated financial statements as of and for the year ended December 31, 2018, though the errors corrected in such revision were not material, and were related solely to the determination of the provision for income taxes. We have been actively engaged in developing and implementing a remediation plan designed to address the deficiencies in our internal control over financial reporting that led to this material weakness, and measures necessary to fully remediate the identified deficiencies were in place as of December 31, 2020. Although we have remediated these deficiencies, we cannot assure you that other material weaknesses will not occur in the future. Ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock.
Our business could be materially adversely affected by numerous other risks, including rising healthcare costs, changes in environmental laws and other unforeseen business interruptions.
Our business may be negatively impacted by numerous other risks. For example, medical and other healthcare costs may continue to grow faster than general inflation or employees may receive more or higher cost services in future periods. Initiatives to address these costs, such as consumer driven health plan packages, may not successfully reduce these expenses to the extent expected or required. Failure to offer competitive employee benefits may result in our inability to recruit or maintain key employees. Other risks to our business include potential changes in environmental rules or regulations, which could negatively impact our manufacturing processes, or changes to the magnitude of costs at existing environmental sites. Use of certain chemicals and other substances could become restricted or such changes may otherwise require us to incur additional costs which could reduce our profitability and impair our ability to offer competitively priced products. Additional risks to our business include global or local events which could significantly disrupt our operations. Terrorist attacks, natural disasters, political insurgencies, pandemics and electrical grid disruptions and outages are some of the unforeseen risks that could negatively affect our business, financial condition, results of operations and cash flows.
Risks Related to Our M&A Activities
We have made and expect to continue to make acquisitions, which could involve certain risks and uncertainties.
We expect to continue to make acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses and potential loss of key management employees or customers of the acquired business. In addition, internal controls over financial reporting of acquired companies may not be up to required U.S. public company standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.
Risks Related to Our Prior Ownership of Disposed Businesses
We have exposure to some contingent liabilities relating to previously owned businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows in any fiscal period.
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
Claims could arise relating to products, facilities or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, EnPro has entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the Environmental Protection Agency for the assessment and potential remediation of eight surface uranium mines in Arizona on the basis that our EnPro Holdings subsidiary, through which we hold most of our operating subsidiaries, was a potentially responsible party under federal environmental laws as the successor to a former operator in the 1950s of those mines. Similarly, in connection with a facility located in Water Valley, Mississippi, which was divested in 1996 and has trichloroethylene soil and groundwater contamination, EnPro has entered into an Agreed Order with the Mississippi Department of Environmental Quality pursuant to the requirements of which EnPro has developed and is implementing a corrective action work plan addressing both the sources of contamination at the facility and areas where the contamination has migrated, which include areas with residential homes and commercial and local government facilities. Further, we could potentially be liable with respect to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of a corporate predecessor of EnPro Holdings, and electrical transformers manufactured prior to May 1994 by Central Moloney, another former operation of that corporate predecessor.
We have established reserves related to some of these liabilities based upon our best estimates in accordance with generally accepted accounting principles in the United States. However, if our insurance coverage is depleted or our reserves are not adequate, environmental and other liabilities relating to discontinued operations could have a material adverse effect on our financial condition, results of operations and cash flows.

Risks Related to Our International Operations
We conduct a significant amount of our sales and service activities outside of the U.S., which subjects us to additional business risks, including foreign exchange risks, that may cause our profitability to decline.
Because we sell our products and provide services in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2020, we derived approximately 48% of our net sales from sales of our products and services outside of the U.S. Outside the U.S., we operate 26 primary manufacturing and service facilities located in 12 countries. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:
•unfavorable fluctuations in foreign currency exchange rates, including long-term contracts denominated in foreign currencies;
•adverse changes in foreign tax, legal and regulatory requirements;
•difficulty in protecting intellectual property;
•government embargoes, tariffs and trade protection measures, such as “anti-dumping” duties applicable to classes of products, and import or export licensing requirements, as well as the imposition of trade sanctions against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products or otherwise reduce our sales and harm our business;
•cultural norms and expectations that may sometimes be inconsistent with our Code of Conduct and our requirements about the manner in which our employees, agents and distributors conduct business;
•differing labor regulations;
•political and economic instability, including instabilities associated with European sovereign debt uncertainties and the future continuity of membership of the European Union; and
•acts of hostility, terror or war.
Any of these factors, individually or together, could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, tapered roller bearings manufactured at our facilities in China that are imported into the United States before re-sale to customers are currently subject to “anti-dumping” duties imposed by the U.S. Department of Commerce based on its periodic review and analysis of our manufacturing and selling activities or the manufacturing and selling activities of larger Chinese suppliers of these products. Such duties, if imposed at higher levels, could materially adversely affect the commercial competitiveness of these products, which could adversely affect the business and results of operations of our Sealing Technologies segment.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile.
A relatively small number of shares are normally traded in any one day and higher volumes could have a significant effect on the market price of our common stock. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this section and elsewhere in this report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability.
Because our quarterly revenues and operating results may vary significantly in future periods, our stock price may fluctuate.
Our revenue and operating results may vary significantly from quarter to quarter. A high proportion of our costs are fixed, due in part to significant selling and manufacturing costs. Small declines in revenues could disproportionately affect operating results in a quarter and the price of our common stock may fall. Other factors that could significantly affect quarterly operating results include, but are not limited to:
•demand for our products and services;
•the timing and execution of customer contracts;
•the timing of sales of our products and services;
•contractual penalties for late delivery of long lead time products;
•increases in costs due to equipment or labor issues;
•changes in foreign currency exchange rates;
•changes in applicable tax rates;
•an impairment of goodwill or other intangibles at one of our reporting units;
•unanticipated delays or problems in introducing new products;

•announcements by competitors of new products, services or technological innovations;
•changes in our pricing policies or the pricing policies of our competitors;
•increased expenses, whether related to sales and marketing, raw materials or supplies, product development or administration;
•major changes in the level of economic activity in major regions of the world in which we do business;
•costs related to possible future acquisitions or divestitures of technologies or businesses;
•an increase in the number or magnitude of product liability or environmental claims;
•our ability to expand our operations and the amount and timing of expenditures related to expansion of our operations, particularly outside the U.S.; and
•economic assumptions and market factors used to determine postretirement benefits and pension liabilities.
Various provisions and laws could delay or prevent a change of control.
The anti-takeover provisions of our articles of incorporation and bylaws and provisions of North Carolina law could delay or prevent a change of control or may impede the ability of the holders of our common stock to change our management. In particular, our articles of incorporation and bylaws, among other things:
•require a supermajority shareholder vote to approve any business combination transaction with an owner of 5% or more of our shares unless the transaction is recommended by disinterested directors;
•limit the right of shareholders to remove directors and fill vacancies;
•regulate how shareholders may present proposals or nominate directors for election at shareholders’ meetings; and
•authorize our board of directors to issue preferred stock in one or more series, without shareholder approval.
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
We are headquartered in Charlotte, North Carolina and have 45 primary manufacturing and service facilities located in 13 countries, including the U.S. The following table outlines the location, business segment and size of our largest facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York	Sealing Technologies	Owned	690,000
Longview, Texas	Sealing Technologies	Owned	219,000
Thorofare, New Jersey	Engineered Materials	Owned	171,000
Foreign
Annecy, France	Engineered Materials	Owned	196,000
Suzhou, China	Engineered Materials	Owned	152,000
Mexico City, Mexico	Sealing Technologies	Owned	128,000
Heilbronn, Germany	Engineered Materials	Owned	127,000
Sucany, Slovakia	Engineered Materials	Owned	109,000
Saint Etienne, France	Sealing Technologies	Owned	108,000
Neuss, Germany	Sealing Technologies	Leased	97,000
Our manufacturing capabilities are flexible and allow us to tailor the manufacturing process to increase performance and value for our customers and meet particular specifications. We also maintain numerous sales offices and warehouse facilities in strategic locations in the U.S., Canada and other countries. We believe our facilities and equipment are generally in good condition and are well maintained and able to continue to operate at present or higher than current levels.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Marvin A. Riley	46	President, Chief Executive Officer and Director
J. Milton Childress II	63	Executive Vice President and Chief Financial Officer
Robert S. McLean	56	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Steven R. Bower	62	Senior Vice President, Controller and Chief Accounting Officer
Jerry L. Johnson	50	Senior Vice President, Strategy, Corporate Development and Investor Relations
Susan E. Sweeney	57	Senior Vice President and Chief Human Resources Officer
Ronald R. Angelillo	50	Vice President, Tax
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

Jerry L. Johnson was appointed as EnPro’s Senior Vice President, Strategy, Corporate Development and Investor Relations in September 2020. Immediately prior to joining the Company, Mr. Johnson was a founding member and Partner of the private equity firm RLJ Equity Partners since 2007. Mr. Johnson’s career also includes experience as a White House Fellow, merchant banker with Donaldson, Lufkin & Jenrette, and as a management consultant with McKinsey & Company.

Susan E. Sweeney is currently Senior Vice President and Chief Human Resources Officer, having been appointed to those positions in February 2020. She served as President, GGB division, from September 2013 until September 2020. In 2014, she was conferred an Ed.D degree in Organizational Leadership. Dr. Sweeney served as Vice President of Global Operations GGB from November 2011 to September 2013 and served as Director of Operations, North America GGB from April 2010 to November 2011. Prior to joining EnPro, she held positions of increasing responsibility with General Motors Corp. from 1985 to 2009.

Ronald R. Angelillo joined EnPro in October 2019 and has served as Vice President, Tax, since December 2019. Immediately prior to joining the Company, Mr. Angelillo served as Senior Director Global Tax Operations with XPO Logistics, from November 2018 through October 2019. Mr. Angelillo also served as Senior Vice President, Accounting for Income Tax Operations with Bank of America from June 2016, through September 2018 and as Director, Global Tax Reporting with Stanley Black & Decker from July 2011 through June 2016. Mr. Angelillo also served as Tax Senior Manager with Deloitte from October 2006 through July 2011. Prior to that Mr. Angelillo held tax roles with increasing levels of responsibility from June 1996 through October 2006, with PricewaterhouseCoopers, United Technologies Corporation and Aetna Inc. Mr. Angelillo is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
As of December 31, 2020, there were 2,352 holders of record of our common stock.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2020.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2020	—		—		—	$29,674,397	(1)
November 1 – November 30, 2020	—		—		—	$29,674,397	(1)
December 1 – December 31, 2020	685	(2)	$75.31	(2)	—	$29,674,397	(1)
Total	685	(2)	$75.31	(2)	—	$29,674,397	(1)

(1)In October 2018, our board of directors authorized a two-year program for expenditures of up to $50.0 million of our outstanding common shares. Prior to the expiration of this authorization in October 2020, we repurchased a total of 0.3 million shares. In October of 2020, our board of directors authorized a new expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under the new authorization.
(2)In December 2020, a total of 685 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 89 shares were valued at a price of $73.91 per share, the closing trading price of our common stock on December 16, 2020, and 596 of these shares were valued at a price of $75.52 per share, the closing trading price of our common stock on December 31, 2020. Accordingly, the total 685 shares were valued at a weighted average price of $75.31. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

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
Each of the returns is calculated assuming the investment of $100 in each of the securities on December 31, 2015, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2015, and continuing through December 31, 2020. Past performance is not necessarily indicative of future performance.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable. The Company has elected early compliance with the changes effected to Items 301 and 302 of Regulation S-K by Securities and Exchange Commission Release No. 33-10890 (effective February 10, 2021).

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
Forward-Looking Statements
This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: impacts from the COVID-19 pandemic and governmental responses to limit the further spread of COVID-19, including impacts on our operations, and the operations and businesses of our customers and vendors, including whether our operations and those of our customers and vendors will continue to be treated as “essential” operations under government orders restricting business activities or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of our company’s operations to be halted for some period of time; uncertainty with respect to the duration and severity of these impacts from the COVID-19 pandemic, including impacts on the general economy and the markets served by our customers; the extent to which the impacts from the COVID-19 pandemic could result in a reduction in demand for our products and services; general economic conditions in the markets served by our businesses and those of our customers, some of which are cyclical and experience periodic downturns, such as recent disruptions in the pricing of oil and gas, prices and availability of its raw materials; uncertainties with respect to our ability to achieve anticipated growth within the semiconductor, life sciences and other technology-enabled markets; the impact of fluctuations in relevant foreign currency exchange rates; unanticipated delays or problems in introducing new products; announcements by competitors of new products, services or technological innovations; changes in pricing policies or the pricing policies of competitors; and the amount of any payments required to satisfy contingent liabilities related to discontinued operations and discontinued operations of our predecessors, including liabilities for certain products, environmental matters, employee benefit obligations and other matters. We advise you to read further about certain of these and other risk factors set forth in Item 1A of this annual report, entitled “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement, either as a result of new information, future events or otherwise, except as may be required by law. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 45 primary manufacturing and service facilities located in 13 countries, including the United States. Over the past year and a half, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives, which are described below, have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries.
We manage our business as three segments: a Sealing Technologies segment, an Advanced Surface Technologies segment, and an Engineered Materials segment.
Our Sealing Technologies segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, hole forming products, bellows and bellows assemblies, PTFE products, and heavy-duty commercial vehicle parts used in wheel-end and suspension components. These products are used in a variety of industries, including chemical and petrochemical processing, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.
Our Advanced Surface Technologies segment applies proprietary technologies, processes, and capabilities to deliver highly differentiated suites of products and services for the most challenging applications in high growth markets. The segment’s products and services are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s services include cleaning, coating, testing, refurbishment and verification services for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. The segment also designs, manufactures and sells specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, thin film coatings, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets.
Our Engineered Materials segment includes operations that design, manufacture and sell self-lubricating, non-rolling metal-polymer, engineered plastics, and fiber reinforced composite bearing products, precision engineered components and lubrication systems for reciprocating compressors and engines, critical service flange gaskets, seals and electrical flange isolation kits used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications, and crude oil and natural gas pipeline/transmission line applications. These products are used in a wide range of applications, including the automotive, aerospace, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
In the fourth quarter of 2020, we evaluated our internal reporting and determined to have a new segment as the result of internal reorganizations and the acquisition of Alluxa. Our new segment, Advanced Surface Technologies, is composed of Alluxa and our semiconductor businesses, which includes our LeanTeq and Technetics Semiconductor businesses, previously reported in our Sealing Technologies segment within our Technetics reporting unit. The change involved the transfer of $180.1 million of goodwill from the Sealing Technologies segment to our Advanced Surface Technologies segment.
As a result of this transition, our Technetics reporting unit was tested for impairment both before and after the allocation of goodwill and the newly formed Semiconductor reporting unit (composed of LeanTeq and Technetics Semiconductor businesses) was tested after the allocation. We determined that the Technetics reporting unit was not impaired prior to the transfer of goodwill. After the transfer, the Technetics Sealing reporting unit was allocated $67.7 million of goodwill and, as of our allocation date of December 1, 2020, we determined it was not impaired as its fair value exceeded its carrying value by 26%. We also determined that our Semiconductor reporting unit, allocated $180.1 million of goodwill as of our allocation date of December 1, 2020, was not impaired and its fair value exceeded its carrying value by 2%. Any change in assumptions, including forecasted performance or external market information used in our fair value calculation, including the determination of our discount rate, could result in a future impairment of the goodwill allocated to the Semiconductor reporting unit.
We determined our weighted average cost of capital ("WACC") for our Semiconductor reporting unit, used in our discounted cash flow analysis, to be 12.0% at our allocation date of December 1, 2020. If the WACC used in this assessment would increase by one percentage point, we estimate that the carrying value of the Semiconductor reporting unit would exceed the fair value by approximately $20.0 million and would result in a corresponding impairment.
To estimate the fair value of our reporting units, we use both a discounted cash flow and market valuation approach. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates and tax rates. The discount rate we use is based on its weighted average cost of capital. For the market approach, we choose a group of peer companies we believe is best representative of each reporting unit. We used a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of a reporting unit's value since it reflects the specific cash flows anticipated to be generated in the future by the business.
We will continue to monitor its performance as well as other market factors and test for impairment if we determine a triggering event has occurred. All other reporting units were tested at our annual test date of October 1, 2020 and their fair value exceeded their carrying value by at least 20%. We will test all reporting units again at our next test date of October 1, 2021 or earlier as circumstances may require.

In the second quarter of 2020 we reclassified the oil and gas component of our Garlock Pipeline Technologies ("GPT") business from the Sealing Technologies segment to the Engineered Materials segment. This reclassification allowed us to group our two oil and gas businesses, GPT and Compressor Products International, together to be managed as one business unit. The change also involved the transfer of $5.8 million of goodwill from the Sealing Technologies segment to the Engineered Materials segment. As a result of the transition of this component of the GPT business, an interim goodwill impairment test was performed in the second quarter of 2020 for all reporting units. We determined that the carrying amount of our goodwill was not impaired either before or after the reclassification.
These changes are reflected in all periods presented in Note 19, "Business Segment Information". The goodwill transfer is reflected in all periods presented in Note 9, "Goodwill and Other Intangible Assets"
In connection with the decision in the fourth quarter of 2020 to realign our reporting segments, we determined that the primary metric used by management to allocate resources and assess segment performance had shifted from segment profit to Adjusted Segment EBITDA, which is segment profit excluding acquisition and divestiture expenses, restructuring and impairment costs, non-controlling interest compensation, and depreciation and amortization.
Acquisitions
On October 26, 2020, a subsidiary of EnPro formed for this purpose (the "Alluxa Acquisition Subsidiary") acquired all of the equity securities of Alluxa, Inc. ("Alluxa"), a privately held, California-based company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. Alluxa's products are developed through a proprietary coating process using state-of-the-art advanced equipment. Alluxa is included as part of the Advanced Surface Technologies segment.

Alluxa works in collaboration with customers across major end markets to provide customized, complex precision coating solutions through its specialized technology platform and proprietary processes. Alluxa has long-standing customer relationships across its diversified customer base, serving customers across the Americas, Europe, and Asia. Founded in 2007, Alluxa has two locations in California and is headquartered in Santa Rosa, California.

The cash purchase price of Alluxa was $238.4 million, net of cash acquired. We funded the purchase with available cash and rollover equity from Alluxa executives. In connection with the completion of the transaction, we entered into a limited liability operating agreement with respect to the Alluxa Acquisition Subsidiary in connection with the rollover transaction, with three equity owners of Alluxa, who were also executives of Alluxa (the "Alluxa Executives"), receiving approximately 7% of the equity interests of the Alluxa Acquisition Subsidiary in return for their contribution of the rollover shares of Alluxa.

In connection with the consummation of the Alluxa acquisition, the Alluxa Executives entered into a limited liability operating agreement (the “Alluxa LLC Agreement”) with respect to Alluxa Subsidiary. Under the LLC Agreement, the Alluxa Executives have certain governance and information rights with respect to the Alluxa Acquisition Subsidiary and are subject to transfer restrictions with respect to their equity interests in the Alluxa Acquisition Subsidiary. Each Alluxa Executive also has the right to sell to the Company, and the Company has the right to purchase from each Alluxa Executive (collectively, the “Alluxa Put and Call Rights”), one-third of the Alluxa Executive’s equity interests in Alluxa Acquisition Subsidiary during each of three exercise periods commencing on January 1 and ending on June 30 of each of 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. The Alluxa LLC Agreement also provides for the purchase by the Company of all of an Alluxa Executive’s equity interests in the Alluxa Acquisition Subsidiary in connection with the termination of employment of the Alluxa Executive under specified circumstances, with payments in certain circumstances to be made in annual installments. In connection with a Alluxa Executive’s death, disability, or incapacity at any time prior to December 31, 2023 or a separation from employment for cause, including the Alluxa Executive’s breach of the non-competition and non-solicitation agreement, or a voluntary separation from employment without good reason, the consideration payable under the Alluxa LLC Agreement in connection with any such purchase by the Company of an Alluxa Executive’s equity interests in the Alluxa Acquisition Subsidiary is equal to the fixed value of the equity interests as set forth in the Alluxa LLC Agreement. In all other cases, including upon any exercise of the Alluxa Put and Call Rights, the consideration payable under the Alluxa LLC Agreement in connection with any such purchase by the Company of an Alluxa Executive’s equity interests in the Alluxa Acquisition Subsidiary is equal to the greater of the fixed value of the equity interests as set forth in the Alluxa LLC Agreement or a price based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the Alluxa Acquisition Subsidiary, plus cash and less indebtedness of the Alluxa Acquisition Subsidiary prior to the relevant payment, and subject to certain adjustments dependent upon the circumstances of the purchase and sale.
On July 2, 2019, we acquired The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL). Headquartered in Limonest, France, The Aseptic Group distributes, designs, and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. The Aseptic Group has been included as part of EnPro’s Garlock division within the Sealing Technologies segment.
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
LeanTeq was founded in 2011, is headquartered in Taoyuan City, Taiwan, and has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment services have historically represented approximately 65% of LeanTeq's total sales. LeanTeq’s suite of services includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added services. LeanTeq is included as part of EnPro's Advanced Surface Technologies segment.
In connection with the consummation of the LeanTeq acquisition, two LeanTeq equity holders who are managers of LeanTeq (the “LeanTeq Executives”) applied approximately 10% of the total transaction consideration paid in the acquisition to purchase equity interests of our subsidiary (the “LeanTeq Acquisition Subsidiary”) acquiring LeanTeq pursuant to an agreement (the “LeanTeq LLC Agreement”) entered into upon the closing of the LeanTeq acquisition (the “LeanTeq Closing”). Under the LeanTeq LLC Agreement, each of the LeanTeq Executives will also have the right to sell to us, and we will have the right to purchase from each of the LeanTeq Executives, the LeanTeq Executive’s equity interests in the LeanTeq Acquisition Subsidiary, following the third anniversary of the Closing, a change-of-control of the LeanTeq Acquisition Subsidiary or EnPro, dissolution of the LeanTeq Acquisition Subsidiary, termination of employment, death or disability of the LeanTeq Executive, and certain other circumstances such as a dispute regarding our performance of the LeanTeq LLC Agreement. The consideration, which is payable in two installments, in such purchase and sale arrangements is generally to be based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the LeanTeq Acquisition Subsidiary, plus cash and less indebtedness of the LeanTeq Acquisition Subsidiary prior to the relevant installment payment, subject to certain adjustments dependent upon the circumstances of the purchase and sale.
The combined purchase price of the LeanTeq and The Aseptic Group acquisitions was approximately $338.5 million, net of cash acquired and including the equity rollover from the LeanTeq Executives.

Dispositions
On December 31, 2020, we sold the shares of Technetics Group UK Limited ("Technetics Group UK") for a nominal cash purchase price. As part of the agreement with the buyer, we delivered to the buyer £148,000 of cash to fund value added tax ("VAT") payments due for VAT liabilities already incurred and £50,000 for working capital. We incurred a loss upon the sale of approximately £976,000 ($1.3 million).
On November 30, 2020, we closed on the sale of our bushing block business in our the Engineered Materials segment principally located in Dieuze, France. Prior to finalizing the sale of the business, we determined it to be impaired and recorded a $6.2 million impairment charge that consisted of $1.8 million of non-cash impairments of long-lived assets and $4.4 million of cash payments due to the buyer at closing. The impairment charge was recorded in other operating expenses on our consolidated statement of operations. Upon closing of the business, we recorded a $0.1 million gain on the sale of business in other non-operating expense on our consolidated statement of operations. Total charges related to the exit of our bushing block business were $6.1 million.
On November 20, 2020, we completed the sale of the Air Springs portion of our heavy-duty trucking business for $23.1 million in cash, net of an estimated working capital adjustment and fees, and a long-term promissory note with a fair-value of $6.4 million (face value of $7.5 million). As part of the agreement with the buyer, we retained the U.S. accounts receivable for the business, which created a large working capital adjustment at closing. The amount of retained accounts receivable in the U.S. was approximately $8.6 million. The purchase price is subject to final working capital adjustments. In the fourth quarter of 2020, we recorded a $0.1 million non-cash loss on sale of business to in the fourth quarter of 2020.
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands in the second quarter of 2020, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees. This transaction resulted in a $3.1 million loss on sale of the business in other non-operating expense on our consolidated statements of operations, composed of a $3.0 million non-cash loss on the sales of assets and a $0.1 million loss on other expenses. Prior to finding a buyer of the brands, we determined the assets were impaired and recorded restructuring and impairment charges of $7.4 million in other operating expenses on our consolidated statements of operations. Total losses on the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands recorded in 2020 were $10.5 million.
In the second quarter of 2020 we entered into an agreement to sell the Lunar® air disc brake business located in both the U.S. and in Shanghai, China. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million recorded in non-operating income on our consolidated statement of operations. The sale of the Lunar® manufacturing facility located in Shanghai, China closed in the fourth quarter of 2020 for $0.9 million, resulting in no gain or loss. Prior to closing on the sale of the business, we determined the assets to be impaired and recorded a $2.1 million impairment charge, of which $1.6 million was related to impairment of long-lived assets and $0.5 million related to the impairment of inventory. The impairment of long-lived assets was recorded in other operating expense and the impairment of inventory was recorded in cost of sales on our consolidated statement of operations. Total net loss related to the exit of the Lunar® air disc brake business was $1.9 million.
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC (“Arcline FM Holdings”), an affiliate of Arcline Investment Management, LP, pursuant to which we agreed to transfer all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC (“Fairbanks Morse”), to Arcline FM Holdings and to cause one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate purchase price of $450 million. This divestiture transaction was completed on January 21, 2020. Fairbanks Morse manufactured heavy-duty, medium-speed reciprocating engines used primarily in marine and power generation applications and comprised our entire Power Systems segment. In light of the entry into the definitive agreement in December 2019 to divest Fairbanks Morse, we classified the Power Systems segment as a discontinued operation for the fourth quarter and full year 2019, and all prior quarterly and annual financial results of EnPro have been recast to reflect the Power Systems segment as a discontinued operation. Unless otherwise indicated, amounts discussed in this Item 8 pertain to continuing operations only (see Note 2 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the disposition of Fairbanks Morse).
In September 2019, we sold certain assets and certain liabilities of our brake products business unit located in Rome, Georgia, which was included in our Sealing Technologies segment. The aggregate sales price for the transaction was $6.8 million, of which we received $3.6 million in September 2019 at the closing of the sale of the business and $0.1 million in the fourth quarter of 2019 that was applied to the sale of the building, which closed in February 2020. On the closing of the sale of the building, we received $2.9 million and received the balance of $0.2 million in the fourth quarter of 2020.
After attempts to sell the ATDynamics business during the fourth quarter of 2019, in January 2020, we decided to shut down the ATDynamics business (an asset group in the Stemco division of our Sealing Technologies segment). As a result of the unsuccessful sales process, we reviewed the carrying amounts of long-lived assets at December 31, 2019 and determined the carrying amounts were not recoverable. As a result of this assessment, we recorded a $2.6 million impairment loss in the fourth quarter of 2019. In connection with the decision to shut down the business, we decided to not complete and sell the inventory we had on hand and recognized a $1.5 million inventory impairment.
We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  In 2020, sales declines by businesses utilizing two of the indefinite-lived trademarks within our Sealing Technologies segment were determined to be triggering events for an impairment analysis. Based on the results of this analysis, we recorded a $16.1 million impairment of indefinite-lived trademarks in the third quarter.
In the fourth quarter of 2019, in consideration of the financial performance of the Motorwheel business, an asset group in the Stemco division of our Sealing Technologies segment, we determined that a test of Motorwheel's recoverability was required. As a result of this test, all long-lived assets of Motorwheel were determined to be impaired, resulting in an impairment loss of $21.0 million, which equaled the excess of these assets' net book value at December 31, 2019 over their fair value.

COVID-19 Response.
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
Although most of our businesses are granted "essential" business status under local government safety orders around the world, we had to temporarily close several of our facilities during 2020. All of our primary manufacturing facilities are currently open and have not experienced significant supply chain disruptions. Additionally, each of our businesses has developed continuity and contingency plans, based on various scenarios in preparation for potential operational disruptions, to permit us to adjust production levels to demand. We cannot predict if and when further closures or production changes may arise as a result of implications related to the COVID-19 pandemic.
To help protect the strength of our financial position, we have implemented several measures including:
•Aggressive cost management initiatives;
•Discretionary spending reductions;
•Capital expenditure prioritization;
•Headcount optimization plans, as needed; and
•Increased working capital monitoring to ensure timely accounts receivable collections and inventory level optimization.

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

Global Sales
Please refer to Item 1, "Business-Background" for information with respect to our sales by geographic region in 2020, 2019 and 2018.

Outlook
Financial highlights for the years ended December 31, 2020, 2019, and 2018 are as follows

	2020	2019	2018
	(in millions, except per share data)
Net sales	$1,074.0	$1,205.7	$1,274.1
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$(23.7)	$7.8	$(4.7)
Net income attributable to EnPro Industries, Inc.	$184.4	$38.3	$19.6
Diluted earnings (loss) per share from continuing operations attributable to EnPro Industries, Inc.	$(1.15)	$0.38	$(0.22)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$83.9	$81.1	$79.7
Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations [1]	$4.07	$3.90	$3.78
Adjusted Segment EBITDA	$210.6	$208.6	$215.4
Adjusted EBITDA [1]	$168.3	$169.4	$178.1
1 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in the "— Reconciliation of Non-GAAP Financial Measure to the Comparable GAAP Measure" at the end of this section.
During the year ended December 31, 2020, our end markets saw varied demand changes as a result of the economic impacts of the COVID-19 pandemic. Despite the impact of COVID-19 on the broader global economy, we had a strong financial performance in the fourth quarter and were able to achieve a number of important milestones as we continued to transform our business, including completion of the Alluxa acquisition and the sale of STEMCO’s Air Springs and GGB’s bushing block businesses. Full-year sales growth in semiconductor, food and pharmaceuticals, and power generation markets, including the contributions from the acquisitions of LeanTeq, the Aseptic Group, and Alluxa, was more than offset by sales weakness within the general industrial, oil and gas, heavy-duty truck, aerospace, and automotive markets resulting from the impact of the global COVID-19 pandemic. The decline in sales was also driven by the divestitures of businesses in connection with our portfolio reshaping strategy.
Our year-to-date adjusted segment EBITDA was slightly up compared to the prior year, mainly due to contributions by our acquisitions of Alluxa, LeanTeq, and Aseptic. Excluding the impact of acquisitions and divestitures and the impact foreign exchange had on our results, we saw approximately a 14.1% decrease in adjusted segment EBITDA from the prior year. This was mainly attributable to decreased sales due to the challenging conditions of COVID-19. While these challenging conditions have continued to date and some of our businesses continue to experience reduced order levels compared to prior-year levels, we will stay focused on cost management and the achieving the benefits of our portfolio reshaping to help us obtain anticipated increased adjusted segment EBITDA in 2021.
In connection with changes to our segmentation in the fourth quarter of 2020, we aligned the businesses in our Sealing Technologies segment under common leadership and are implementing a shared-services structure. The new structure will allow us to reduce complexity, while increasing efficiency and providing cost savings to the Sealing Technologies segment. We expect to incur restructuring charges in 2021 as we continue to refine the structure of the organization.
The net proceeds from the divestiture of Fairbanks Morse on January 21, 2020 have allowed us to deleverage our balance sheet. We believe our cash balance of approximately $230 million at December 31, 2020 and the availability of $389 million for future borrowings on our revolving credit facility will provide us with ample liquidity to continue the reshaping of the EnPro portfolio. We remain committed to maintaining a strong balance sheet, focusing on aftermarket exposure and recurring revenue opportunities, and leveraging the EnPro Capability Center for continuous improvement and increased value. The EnPro Capability Center is our enterprise-wide program to deploy capabilities across the company to improve productivity, efficiency, and innovation. It is based on lean manufacturing concepts to create value by maintaining world class standards, increasing cash flow and margins, empowering employees with a learning and ownership-based mentality and instilling a desire to learn from others, contribute to others, and ensure company-wide commitment and accountability.
While the merger and acquisition environment has been impacted by the COVID-19 pandemic, in connection with our growth strategy, we will continue to evaluate making additional acquisitions to take advantage of opportunities that arise. We may consider making additional divestitures over time and under the right circumstances, to further our long-term strategic goals of refocusing our portfolio on businesses with compelling margins, leading technology, high cash flow return on investment, and favorable secular tailwinds.

We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation. We remain focused on disciplined investments for organic growth and innovation, strategic acquisitions, and returning capital to shareholders through dividends and share repurchases. In October 2018, our board of directors authorized a two-year program for expenditures of up to $50.0 million of our outstanding common shares. Prior to the expiration of this authorization in October 2020, we repurchased a total of 0.3 million shares for $20.3 million, of which we repurchased 0.1 million shares for $5.3 million in 2020 and we repurchased 0.2 million shares for $15.0 million in 2019. In October of 2020, our board of directors authorized a new two-year program of up to $50.0 million for the repurchase of our common shares through October 2022. We have yet to make any repurchases under the new authorization. In February 2021, our board of directors approved an increase in the quarterly dividend from $0.26 per share to $0.27 per share.
In connection with our growth strategy, we will continue to evaluate acquisitions; however, the effect of such acquisitions cannot be predicted and therefore is not reflected in this outlook.

Results of Operations

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Sales
Sealing Technologies	$636.7	$762.4	$813.1
Advanced Surface Technologies	171.2	120.2	114.0
Engineered Materials	275.0	331.3	355.0
	1,082.9	1,213.9	1,282.1
Intersegment sales	(8.9)	(8.2)	(8.0)
Total sales	$1,074.0	$1,205.7	$1,274.1
Adjusted Segment EBITDA
Sealing Technologies	$131.0	$131.4	$137.4
Advanced Surface Technologies	47.1	23.5	17.6
Engineered Materials	32.5	53.7	60.4
Total Adjusted Segment EBITDA	$210.6	$208.6	$215.4

Reconciliations of Adjusted Segment EBITDA to income (loss) from continuing operations before income taxes
Adjusted Segment EBITDA	$210.6	$208.6	$215.4
Acquisition and divestiture expenses	(9.6)	(8.4)	(1.9)
Non-controlling interest compensation allocation	(2.9)	(0.5)	—
Amortization of the fair value adjustment to acquisition date inventory	(3.0)	—	—
Restructuring and impairment costs	(30.6)	(8.7)	(22.1)
Depreciation and amortization expense	(70.7)	(67.9)	(66.1)
Total Segment Profit	93.8	123.1	125.3
Corporate expenses	(37.9)	(36.4)	(34.9)
Interest expense, net	(14.9)	(18.2)	(27.3)
Other expense, net	(67.8)	(64.2)	(48.0)
Income (loss) from continuing operations before income taxes	$(26.8)	$4.3	$15.1

We measure operating performance based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment profit excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies.

Segment profit is total segment revenue reduced by operating, restructuring and other expenses identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, including corporate expenses, net interest expense, asbestos-related expenses, asset impairments, gains/losses related to the sale of assets, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.

Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa being subject to reduction for certain types of employment terminations of the sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with each of these acquisitions unless certain employment terminations have occurred.

Corporate expenses for 2018 reflect the reclassification of allocated personnel costs from the discontinued Power Systems segment to corporate expenses. The allocated personnel costs relate to services provided to the Power Systems segment by corporate personnel which cannot be reflected in results of discontinued operations pursuant to applicable accounting guidance. The amounts reclassified from Power Systems to corporate expenses were $2.2 million for the year ended December 31, 2018.

Other expense, net in the table above contains all items included in other (operating) expense and other expense, net on our Consolidated Statements of Operations for the years ending December 31, 2020, 2019, and 2018 with the exception of $26.2 million, $6.3 million, and $19.1 million, respectively, of segment restructuring costs and $0.7 million of corporate restructuring costs in 2019. As noted previously, restructuring costs are considered to be a part of segment profit. Additionally, other expense, net in the table above for the years ending December 31, 2020, 2019, and 2018 also includes $6.1 million, $4.1 million, and $2.6 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2020 Compared to 2019

Sales of $1,074.0 million in 2020 decreased 10.9% from $1,205.7 million in 2019. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change 2020 vs. 2019
increase/(decrease)	Acquisitions and divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	0.4%	0.2%	(11.5)%	(10.9)%
Sealing Technologies	(4.1)%	—%	(12.4)%	(16.5)%
Advanced Surface Technologies	30.9%	0.6%	10.9%	42.4%
Engineered Materials	—%	0.2%	(17.2)%	(17.0)%
Following are the key effects of acquisitions and divestitures on sales for 2020 compared to 2019:
•Acquisition of The Aseptic Group in the third quarter of 2019 in the Sealing Technologies segment;
•Acquisition of LeanTeq in the third quarter of 2019 in the Advanced Surface Technologies segment;
•Acquisition of Alluxa in the fourth quarter of 2020 in the Advanced Surface Technologies segments;
•Exit of the brake products business unit located in Rome, Georgia in the third quarter of 2019 in the Sealing Technologies segment;
•Divestiture of Motorwheel in the third quarter of 2020 in the Sealing Technologies segment; and
•Divestiture of AirSprings in the fourth quarter of 2020 in the Sealing Technologies segment.

Following is a discussion of operating results for each segment during 2020 compared to 2019:

Sealing Technologies. Sales of $636.7 million in 2020 reflect a 16.5% decrease compared to $762.4 million in 2019. Excluding the impact of acquisition sales ($5.8 million) and divestitures sales ($43.6 million), sales were down 12.4 % or $88.9 million. This decline was due primarily to decreased demand in the heavy-duty truck, general industrial, and aerospace markets, despite growth in the food and pharmaceutical market.

Segment AEBITDA of $131.0 million in 2020 decreased 0.3% from $131.4 million in 2019. Segment AEBITDA margin increased from 17.2% in 2019 to 20.6% in 2020. Excluding the impact of Segment AEBITDA from acquisitions ($1.9 million), losses from divestitures ($5.0 million), the unfavorable impact of foreign exchange translation ($0.6 million), Segment AEBITDA was down 6.0% or $8.2 million. The Segment AEBITDA impact from our reduced sales ($44.1 million) was offset by reduced marketing and selling expenses ($8.0 million), lower travel-related expenses related to the COVID-19 pandemic ($6.3 million), decreased material costs ($5.7 million), reduced warranty charges ($5.1 million), improved product mix ($4.2 million), decreased research and development spend ($3.2 million), increased pricing ($2.9 million), and manufacturing efficiencies ($2.3 million).

Advanced Surface Technologies. Sales of $171.2 million in 2020 reflect a 42.4% increase compared to $120.2 million in 2019. Excluding the impact of sales attributable to acquisitions ($37.0 million) and the impact of favorable foreign exchange translation ($0.8 million), sales were up 10.9 % or $13.1 million. This increase was driven by continued strength within the semiconductor market.
Segment AEBITDA of $47.1 million in 2020 increased 100.4% from $23.5 million in 2019. Segment AEBITDA margin increased from 19.6% in 2019 to 27.5% in 2020. Excluding the impact of Segment AEBITDA from acquisitions ($23.5 million) and the favorable impact of foreign exchange translation ($0.5 million), Segment AEBITDA was down 1.7% or $0.4 million. The Segment AEBITDA impact from our increased sales volume ($7.1 million) was offset by an unfavorable product mix and increased production costs ($7.1 million).

Engineered Materials. Sales in 2020 decreased 17.0% to $275.0 million from $331.3 million in 2019. Excluding the impact of favorable foreign exchange translation ($0.8 million), sales were down $57.1 million, or 17.2%, primarily due to weakness in automotive, oil and gas, and general industrial market despite growth in the power generation market.
Segment AEBITDA of $32.5 million in 2020 decreased from $53.7 million in 2019, a decrease of $21.2 million, or 39.5%. Segment AEBITDA margin was 11.8%, down from the 16.2% in 2019. Excluding the impact of favorable foreign exchange translation ($0.4 million), Segment AEBITDA decreased $21.7 million, or 40.4%, driven mainly by decreased sales volume ($35.3 million) and an unfavorable product mix ($4.1 million), partially offset by manufacturing savings driven by restructuring efforts ($7.2 million), reduced marketing and selling costs ($5.7 million), lower travel-related expenses ($2.8 million), and reduced incentive compensation expenses ($2.1 million).

Corporate expenses for 2020 increased $1.5 million as compared to 2019. The increase was driven primarily by higher professional fees and consulting costs ($3.3 million). These costs were partially offset by reduced travel, and meetings expenses due to the COVID-19 pandemic ($1.2 million) and less restructuring costs ($0.7 million).

Interest expense, net in 2020 decreased by $3.3 million as compared to 2019, primarily due to lower average outstanding debt.

Other expense, net in 2020 increased by $3.6 million as compared to 2019, due mainly to a $23.5 million increase in environmental charges, a $7.5 million legal settlement of a products liability claim for goods last supplied in 2008, and $2.0 million of increased miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters, including COVID-19 related expenses such as facility cleaning fees and personal protective equipment. The increase in environmental costs was principally due to the resolution of environmental litigation brought by the State of Mississippi to recover remediation costs it had incurred with respect to the Water Valley site ($14.0 million) and the establishment of baseline reserves in the fourth quarter for two environmental matters for which we previously did not have sufficient information to estimate a range of reasonable likely remediation costs ($25.4 million, offset by a probable recovery of $3.8 million from the U.S. government). These increases were partially offset by a $13.7 million decrease in losses on sales of businesses, $9.6 million in lower impairment charges, and a $6.3 million reduction in pension (non-service) expense.

Income tax benefit was $3.5 million in both 2020 and 2019. The effective tax rates for 2020 and 2019 were 13.2% and (79.3%) respectively. The effective tax rate for 2020 was primarily driven by the foreign rate differential associated with certain foreign divestitures and earnings that were subject to higher tax rates, the effect of these items resulted in a net $5.2 million increase in tax expense. Our effective tax rate was also impacted by global intangible low-taxed income (“GILTI”) high tax exception election and non-deductible expenses which resulted in a net $2.7 million decrease in tax expense.

Loss from continuing operations was $23.3 million, or $1.15 per share, in 2020 compared to income from continuing operations of $7.8 million, or $0.38 per share, in 2019.
2019 Compared to 2018

Sales of $1,205.7 million in 2019 decreased 5.4% from $1,274.1 million in 2018. The following table summarizes the impact of acquisitions and foreign currency by segment:

Sales	Percent Change 2019 vs. 2018
increase/(decrease)	Acquisitions/Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.4)%	(1.5)%	(3.5)%	(5.4)%
Sealing Technologies	(1.7)%	(1.0)%	(3.5)%	(6.2)%
Advanced Surface Technologies	7.8%	0.1%	(2.5)%	5.4%
Engineered Materials	—%	(3.1)%	(3.6)%	(6.7)%
Following are the key effects of acquisitions on sales for 2019 compared to 2018:
•Exit of the industrial gas turbine business in the second quarter of 2018 in the Sealing Technologies segment;
•Acquisition of The Aseptic Group in the third quarter of 2019 in the Sealing Technologies segment;
•Acquisition of LeanTeq in the third quarter of 2019 in the Advanced Surface Technologies segment; and
•Exit of the brake products business unit located in Rome, Georgia in the third quarter of 2019 in the Sealing Technologies segment.

Following is a discussion of operating results for each segment during 2019 compared to 2018:

Sealing Technologies. Sales of $762.4 million in 2019 reflect an 6.2% decrease compared to $813.1 million in 2018. Excluding the benefit of acquisitions ($2.5 million), sales from divestitures ($7.3 million), and favorable foreign exchange translation ($1.0 million), sales were down 3.5% or $27.6 million. This decline was due primarily to softness in heavy-duty trucking and power generation markets, partially offset by strengthening in aerospace, food and pharmaceutical, and oil and gas markets.
Segment AEBITDA of $131.4 million in 2019 decreased 4.4% from $137.4 million in 2018. Segment AEBITDA margin increased from 16.9% in 2018 to 17.2% in 2019. Excluding the impact of Segment AEBITDA from acquisitions ($1.9 million), losses from divestitures ($5.7 million) and the unfavorable impact of foreign exchange translation ($1.6 million), Segment AEBITDA was down 8.3% or $11.9 million. The decrease in Segment AEBITDA was primarily attributable to the reduced sales volume ($16.2 million) and an unfavorable product mix ($5.4 million), partially offset by increased pricing ($9.0 million), and reduced warranty charges ($3.4 million).

Advanced Surface Technologies. Sales of $120.2 million in 2019 reflect a 5.4% increase compared to $114.0 million in 2018. Excluding the impact of acquisition sales ($9.0 million) sales were down 2.5 % or $2.8 million. This decrease was driven by a semiconductor market slowdown in 2019, partially offset by gains in aerospace and oil and gas markets.
Adjusted Segment EBITDA of $23.5 million in 2019 increased 33.5% from $17.6 million in 2018. Adjusted EBITDA margins for the segment increased from 15.4% in 2018 to 19.6% in 2019. Excluding the impact from acquisitions ($4.9 million), Segment Adjusted EBITDA was up 5.7% or $1.0 million. The increase in Adjusted Segment EBITDA was driven by a favorable product mix ($1.2 million) and manufacturing efficiencies ($2.3 million), partially offset by the aforementioned decrease in sales volume ($1.5 million) and a decrease in prices ($1.3 million).

Engineered Materials. Sales in 2019 decreased 6.7% to $331.3 million from $355.0 million in 2018. Excluding the impact of unfavorable foreign exchange translation ($11.0 million), sales were down 3.6% or $12.7 million primarily due to weakness in automotive and general industrial markets, partially offset by growth in oil and gas markets.
Segment AEBITDA of $53.7 million in 2019 decreased from $60.4 million in 2018, a decrease of $6.7 million, or 11.1%. Segment AEBITDA margin for the segment was 16.2%, down from the 17.0% in 2018. Excluding the impact of unfavorable foreign exchange translation ($2.3 million), Segment AEBITDA decreased $4.4 million, or 7.3%, driven mainly by decreased sales volume ($7.9 million) and impacts of tariffs ($1.0 million), partially offset by reduced incentive compensation expense ($3.3 million) and a more favorable product mix ($1.5 million).

Corporate expenses for 2019 increased $1.5 million as compared to 2018. The increase was driven primarily by higher restructuring costs ($1.0 million), increased professional services costs ($1.0 million), the favorable impact in 2018 from recognizing share based awards at fair value due to the decline in our share price during the period ($1.3 million), and increased costs related to the sale of Fairbanks Morse ($0.8 million), partially offset by decreased research and development costs ($1.0 million) due to the discontinuance of corporate-funded research and development beginning in 2019 and reduced medical costs ($1.9 million).

Interest expense, net in 2019 decreased by $9.1 million as compared to 2018, primarily due to lower average outstanding debt and a $3.2 million increase in interest credits in 2019 associated with our cross-currency swap agreements.

Other expense, net in 2019 increased by $16.2 million as compared to 2018, due mainly to $25.7 million of impairment charges in 2019, a $16.3 million loss on sale of our brake products business in 2019, $1.1 million increase in environmental reserves and costs from previously disposed of businesses, partially offset by a $8.6 million less pension (non-service) costs in 2019 and a $18.1 million expense in 2018 for extinguishment of debt upon the redemption of the Old Notes.

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
Restructuring and Other Costs
We incurred $46.7 million, $35.1 million and $22.2 million of restructuring and impairment costs during the years ended December 31, 2020, 2019 and 2018, respectively.
In 2020 our Stemco business in our Sealing Technologies segment underwent significant restructuring and portfolio reshaping activities, including the exit of our Motorwheel® and Crewson® brake adjuster brands and our Lunar® air disc brake business. In our Engineered Materials segment, we were able to successfully restructure and divest our bushing block business operated in Dieuze, France. We also took significant restructuring activities in our CPI German workforce.
Additionally, sales declines by business utilizing two indefinite lived trademarks within our Sealing Technologies segment were determined to be triggering events for impairment analysis and an impairment charge was taken. Substantially all costs associated with these initiatives, as well as other smaller restructuring and impairment charges, were incurred or accrued for as of December 31, 2020. Workforce reductions in 2020 associated with our restructuring activities totaled 289 administrative and manufacturing positions. Of the $46.7 million of restructuring and impairment charges taken in 2020, $17.4 million was related to severance and other cash restructuring charges while $29.3 million was related to impairments and write-downs of assets, including long-lived and indefinite-lived intangible assets, property, plant, and equipment, and inventory.
During 2019, we conducted several restructuring activities in our Stemco division in the Sealing Technologies segment, mostly consisting of the exit of our automatic tire inflation systems and RF-based tire pressure monitoring and inflation system product lines and impairments related to intangible assets and property, plant and equipment of our Motorwheel product line. We also recorded restructuring and impairment costs related the shut down of our ATDynamics business completed in January 2020. Substantially all costs associated with these initiatives, as well as other smaller restructuring and impairment charges, were incurred or accrued for as of December 31, 2019. Workforce reductions in 2019 associated with our restructuring activities totaled 121 administrative and manufacturing positions. Of the $35.1 million of restructuring and impairment charges taken in 2019, $6.3 million was related to severance and other cash restructuring charges while $28.8 million was related to impairments and write-downs of assets, including long-lived and indefinite-lived intangible assets, property, plant, and equipment, and inventory.
In 2018, we commenced and completed the exit from our industrial gas turbine business in the Sealing Technologies segment located in Oxford, Massachusetts and we implemented a restructuring plan under which our Stemco heavy-duty truck business in the Sealing Technologies segment discontinued the manufacturing of brake drum friction. Substantially all costs associated with these initiatives were incurred in 2018, with the exception of severance costs related to our exit of the manufacturing of brake drum friction occurring in January 2019. Workforce reductions in 2018 associated with our exit from the industrial gas turbine business and other smaller targeted restructuring activities totaled 98 administrative and manufacturing positions. Of the $22.2 million of restructuring and impairment charges taken in 2019, $8.0 million was related to severance and other cash restructuring charges while $14.2 million was related to impairments and write-downs of assets, including long-lived intangible assets, property, plant, and equipment, and inventory.
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
As of December 31, 2020, we held $83.4 million of cash and cash equivalents in the United States and $146.1 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $196 million at year-end have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2020, we repatriated $81.4 million of earnings from our foreign subsidiaries, resulting in no incremental U.S. tax and only $2.0 million of foreign withholding taxes. As a result, we have not recognized a deferred tax liability on our investment in foreign subsidiaries.
The net operating loss (“NOL”) resulting from a 2017 deduction in connection with the funding of our asbestos settlement trust was carried back to offset federal taxable income reported in the preceding ten years. We filed an initial carryback claim in May 2018 and received federal refunds totaling $96.9 million in 2018 ($95.8 million in June 2018 and $1.1 million in July 2018) and an additional $17.5 million in February 2019. In addition, amended income tax returns for the preceding ten years were filed in December 2018 to capture foreign tax credits freed up during the carryback period, and we expect federal refunds in 2021 from those returns totaling $21.8 million. The carryback claim and the amended returns have also freed up an additional $14.9 million in foreign tax credits, of which approximately $1.6 million were utilized to offset our 2019 federal tax liability with the remaining balance utilized to reduce taxes in 2020 and 2021.
Proceeds from Disposition
On December 13, 2019, we announced the signing of a definitive agreement to sell Fairbanks Morse, which transaction closed on January 21, 2020. Net proceeds received were approximately $444.3 million, of which $143.9 million was utilized to pay off all of the then outstanding borrowings under the Revolving Credit Facility (defined below in "—Capital Resources"). Taxes on the gain of approximately $40 million were paid in 2020.
Cash Flows
Operating activities of continuing operations provided cash in the amount of $57.6 million, $130.8 million and $212.8 million in 2020, 2019 and 2018, respectively. The decrease in operating cash flows in 2020 versus 2019 was primarily attributable to increased tax payments ($58.4 million) and increased payments related to environmental remediation ($26.5 million), partially offset by improved working capital. The decrease in operating cash flow in 2019 versus 2018 was primarily attributable to higher income tax refunds in 2018 driven by the asbestos settlement trust funding payments ($86.7 million), higher insurance receipts in 2018 ($24.1), partially offset by higher income from continuing operations and lower net working capital.
Investing activities of continuing operations provided $216.1 million in 2020, used $331.1 million in 2019, and provided $1.1 million of cash in 2018. The increase in cash provided by investing activities in 2020 was primarily driven by cash received from divestitures, including the sales of Fairbanks Morse, our Air Springs business and other businesses during the year ($475.1), partially offset by cash used in the acquisition of Alluxa ($238.3 million) as compared to cash used in 2019, primarily attributable to acquisitions of LeanTeq and Aseptic ($310.5 million). The increased cash usage in 2019 as compared to 2018 was driven by $310.5 million used for acquiring businesses, $26.3 million more cash provided by investing activities in 2018 for the sale of fixed assets and businesses, primarily from the sale of land and building at Oxford, Massachusetts as we exited our industrial gas turbine business of our Technetics division in the Sealing Technologies segment, and $9.3 million provided by settling derivative contracts in 2018, partially offset by lower capital expenditures in 2019 ($14.5 million).
Financing activities of continuing operations used $167.3 million in cash in 2020, primarily attributable to net payments on our Revolving Credit Facility and Term Loan Facility (as defined below) of $138.3 million and $21.7 million in payments of dividends. Financing activities of continuing operations provided $123.8 million in 2019 primarily from $17.1 million net draw on the Revolving Credit Facility, and $149.1 million net proceeds from a new term loan facility, partially offset by $20.9 million in dividends paid and $15.0 million in cash used to repurchase stock. Financing activities used $252.4 million in 2018, primarily from $118.4 million in redemption of the Old Notes, net of the net proceeds from the issuance of the Senior Notes (which terms are defined below), $56.8 million in net repayments on our revolving credit facility, $50.0 million in cash used to repurchase stock, and $20.3 million in dividends paid. Funding for this activity was mainly derived from the previously discussed tax refunds and repatriation of previously taxed earnings from our foreign subsidiaries.
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
The Facilities are subject to prepayment with the net cash proceeds of certain asset sales not reinvested in acquisitions within a specified period, casualty or condemnation events, and non-permitted debt issuances. There is no prepayment penalty for a full or partial repayment of the Facilities at any time.
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
We were in compliance with all covenants of the Credit Agreement as of December 31, 2020. On January 19, 2021, we entered into an amendment to the credit facility that waived the requirement to prepay the Term Loan Facility with remaining excess net cash proceeds related to the sale of Fairbanks Morse that had not been reinvested in operating assets within 365 days from the date of the sale.
The borrowing availability under our Revolving Credit Facility at December 31, 2020 was $388.6 million after giving consideration to $11.4 million of outstanding letters of credit.
Senior Notes. On October 17, 2018, we completed the offering of $350 million aggregate principal amount of our 5.75% senior notes due 2026 (the "Senior Notes") and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450 million aggregate principal amount of our outstanding 5.875% senior notes due 2022 (the "Old Notes"), of which $300 million aggregate principal amount were issued in 2014 and $150 million aggregate principal amount were issued in a follow-on offering in 2017. The Old Notes were redeemed at a price equal to 102.938% of the aggregate principal amount thereof plus accrued and unpaid interest to, but not including, the redemption date. We recorded a loss on the redemption of the Old Notes of approximately $18.1 million in the fourth quarter of 2018.
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
The indenture governing the Senior Notes requires us to apply the net cash proceeds of certain asset sales not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount, to offer to repurchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest. At December 31, 2020, approximately $10 million of the excess net cash proceeds related to the sale of Fairbanks Morse had not yet been reinvested. We expect these remaining excess proceeds to be reinvested prior to April 25, 2021, the date at which these excess proceeds must be reinvested, or applied to reduce indebtedness, to avoid the requirement to make a Senior Notes repurchase offer with respect to the proceeds from the sale of Fairbanks Morse.

Share Repurchase Program
In October 2017, our board of directors authorized a new program for the repurchase of up to $50.0 million of our outstanding common shares. During 2018, we repurchased 0.7 million shares for $50.0 million under this program.
In October 2018, our board of directors authorized a two-year program for expenditures of up to $50.0 million of our outstanding common shares. Prior to the expiration of this authorization in October 2020, we repurchased a total of 0.3 million shares for $20.3 million, of which we repurchased 0.1 million shares for $5.3 million in 2020 and we repurchased 0.2 million shares for $15.0 million in 2019.
In October of 2020, our board of directors authorized a new two-year program of up to $50.0 million for the repurchased of our outstanding common shares through October 2022. We have not made any repurchases under the new authorization.
Dividends
On January 13, 2015, our board of directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2020, our board declared a dividend of $0.26 per share in each quarter, and on February 17, 2021 we announced that our board of directors had increased the quarterly dividend to $0.27 per share, commencing with the dividend to be paid on March 17, 2021 to all shareholders of record as of March 3, 2021. Each of the Credit Agreement and the indenture governing the Senior Notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $50.0 million per year under the Credit Agreement and $60.0 million per year under the indenture governing the Senior Notes. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the Senior Notes to permit the payment of dividends in excess of the respective basket amount.
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
Revenue Recognition
Our largest stream of revenue is product revenue for shipments of the various products discussed further in Note 19, "Business Segment Information", to our consolidated financial statements, along with a smaller amount of revenue from services that take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.
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
To estimate the fair value of our reporting units, we use both discounted cash flow and market valuation approaches. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. There are inherent assumptions and estimates used in developing future cash flows which require management to apply judgment to the analysis of goodwill impairment, including projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates and tax rates. For the market approach, we chose a group of peer companies we believe are representative of each respective reporting unit. We used a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of value since it reflects the specific cash flows anticipated to be generated in the future by the business.
As a result of the formation of our Advanced Surface Technologies segment and the transition of a portion of our Technetics reporting unit from the Sealing Technologies segment to the Advanced Surface Technologies segment, our Technetics reporting unit was tested for impairment both before and after the allocation of goodwill and the newly formed Semiconductor reporting unit (our LeanTeq and Technetics semiconductor business) was tested after the allocation. We determined that the Technetics reporting unit was not impaired prior to the transfer of goodwill. After the transfer, the Technetics reporting unit was allocated $67.7 million of goodwill and, as of our allocation date of December 1, 2020, we determined it was not impaired as its fair value exceeded its carrying value by 26%. We also determined that our Semiconductor reporting unit, allocated $180.1 million of goodwill as of our allocation date of December 1, 2020, was not impaired and its fair value exceeded its carrying value by 2%. Any change in assumptions, including forecasted performance or external market information used in our fair value calculation, including the determination of our discount rate, could result in a future impairment of our Semiconductor reporting unit.
We will continue to monitor the Semiconductor reporting unit's performance as well as other market factors and test for impairment if we determine a triggering event has occurred. All other reporting units were tested at our annual test date of October 1, 2020 and their fair value exceeded their carrying value by at least 20%. We will test all reporting units again at our next test date of October 1, 2021, or earlier as circumstances may require.
The fair value of intangible assets associated with acquisitions is determined using an income valuation approach. Projecting discounted future cash flows requires us to make significant estimates regarding projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, attrition rates, royalty rates, obsolescence rates and tax rates.
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
Environmental
Our facilities and operations are subject to federal, state and local environmental and occupational health and safety laws and regulations of the U.S. and foreign countries. We take a proactive approach in our efforts to comply with these laws and regulations as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We also regularly conduct comprehensive environmental, health and safety audits at our facilities to maintain compliance and improve operational efficiency.
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 20 sites. At 14 of these 20 sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 20 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 of the 20 sites and are in progress at 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2020 and 2019, we had accrued liabilities aggregating $42.2 million and $36.0 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
During the fourth quarter of 2020, new information became available that enabled us to develop and refine estimated costs of future remediation at the following sites:
•Water Valley. EnPro Holdings has been managing trichloroethylene soil and groundwater contamination at the site in Water Valley, Mississippi in connection with the former operation in the 1970s and 1980s by a corporate predecessor of a plant located at the site, which plant was divested to BorgWarner, Inc. ("BorgWarner") in 1996. The Mississippi Department of Environmental Quality (MDEQ) issued orders against EnPro Holdings requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017 and we established reserves with respect to the liability associated with the anticipated remediation. Based upon then limited information regarding any incremental remediation or other actions that may be required at the site, we were unable to estimate any further loss or a reasonably possible range of loss related to this matter. During the quarter ended

December 31, 2020, we received the results from groundwater and vapor sampling under the plant building, which results provided a basis to estimate the costs to remediate the contamination under the building, and we received approval of the design for the remediation system to be operated in the area of contamination behind the building, which approval allowed for updating of previously estimated construction and operating and maintenance costs. Based on this information, we increased the reserve for Water Valley by $12.5 million, to $15.6 million at December 31, 2020, to reflect the minimum of a range of reasonably likely scenarios to effect the remediation of the contamination under the building and the other areas where contamination is located. The total expense related to third-party claim settlements and remediation of the Water Valley site in calendar 2020, including reserve adjustments related to remediation, was $26.5 million. Total cash payments related to third-party claim settlements and remediation at Water Valley was $20.1 million in 2020. The final selection of the remediation option and design of the remedial system to address contamination under the building is subject to MDEQ approval. We are not able at this time to estimate the upper end of a range of liability with respect to the reasonably likely scenarios to effect remediation at this site.
•Arizona Uranium Mines. EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. The balance in these reserves as of September 30, 2020 was $1.0 million. During the quarter ended December 31, 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. As a result, we increased the reserve for these sites by $12.9 million to $13.9 million at December 31, 2020, to reflect the low end of the range of our reasonably likely liability with respect to these sites. The expected contribution of $3.8 million from the U.S. government towards remediation of the site is considered probable and is included in other assets in the accompanying consolidated balance sheet at December 31, 2020. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
•Pine Bluff. For several years, we have been operating a groundwater remediation system at the site of an electrical transformer facility in Pine Bluff, Arkansas, which facility was sold by a corporate predecessor of EnPro Holdings in 1994. Pursuant to the terms of the sale agreement, EnPro Holdings, as the corporate successor has responsibility for pre-closing environmental conditions at the site and the existing remediation system at the site had been approved by the Arkansas Division of Environmental Quality (the “ADEQ”). During the quarter ended December 31, 2020, at the initiation of the ADEQ, we conducted further sampling and technical reviews to determine whether part of the contamination was migrating off-site that was not being captured by the existing remediation system. Based on all the sampling results received and reviewed, we concluded that modifications to the remediation program will be required. Based on this information, we increased the reserve for the Pine Bluff site by $2.8 million, to $2.8 million at December 31, 2020, to reflect the low end of the range of our reasonably likely liability with respect to this site. Total cash payments in calendar year 2020 were $0.9 million. We are not able at this time to estimate the upper end of a range of liability with respect to this site.
We believe that our accruals for specific environmental liabilities are adequate for those liabilities based on currently available information. Based upon limited information regarding any incremental remediation or other actions that may be required at these sites, we cannot estimate any further loss or a reasonably possible range of loss related to these matters. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability.
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 20 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings Inc. subsidiary (which, including its corporate predecessors is referred to as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
EnPro Holdings and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, EnPro Holdings withdrew from the Cooperating Parties Group but remains a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design. On June 30, 2018, Occidental Chemical Corporation sued over 120 parties, including the Company, in the United States District Court for New Jersey seeking recovery of response costs under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. In September 2017, EPA hired a third-party allocator to develop an allocation of costs among a large number of the parties identified by EPA as having potential responsibility, including the Company. In the fourth quarter of 2020, the third-party allocator issued his report, which determined the range for EnPro's liability to be between $35,000 and $950,000.
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which was our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2015, we incurred $0.9 million in remediation costs. Based on the third party allocator's report, on December 31, 2020 we reduced the reserve to $1.6 million. Our future remediation costs could be significantly greater than the $1.0 million accrual at December 31, 2020. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Except with respect to the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
	(in millions)
Balance at beginning of year	$10.1	$9.4	$2.7
Charges to expense	1.4	5.8	10.1
Settlements made	(4.8)	(5.1)	(3.4)
Balance at end of year	$6.7	$10.1	$9.4
Asbestos Insurance Receivables
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
As of December 31, 2020, approximately $4.2 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. We believe that all of the $4.2 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. In the fourth quarter of 2020, we billed an insurer in the GST Coverage Block $0.8 million for GST Claims paid by the Trust to date.
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
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $4.2 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability and excess liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2020, is as follows:

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$495.4	$3.8	$12.2	$129.4	$350.0
Interest on long-term debt	129.1	22.5	44.7	41.8	20.1
Operating leases	50.2	11.4	17.2	11.2	10.4
Environmental liabilities	42.2	12.6	7.1	5.7	16.8
Other liabilities	3.2	0.5	1.0	1.0	0.7
Total	$720.1	$50.8	$82.2	$189.1	$398.0
The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes. In our Consolidated Balance Sheet, this amount is shown net of a debt discount of $4.1 million. Additional discussion regarding the Senior Notes is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 12, "Long-Term Debt," to the consolidated financial statements. The interest on long-term debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.

The payments for long-term debt do not include approximately $10 million of excess net cash proceeds from the sale of Fairbanks Morse that had not been reinvested in acquisitions, applied in making capital expenditures, or used to repay or otherwise reduce specified indebtedness, including the borrowings under the Term Loan Facility, at December 31, 2020, which amount, if not so reinvested, applied or used by the April 25, 2021 measurement date would require us to repurchase at par value Senior Notes of an equal aggregate principal amount pursuant to a tender offer that would be required to be made by us under the indenture governing the Senior Notes, but only to the extent that holders of the Senior Notes agreed to sell their Senior Notes in such a tender offer. We expect investments to be made in 2021 prior to April 25, 2021, primarily through capital expenditures, to exceed $10 million, which would avoid the requirement to conduct such a tender offer. In the event that our 2021 investments prior to that date are less than $10 million, we have the ability to, at our option, prepay the Term Loan Facility by any remaining excess cash proceeds to avoid the requirement to make such a tender offer. We do not anticipate the need to prepay the borrowings under the Term Loan Facility.
Payments for other liabilities are estimates for other retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2020. These estimated payments, along with our estimated payments of environmental liabilities, are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental" and "Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 20, "Commitments and Contingencies," to the consolidated financial statements.
The table does not include obligations under our pension and postretirement benefit plans, which are included in Note 15, "Pension and Postretirement Benefits," to the consolidated financial statements.
Supplemental Guarantor Financial Information
On October 17, 2018, we completed the offering of the Senior Notes and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem all of the Old Notes on October 31, 2018. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at December 31, 2020 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) did not guarantee the Old Notes and do not guarantee the Senior Notes.

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
The following tables present summarized financial information for EnPro Industries, Inc. (the "Parent") and the Guarantor Subsidiaries on a combined basis after intercompany eliminations.
The summarized results of operations information for the year ended December 31, 2020 was as follows:

Parent and Guarantor Subsidiaries
Net sales	$632.9
Gross profit	172.4
Income (loss) from continuing operations, attributable to EnPro Industries, Inc.	(67.1)
Income (loss) from discontinued operations, net of taxes	208.9
Net income attributable to EnPro Industries, Inc.	$141.8
Comprehensive income attributable to EnPro Industries, Inc.	$133.5
The summarized balance sheet information at December 31, 2020 was as follows:

Parent and Guarantor Subsidiaries
ASSETS
Current Assets	$300.4
Non-current assets	904.4
Total assets	$1,204.8
LIABILITIES AND EQUITY
Current liabilities	$122.8
Non-current liabilities	653.9
Total liabilities	776.7
Redeemable non-controlling interest	48.4
Shareholders’ equity	379.7
Total liabilities and equity	$1,204.8

The table above reflects $11.8 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $4.4 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.

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
A reconciliation of (i) income (loss) from continuing operations before income taxes to adjusted income from continuing operations attributable to EnPro Industries, Inc., and (ii) net income (loss) from continuing operations attributable to EnPro Industries, Inc. to adjusted EBITDA for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020			2019
	$	Average common shares outstanding, diluted (millions)	Per Share	$	Average common shares outstanding, diluted (millions)	Per Share
Income (loss) from continuing operations before income taxes	$(26.8)			$4.3

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	11.2			8.9
Non-controlling interest compensation allocation[1]	2.9			0.5

Adjustments from other operating expense and cost of sales:
Restructuring and impairment costs	30.6			27.2
Impairment of indefinite-lived trademarks	16.1			7.9
Legal settlement - legacy matter	7.5			—
Amortization of the fair value adjustment to acquisition inventory	3.0			—

Adjustments from other non-operating expense
Environmental reserve adjustments	36.2			12.7
Costs associated with previously disposed businesses	2.0			1.8
Net loss on sale of businesses	2.6			16.3
Pensions expense (income) (non-service cost)	(3.0)			3.3

Other adjustments [4]
Amortization of acquisition-related intangible assets	37.8			32.7
Other	0.3			0.3

Adjusted income from continuing operations before income taxes	120.4			115.9
Adjusted tax expense	(36.1)			(34.8)
Income from redeemable non-controlling interest, net of taxes	(0.4)			—
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	83.9	20.6 [2]	$4.07 [3]	81.1	20.8	$3.90 [3]

	Year Ended December 31,
	2018
	$	Average common shares outstanding, diluted (millions)	Per Share
Income from continuing operations before income taxes	$15.1

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	2.0

Adjustments from other operating expense and cost of sales:
Restructuring and impairment costs	22.1

Adjustments from other non-operating expense
Environmental reserve adjustments	11.0
Costs associated with previously disposed businesses	2.4
Loss on extinguishment of debt	18.1
Pensions expense (income) (non-service cost)	11.9

Other adjustments [4]
Amortization of acquisition-related intangible assets	29.1
Other	2.1

Adjusted income from continuing operations before income taxes	113.8
Adjusted tax expense	(34.1)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$79.7	21.1 [2]	$3.78 [3]
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that is subject to reduction for certain types of employment terminations of the LeanTeq and Alluxa sellers and is directly related to the terms of the respective acquisition. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.
2 There were 0.1 million and 0.2 million potentially dilutive shares in the year ended December 31, 2020 and 2018, respectively, that were excluded from the calculation of consolidated earnings per share in the respective period since they were antidilutive. These shares were added back for the purpose of calculating adjusted income from continuing operations attributable to EnPro Industries, Inc. per share.
3Adjusted diluted earnings per share
4 Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statement of operations.
The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 30.0% for continuing operations. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

Reconciliation of Segment Profit to Adjusted Segment EBITDA

	Year Ended December 31, 2020
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total Segments
Segment Profit	$77.5	$14.3	$2.0	$93.8

Acquisition and divestiture expenses	2.8	6.8	—	9.6
Non-controlling interest compensation allocation [1]	—	2.9	—	2.9
Amortization of the fair value adjustment to acquisition date inventory	—	3.0	—	3.0
Restructuring and impairment costs	14.2	0.1	16.3	30.6
Depreciation and amortization expense	36.5	20.0	14.2	70.7
Earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA")	$131.0	$47.1	$32.5	$210.6
Adjusted Segment EBITDA Margin	20.6%	27.5%	11.8%	19.6%

	Year Ended December 31, 2019
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total Segments
Segment Profit	$79.2	$9.5	$34.4	$123.1

Acquisition and divestiture expenses	1.1	6.5	0.8	8.4
Non-controlling interest compensation allocation [1]	—	0.5	—	0.5
Restructuring and impairment costs	6.1	—	2.6	8.7
Depreciation and amortization expense	45.0	7.0	15.9	67.9
Adjusted Segment EBITDA	$131.4	$23.5	$53.7	$208.6
Adjusted Segment EBITDA Margin	17.2%	19.6%	16.2%	17.3%

	Year Ended December 31, 2018
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total Segments
Segment Profit	$69.6	$12.7	$43.0	$125.3

Acquisition and divestiture expenses	0.1	1.7	0.1	1.9
Non-controlling interest compensation allocation [1]	—	—	—	—
Restructuring and impairment costs	21.3	0.1	0.7	22.1
Depreciation and amortization expense	46.4	3.1	16.6	66.1
Adjusted Segment EBITDA	$137.4	$17.6	$60.4	$215.4
Adjusted Segment EBITDA Margin	16.7%	19.6%	17.4%	16.9%
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that is subject to reduction for certain types of employment terminations of the LeanTeq and Alluxa sellers and is directly related to the terms of the respective acquisition. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.
For a reconciliation of Adjusted Segment EBITDA to income from continuing operations, please refer to "— Results of Operations".
Reconciliation of Net Income Attributable to EnPro Industries, Inc. to Adjusted EBITDA

	Years Ended December 31,
	2020	2019	2018
Net income attributable to EnPro Industries, Inc.	$184.4	$38.3	$19.6

Adjustments to arrive at earnings before interest, income taxes, depreciation and amortization ("EBITDA"):
Income from discontinued operations, net of taxes	(208.1)	(30.5)	(24.3)
Income attributable to redeemable non-controlling interest, net of taxes	0.4	—	—
Interest expense, net	14.9	18.2	27.3
Income tax expense (benefit)	(3.5)	(3.5)	19.8
Depreciation and amortization	70.8	67.9	66.1
EBITDA	58.9	90.5	108.5

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (" Adjusted EBITDA"):
Restructuring and impairment expense	30.6	27.2	22.1
Environmental reserve adjustments	36.2	12.7	11.0
Costs associated with previously disposed businesses	2.0	1.8	2.4
Net loss on sale of business	2.6	16.3	—
Loss on the extinguishment of debt	—	—	18.1
Acquisition and divestiture expense	11.2	8.9	2.0
Pension expense (income) (non-service cost)	(3.0)	3.3	11.9
Non-controlling interest compensation allocations [1]	2.9	0.5	—
Impairment of indefinite-lived trademarks	16.1	7.9	—
Legal settlement - legacy matter	7.5	—	—
Amortization of the fair value adjustment to acquisition date inventory	3.0	—	—
Other	0.3	0.3	2.1
Adjusted EBITDA	168.3	169.4	178.1
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that is subject to reduction for certain types of employment terminations of the LeanTeq Executive Officers and the Alluxa Executive Officers sellers and is directly related to the terms of the respective acquisition. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred.
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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2020. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt	$—	$—	$—	$—	$—	$350.0	$350.0	$375.4
Average interest rate	—%	—%	—%	—%	—%	5.8%	5.8%
Additionally, we had $145.4 million of outstanding borrowings on our term loan as of December 31, 2020, which has variable interest rates. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position. The outstanding borrowings under the revolving credit facility were repaid on January 22, 2020 with a portion of the gross proceeds from the sale of Fairbanks Morse.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.3 million and $5.2 million as of December 31, 2020 and 2019, respectively.
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
Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). The purpose of our disclosure controls and procedures is to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, including this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on our assessment, we have concluded, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
This assessment did not include the acquisition of Alluxa because it was acquired in a purchase business combination in 2020. Alluxa's assets (excluding goodwill and intangible assets, which were subject to our assessment) and total revenues of Alluxa, a majority-owned subsidiary, represented approximately 2% and 1% of our total assets and revenue, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weakness
During 2019, management concluded there was a material weakness in our internal control over financial reporting with respect to the design and maintenance of controls over the accounting for income taxes.

Specifically, we did not design and maintain effective controls to (1) sufficiently review and validate information received from foreign subsidiaries in their year-end tax packages, including adjustments made to the packages in consolidation, which are used in the determination of the completeness and accuracy of our consolidated provision for income taxes and (2) sufficiently review the completeness and accuracy of input data used in calculation of an annual federal tax which became effective in 2018 under the Tax Cuts and Jobs Act enacted in December 2017, (the "Tax Act") and certain recurring tax credits.

Management completed the following to address the material weakness:

–Implemented a new comprehensive income tax provision model for foreign jurisdictions.
–Designed and implemented new key controls, and enhanced the design of existing controls, for the interim and year-end provision processes.
–Designed and implemented new controls around the foreign tax provision model review process and required levels of review.
–Designed and implemented new controls around data validation for special taxes, credits, overall provision data used and related review and sign-off of the foreign tax provision model by foreign jurisdictions and the corporate tax function.
–Implemented the use of detailed process narratives and checklists for use in the preparation and review of the tax provision calculations.
–Implemented standardized documentation requirements for review and approval of tax provision calculations.
–Enhanced controls and required analytics related to effective tax rate reconciliations by entity, country and in consolidation.

As a result of these remediation efforts and based on testing of the newly designed and enhanced controls for operating effectiveness, management concluded that the material weakness related to accounting for income taxes has been remediated as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; – Section 16(a) reports” in our definitive proxy statement for the 2021 annual meeting of shareholders is incorporated herein by reference.
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
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” in our definitive proxy statement for the 2021 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock” in our definitive proxy statement for the 2021 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2020, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	592,623(1)	$55.67(2)	991,252
Equity compensation plans not approved by security holders	—	—	—
Total	592,623(1)	$55.67(2)	991,252

(1)Includes shares issuable under restricted share unit awards and under performance shares awarded under our shareholder-approved equity compensation plans at the maximum levels paid for the 2018 - 2020 performance cycle and the 2019 - 2021 performance cycle.
(2)The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices — Director compensation,” "Compensation discussion and analysis — 2020 executive compensation decisions in detail —Long-term compensation — Awards made for 2018 - 2020 cycle" and “Executive compensation — Grants of plan based awards — Restricted stock unit awards” in our definitive proxy statement for the 2021 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption, “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2021 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2021 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:

1.Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018 appears on page 112.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 56 to 58.

ITEM 16.	FORM 10-K SUMMARY
None

EXHIBIT INDEX

2.1
Modified Joint Plan of Reorganization of Garlock Sealing Technologies LLC, et al. and OldCo, LLC, Successor by Merger to Coltec Industries Inc dated May 20, 2016, as modified on June 21, 2016, July 29, 2016, December 2, 2016, April 3, 2017, May 14, 2017, May 19, 2017, June 8, 2017, and June 9, 2017, filed in the United States Bankruptcy Court for the Western District of North Carolina (Charlotte Division) (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 31, 2017 by EnPro Industries, Inc. (File No. 001-31225))

2.2
Securities Purchase Agreement dated as of July 19, 2019 between EnPro Industries, Inc., the Sellers listed therein, Shareholder Representative Services LLC, and the Optionholder listed therein relating to the purchase and sale of 100% of the interests of LeanTeq Co., LTD and LeanTeq LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 22, 2019 by EnPro Industries, Inc. (File No. 001-31225)

2.3
Membership Interest Purchase Agreement dated as of December 12, 2019 among EnPro Holdings, Inc., Fairbanks Morse, LLC and Arcline FM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 13, 2019 by EnPro Industries, Inc. (File No. 001-31225)

2.4
Merger Agreement dated as of September 25, 2020 among EnPro Industries, Inc., Vision Investment, LLC, Vision Investment Merger Sub, Inc., Alluxa, Inc., Michael Scobey, as representative of the equityholders of Alluxa, Inc. and certain specified shareholders of Alluxa, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 28, 2020 by EnPro Industries, Inc. (File No. 001-31225))

3.1
Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

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

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

10.1
Second Amended and Restated Credit Agreement dated as of June 28, 2018 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 2, 2018 by EnPro Industries, Inc. (File No. 001-31225))

10.2
First Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2019 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party hereto, Lunar Investment, LLC, LeanTeq LLC, the Lenders party hereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated September 25, 2019 filed by EnPro Industries, Inc. (File No. 001-31225))

10.3*
Second Amendment to Second Amended and Restated Credit Agreement dated as of March 27, 2020 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party hereto, the Lenders party hereto and Bank of America, N.A., as Administrative Agent

10.4
Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.5+
EnPro Industries, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 26, 2020 (File No. 001-31225))

10.6+
EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 31, 2016 (File No. 001-31225))

10.7+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+
EnPro Industries, Inc. Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+
EnPro Industries, Inc. Management Stock Purchase Deferral Plan (2019 Amendment and Restatement) incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2019 filed by EnPro Industries, Inc. (File No. 001-31225)

10.10+*	Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2020 Equity Compensation Plan)

10.11+*	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (2020 Equity Compensation Plan)

10.12+*	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Share Award) (2020 Equity Compensation Plan)

10.13+*	Form of EnPro Industries, Inc. Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan)

10.14+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.16+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.22+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of December 15, 2011 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2011 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225) (this exhibit is substantially identical to the Management Continuity Agreement between EnPro Industries, Inc. and Susan E. Sweeney dated as of February 10, 2014 and the Management Continuity Agreement between EnPro Industries, Inc. and Jerry L. Johnson entered into on October 13, 2020)

10.28+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of June 5, 2017) incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.29+
Notice of Grant of Incentive Stock Options and Stock Option Agreement dated as of July 25, 2019 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 30, 2019 by EnPro Industries, Inc. (File No. 001-31225)

10.30+
Notice of Grant of Nonqualified Stock Options and Stock Option Agreement dated as of July 25, 2019 between EnPro Industries, Inc. and Marvin A. Riley (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 30, 2019 by EnPro Industries, Inc. (File No. 001-31225)

10.31+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

22.1*	List of Guarantor Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Felix M. Brueck

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Adele M. Gulfo

24.6*	Power of Attorney for Kees van der Graaf

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 1st day of March, 2021.

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

Signatures	Title	Date

/s/ Marvin A. Riley	President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2021
Marvin A. Riley

/s/ J. Milton Childress II	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2021
J. Milton Childress II

/s/ David L. Hauser	Chairman of the Board and Director	March 1, 2021
David L. Hauser*

/s/ Thomas M. Botts	Director	March 1, 2021
Thomas M. Botts*

/s/ Felix M. Brueck	Director	March 1, 2021
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	March 1, 2021
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	March 1, 2021
Diane C. Creel*

/s/ Adele M. Gulfo	Director	March 1, 2021
Adele M. Gulfo*

/s/ Kees van der Graaf	Director	March 1, 2021
Kees van der Graaf*

/s/ John Humphrey	Director	March 1, 2021
John Humphrey*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Alluxa, Inc. from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Alluxa, Inc. from our audit of internal control over financial reporting. Alluxa, Inc’s. total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 2% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Interim Indefinite-Lived Impairment Assessment - Garlock Trademark

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived trademarks balance was $53.4 million as of December 31, 2020, of which a portion relates to the Garlock trademark. Intangible assets with indefinite lives are subject to at least annual impairment testing, conducted each year as of October 1, which compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset. In the third quarter of 2020, a triggering event was identified for the indefinite-lived trademarks within the Sealing Technologies segment, which includes the Garlock trademark. Based on the results of the interim impairment analysis, the Company recorded a $16.1 million impairment of indefinite-lived trademarks in the third quarter of 2020. Projecting discounted future cash flows requires management to make significant estimates regarding projected revenues and profit margins, discount rates, royalty rates, and tax rates.

The principal considerations for our determination that performing procedures relating to the interim impairment assessment of the Garlock trademark is a critical audit matter are (i) the significant judgment by management when determining the fair value estimate of the Garlock trademark; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived trademarks impairment assessment, including controls over the valuation of the Garlock trademark. These procedures also included, among others, (i) testing management’s process for determining the fair value estimate; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of the underlying data used in the fair value estimate; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and discount rate. Evaluating management’s assumption related to projected revenues involved evaluating whether the assumption was reasonable considering (i) current and past performance; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the significant assumption related to the discount rate.

Provision for Income Taxes - Completeness and Accuracy of Data

As described in Note 5 to the consolidated financial statements, the Company recorded a consolidated provision for income taxes from continuing operations of $3.5 million for the year ended December 31, 2020. As disclosed by management, the completeness and accuracy of the consolidated provision for income taxes is dependent on the completeness and accuracy of input data used in the calculation, including information received from foreign subsidiaries, including adjustments to the foreign subsidiaries’ year-end tax packages made as part of consolidation.

The principal considerations for our determination that performing procedures relating to the completeness and accuracy of data used in the provision for income taxes is a critical audit matter are (i) the high degree of auditor subjectivity and effort in performing procedures and evaluating the audit evidence related to accounting for the provision for income taxes; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge. As disclosed by management, a material weakness existed during the year related to this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s provision for income taxes, including controls over the completeness and accuracy of data used in the provision for income taxes. These procedures also included, among others, (i) testing the provision for income taxes, including the rate reconciliation and certain return to provision adjustments; (ii) evaluating the completeness and accuracy of the underlying input data used in the calculation of the income tax provision, including certain information received from foreign subsidiaries; and (iii) evaluating permanent and temporary differences. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s foreign provision for income taxes.

Acquisition of Alluxa, Inc. - Valuation of Definite-lived Intangible Assets

As described in Notes 1 and 3 to the consolidated financial statements, in 2020, the Company completed the acquisition of Alluxa, Inc. for $238.4 million, net of cash acquired, plus rollover equity. Identifiable intangible assets acquired as part of the acquisition were $132.3 million, consisting of definite-lived intangible assets, including customer relationships, proprietary technology, trade names, and non-competition agreements. The fair value of intangible assets associated with acquisitions is determined using an income valuation approach. Projecting discounted future cash flows requires management to make significant estimates regarding projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, attrition rates, royalty rates, obsolescence rates, and tax rates.

The principal considerations for our determination that performing procedures relating to the valuation of definite-lived intangible assets from the Alluxa, Inc. acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the acquired definite-lived intangible assets; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and profit margins, discount rate, attrition rate, royalty rate, and obsolescence rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to business combinations, including controls over management’s valuation of definite-lived intangible assets. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for determining the fair values of the definite-lived intangible assets; (iii) evaluating the reasonableness of the income valuation approach; (iv) testing the completeness and accuracy of the underlying data used in the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and profit margins, discount rate, attrition rate, royalty rate, and obsolescence rate. Evaluating management’s assumptions related to projected revenues and profit margins involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of Alluxa, Inc.; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income valuation approach and (ii) the reasonableness of the significant assumptions related to the discount rate, attrition rate, royalty rate, and obsolescence rate.

Goodwill Impairment Assessments - Technetics Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $621.8 million as of December 31, 2020. Goodwill is subject to annual impairment testing conducted each year as of October 1. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. Management would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. As a result of the business segment realignments, management tested the Technetics reporting unit for impairment before the allocation of goodwill, as well as on the annual date. After the transfer, the Technetics reporting unit was allocated $67.7 million of goodwill and the newly formed Semiconductor reporting unit was allocated $180.1 million of goodwill. To estimate the fair value of the reporting units, management uses both a discounted cash flow and market valuation approach. The key assumptions used for the discounted cash flow and market valuation approaches include projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, tax rates, and market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of the Technetics reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and profit margins, discount rate, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Technetics reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow and market valuation approaches; (iii) testing the completeness and accuracy of the underlying data used in the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and profit margins, discount rate, and market multiples. Evaluating management’s assumptions related to projected revenues and profit margins involved evaluating whether the assumptions were reasonable considering (i) current and past performance; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and market valuation approaches and (ii) the reasonableness of the significant assumptions related to the discount rate and market multiples.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2021

We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2020, 2019 and 2018
(in millions, except per share data)

	2020	2019	2018
Net sales	$1,074.0	$1,205.7	$1,274.1
Cost of sales	698.2	801.9	855.6
Gross profit	375.8	403.8	418.5
Operating expenses:
Selling, general and administrative	299.8	314.9	311.6
Other	50.1	32.3	21.1
Total operating expenses	349.9	347.2	332.7
Operating income	25.9	56.6	85.8
Interest expense	(16.5)	(19.6)	(28.5)
Interest income	1.6	1.4	1.2
Other expense	(37.8)	(34.1)	(43.4)
Income (loss) from continuing operations before income taxes	(26.8)	4.3	15.1
Income tax benefit (expense)	3.5	3.5	(19.8)
Income (loss) from continuing operations	(23.3)	7.8	(4.7)
Less: net income attributable to redeemable non-controlling interest, net of tax	0.4	—	—
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	(23.7)	7.8	(4.7)
Income from discontinued operations, including gain on sale, net of taxes	208.1	30.5	24.3
Net income attributable to EnPro Industries, Inc	$184.4	$38.3	$19.6
Basic earnings (loss) per share:
Continuing operations	$(1.15)	$0.38	$(0.22)
Discontinued operations	10.13	1.48	1.16
Net income per share	$8.98	$1.86	$0.94
Diluted earnings (loss) per share:
Continuing operations	$(1.15)	$0.38	$(0.22)
Discontinued operations	10.13	1.47	1.16
Net income per share	$8.98	$1.85	$0.94

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2020, 2019 and 2018
(in millions)

	2020	2019	2018
Net income attributable to EnPro Industries, Inc.	$184.4	$38.3	$19.6
Other comprehensive income:
Foreign currency translation adjustments	24.9	21.9	(0.3)
Pension and postretirement benefits adjustment (excluding amortization)	7.8	(6.2)	(12.7)
Pension settlements and curtailments	(0.8)	—	12.7
Amortization of pension and postretirement benefits included in net income	5.5	7.0	5.5
Other comprehensive income, before tax	37.4	22.7	5.2
Income tax expense related to items of other comprehensive income	(2.9)	(2.1)	(2.3)
Other comprehensive income, net of tax	34.5	20.6	2.9
Less: other comprehensive income attributable to non-controlling interests	3.0	—	—
Other comprehensive income, net of tax attributable to EnPro Industries, Inc	31.5	20.6	2.9
Comprehensive income attributable to EnPro Industries, Inc.	$215.9	$58.9	$22.5

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2020, 2019 and 2018
(in millions)

	2020	2019	2018
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income attributable to EnPro Industries, Inc.	$184.4	$38.3	$19.6
Adjustments to reconcile net income attributable to EnPro Industries, Inc. to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(208.1)	(30.5)	(24.3)
Taxes related to sale of discontinued operations	(38.7)	—	—
Depreciation	30.2	30.4	31.6
Amortization	40.6	37.5	34.5
Loss on sale of businesses	2.6	11.3	—
Loss on extinguishment of debt	—	—	18.1
Asset impairments	29.3	29.4	14.1
Deferred income taxes	(14.6)	(28.3)	1.6
Stock-based compensation	5.4	6.8	6.5
Other non-cash adjustments	3.2	2.5	2.0
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Asbestos insurance receivables	2.5	5.8	29.9
Accounts receivable, net	18.7	9.9	(1.1)
Inventories	19.5	7.0	(23.0)
Accounts payable	0.3	(15.9)	(4.9)
Income taxes, net	(17.8)	22.0	95.3
Other current assets and liabilities	(13.1)	4.4	5.8
Other non-current assets and liabilities	13.2	0.2	7.1
Net cash provided by operating activities of continuing operations	57.6	130.8	212.8
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(18.3)	(21.6)	(36.1)
Proceeds from sale of businesses	475.1	3.6	—
Payments for acquisitions, net of cash acquired	(238.3)	(310.5)	—
Receipts from settlements of derivative contracts	—	—	9.3
Proceeds from sale of property, plant and equipment	0.8	0.8	30.7
Other	(3.2)	(3.4)	(2.8)
Net cash provided by (used in) investing activities of continuing operations	216.1	(331.1)	1.1
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	29.9	652.7	1,014.7
Repayments of debt, including premiums to par value	(168.2)	(487.9)	(1,184.9)
Repurchase of common stock	(5.3)	(15.0)	(50.0)
Dividends paid	(21.7)	(20.9)	(20.3)
Other	(2.0)	(5.1)	(11.9)
Net cash provided by (used in) financing activities of continuing operations	(167.3)	123.8	(252.4)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(6.2)	76.8	13.6
Investing cash flows	—	(11.8)	(27.1)
Net cash provided by (used in) discontinued operations	(6.2)	65.0	(13.5)
Effect of exchange rate changes on cash and cash equivalents	8.1	3.1	(7.7)
Net increase (decrease) in cash and cash equivalents	108.3	(8.4)	(59.7)
Cash and cash equivalents at beginning of year	121.2	129.6	189.3
Cash and cash equivalents at end of year	$229.5	$121.2	$129.6
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$16.1	$19.2	$33.3
Income taxes, net of refunds received	$67.2	$8.8	$(77.9)

	2020	2019	2018
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$1.9	$2.5	$2.3

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2020 and 2019
(in millions, except share amounts)

	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$229.5	$121.2
Accounts receivable, less allowance for doubtful accounts of $4.1 in 2020 and of $3.7 in 2019	143.2	160.8
Inventories	139.1	157.1
Income taxes receivable	49.6	28.7
Prepaid expenses and other current assets	17.6	27.6
Current assets held for sale	—	254.1
Total current assets	579.0	749.5
Property, plant and equipment, net	195.0	218.8
Goodwill	621.8	485.3
Other intangible assets, net	553.6	466.9
Other assets	134.2	114.6
Total assets	$2,083.6	$2,035.1
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3.8	$4.1
Accounts payable	69.8	82.7
Accrued expenses	128.4	137.3
Current liabilities held for sale	—	89.5
Total current liabilities	202.0	313.6
Long-term debt	487.5	625.2
Deferred taxes and non-current income taxes payable	130.5	74.6
Other liabilities	136.7	106.8
Total liabilities	956.7	1,120.2
Commitments and contingent liabilities
Redeemable non-controlling interest	48.4	28.0
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 20,718,675 shares at December 31, 2020 and 20,785,346 shares at December 31, 2019	0.2	0.2
Additional paid-in capital	289.6	292.1
Retained earnings	794.8	632.2
Accumulated other comprehensive loss	(4.9)	(36.4)
Common stock held in treasury, at cost – 182,511 shares at December 31, 2020 and 186,516 shares at December 31, 2019	(1.2)	(1.2)
Total shareholders’ equity	1,078.5	886.9
Total liabilities and equity	$2,083.6	$2,035.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2020, 2019 and 2018
(dollars and shares in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Permanent Shareholders’ Equity	Redeemable non-controlling interest
	Shares	Amount
Balance, December 31, 2017	21.3	$0.2	$347.9	$604.4	$(48.4)	$(1.3)	$902.8	$—
Adoption of new accounting standards	—	—	—	(0.3)	—	—	(0.3)	—
Net income	—	—	—	19.6	—	—	19.6	—
Other comprehensive income	—	—	—	—	2.9	—	2.9	—
Dividends ($0.96 per share)	—	—	—	(20.4)	—	—	(20.4)	—
Share repurchases	(0.7)	—	(50.0)	—	—	—	(50.0)	—
Incentive plan activity	0.1	—	3.1	—	—	—	3.1	—
Balance, December 31, 2018	20.7	0.2	301.0	603.3	(45.5)	(1.3)	857.7	—
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—	—
LeanTeq acquisition	—	—	—	—	—	—	—	28.0
Net income	—	—	—	38.3	—	—	38.3	—
Other comprehensive income	—	—	—	—	20.6	—	20.6	—
Dividends ($1.00 per share)	—	—	—	(20.9)	—	—	(20.9)	—
Share repurchases	(0.2)	—	(15.0)	—	—	—	(15.0)	—
Incentive plan activity	0.1	—	6.1	—	—	0.1	6.2	—
Balance, December 31, 2019	20.6	0.2	292.1	632.2	(36.4)	(1.2)	886.9	28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Alluxa acquisition	—	—	—	—	—	—	—	16.9
Net income	—	—	—	184.4	—	—	184.4	0.4
Other comprehensive income	—	—	—	—	31.5	—	31.5	3.0
Dividends ($1.04 per share)	—	—	—	(21.7)	—	—	(21.7)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	4.8	—	—	—	4.8	—
Other	—	—	(2.0)	—	—	—	(2.0)	0.1
Balance, December 31, 2020	20.5	$0.2	$289.6	$794.8	$(4.9)	$(1.2)	$1,078.5	$48.4

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro” or the “Company”) is a leader in designing, developing, manufacturing, servicing, and marketing proprietary engineered industrial products and serve a wide variety of customers in varied industries around the world. Over the past year and a half, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds
Basis of Presentation
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
In the fourth quarter of 2020, we evaluated our internal reporting and determined to have a new segment as the result of internal reorganizations and the acquisition of Alluxa, Inc. ("Alluxa"). For more information on the acquisition of Alluxa, see Note 3, "Acquisitions and Dispositions". Our new segment, Advanced Surface Technologies, is comprised of Alluxa and our semiconductor businesses, comprised of LeanTeq and the Technetics semiconductor business, previously reported in our Sealing Technologies segment within our Technetics reporting unit. This change is reflected in all periods presented in Note 19, "Business Segment Information". The change also involved the transfer of $180.1 million of goodwill from the Sealing Technologies segment to our Advanced Surface Technologies segment. This change is reflected in all periods presented in Note 9, "Goodwill and Other Intangible Assets".
In the second quarter of 2020 we moved the oil and gas component of our Garlock Pipeline Technologies ("GPT") business from the Sealing Technologies segment to the Engineered Materials segment. This move allowed us to group our two oil and gas businesses, GPT and Compressor Products International, together to be managed as one business unit. This change is reflected in all periods presented in Note 19, "Business Segment Information". The change also involved the transfer of $5.8 million of goodwill from the Sealing Technologies segment to the Engineered Materials segment which is reflected in all periods presented in Note 9, "Goodwill and Other Intangible Assets".
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

Summary of Significant Accounting Policies
Revenue Recognition – The largest stream of revenue is product revenue for shipments of the various products discussed further in Note 19, "Business Segment Information," along with a smaller amount of revenue from services that typically take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.
At December 31, 2020, we had a backlog of orders of continuing operations valued at $212.5 million compared with $190.7 million at December 31, 2019. Approximately 6.1% of the backlog is expected to be filled beyond 2021. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses totaled $2.9 million, $3.0 million, and $0.6 million respectively, in 2020 and 2019, and 2018.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Research and development expenditures in 2020, 2019, and 2018 were $15.2 million, $20.6 million, and $22.9 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The Tax Act provides for a territorial tax system, that includes the global intangible low-taxed income (“GILTI”) provision beginning in 2018. The GILTI provisions require us to include in our U.S. income tax return certain current year foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred.
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
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or net realizable value. Approximately 19% and 19% of inventories were valued by the LIFO method in 2020 and 2019, respectively.
Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 5 to 25 years; machinery and equipment, 3 to 10 years.
Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing conducted each year as of October 1. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
To estimate the fair value of our reporting units, we use both a discounted cash flow and market valuation approach. The discounted cash flow approach uses cash flow projections to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates and tax rates. For the market approach, we choose a group of peer companies we believe is best representative of each reporting unit. We used a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach provides a better indicator of a reporting unit's value since it reflects the specific cash flows anticipated to be generated in the future by the business.
As a result of the business segment realignment discussed in this footnote under "Basis of Presentation", our Technetics reporting unit was tested for impairment both before and after the allocation of goodwill and the newly formed Semiconductor reporting unit (the LeanTeq and Technetics semiconductor business) was tested after the allocation. We determined that the

Technetics reporting unit was not impaired prior to the transfer of goodwill. After the transfer, the Technetics reporting unit was allocated $67.7 million of goodwill and, as of our allocation date of December 1, 2020, we determined it was not impaired as its fair value exceeded its carrying value by 26%. We also determined that our Semiconductor reporting unit, allocated $180.1 million of goodwill as of our allocation date of December 1, 2020, was not impaired and its fair value exceeded its carrying value by 2%. Any change in assumptions, including forecasted performance or external market information used in our fair value calculation, including the determination of our discount rate, could result in a future impairment of our Semiconductor reporting unit. We will continue to monitor its performance as well as other market factors and test for impairment if we determine a triggering event has occurred. Also as a result of the transition of the oil and gas component of the GPT business, an interim goodwill impairment test was performed in the second quarter of 2020 for all reporting units and we determined that the carrying amount of our goodwill was not impaired either before or after the move.
We completed our required annual impairment tests of goodwill as of October 1, 2020, 2019 and 2018. These assessments did not indicate any impairment of the goodwill, and the fair values of each of our reporting units exceeded their carrying values by at least 20%, with the exception of our Semiconductor reporting unit discussed above. The most recent annual assessment as well as the interim goodwill impairment assessments discussed above were conducted in the context of information that was reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business. However, because of uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with specificity the extent and duration of any future impact on our business and financial results from COVID-19. In addition, although most of our operations have been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Accordingly, if the impact is more severe or longer in duration than we have projected, such impact could potentially result in impairments of assets in future periods. We will test all reporting units again at our next test date of October 1, 2021, or earlier as circumstances may require.
Other intangible assets are recorded at cost or, when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology-related assets, trademarks, licenses and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 2 to 21 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, conducted each year as of October 1, which compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset.
In the third quarter of 2020, sales declines by businesses utilizing two of the indefinite-lived trademarks within our Sealing Technologies segment, primarily related to the Garlock trademark, were determined to be triggering events for an interim impairment analysis. Based on the results of this analysis, we recorded a $16.1 million impairment of indefinite-lived trademarks in the third quarter. In the fourth quarter of 2019 we determined our indefinite-lived Motorwheel trade name was impaired at December 31, 2019. We recorded a $7.9 million impairment charge and recorded the trade name at $2.1 million on our Consolidated Balance Sheet at December 31, 2019, which represented the fair-value of the asset. All assets of our Motorwheel business were subsequently divested in 2020.
Debt – Debt issuance costs associated with our senior secured revolving credit facility are presented as an asset and subsequently amortized into interest expense ratably over the term of the revolving debt arrangement. Debt issuance costs associated with any of our other debt instruments that are incremental third-party costs of issuing the debt are recognized as a reduction in the carrying value of the debt and amortized into interest expense over the time period to maturity using the interest method.
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
We utilize a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.
•Level 3: Unobservable inputs that reflect our own assumptions.
The fair value of intangible assets associated with acquisitions is determined using an income valuation approach. Projecting discounted future cash flows requires us to make significant estimates regarding projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, attrition rates, royalty rates, obsolescence rates and tax rates. This non-recurring fair value measurement would be classified as Level 3 due to the absence of quoted market prices or observable inputs for assets of a similar nature.
We review the carrying amounts of long-lived assets when certain events or changes in circumstances indicate that the carrying amounts may not be recoverable.  An impairment loss is recognized when the carrying amount of the asset group is not recoverable and exceeds its fair value.  We estimate the fair values of assets subject to long-lived asset impairment based on our own judgments about the assumptions that market participants would use in pricing the assets. In doing so, we use a market approach when available or an income approach based upon discounted cash flows. The key assumptions used for the discounted cash flow approach include expected cash flows based on internal business plans, projected growth rates, discount rates, and royalty rates for certain intangible assets.  We classify these fair value measurements as Level 3.
Similarly, the fair value computations for the recurring impairment analyses of goodwill and indefinite-lived intangible assets would be classified as Level 3 due to the absence of quoted market prices or observable inputs. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, tax rates and royalty rates for certain indefinite-lived intangible assets. Significant changes in any of those inputs could result in a significantly different fair value measurement.
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

For 2020, 2019, and 2018, results of operations from Fairbanks Morse were as follows:

	Years Ended December 31,
	2020	2019	2018
		(in millions)
Net sales	$7.6	$284.2	$257.9
Cost of sales	7.6	216.9	197.4
Gross profit	—	67.3	60.5
Operating expenses:
Selling, general, and administrative expenses	1.5	28.2	28.8
Other	(0.1)	0.8	0.2
Total operating expenses	1.4	29.0	29
Income (Loss) from discontinued operations before income taxes	(1.4)	38.3	31.5
Income tax benefit (expense)	0.3	(7.8)	(7.2)
Income (loss) from discontinued operations, net of taxes before gain from sale of discontinued operations	(1.1)	30.5	24.3
Gain from sale of discontinued operations, net of taxes	209.2	—	—
Income from discontinued operations, net of taxes	$208.1	$30.5	$24.3

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

Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to Fairbanks Morse for corporate services have not been reflected in the above financial statements of discontinued operations and were included as part of our income from continuing operations in the accompanying consolidated financial statements of the company for all periods as they are expected to be in the future. As a result, income before income taxes of Fairbanks Morse has been increased by $2.4 million and $2.2 million, in 2019 and 2018, respectively, with offsetting increase in corporate expenses.

3.	Acquisitions and Dispositions
Acquisitions
On October 26, 2020, a subsidiary of EnPro formed for this purpose (the "Alluxa Acquisition Subsidiary") acquired all of the equity securities of Alluxa, Inc. ("Alluxa"), a privately held, California-based company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. Alluxa's products are developed through a proprietary coating process using state-of-the-art advanced equipment. Alluxa is included with the Advanced Surface Technologies segment.

Alluxa works in collaboration with customers across major end markets to provide customized, complex precision coating solutions through its specialized technology platform and proprietary processes. Alluxa has cultivated long-standing customer relationships across its diversified customer base. Alluxa’s global distribution capabilities support the company’s international reach, serving customers across the Americas, Europe, and Asia. Founded in 2007, Alluxa has two locations in California and is headquartered in Santa Rosa, California.
The acquisition was paid for with $238.4 million, net of cash acquired, plus rollover equity from three Alluxa executives (the “Alluxa Executives”). Additionally, there were $5.0 million of acquisition-related costs recorded during the year ended December 31, 2020 related to this transaction which were expensed during the period and included in selling, general and administrative expense in the accompanying Consolidated Statement of Operations.
The purchase price of Alluxa was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired less the liabilities assumed was reflected as goodwill which is attributable primarily to the value of the workforce and revenue related to sales of future technology and future customers. Goodwill recorded as part of the purchase price allocation was $126.0 million, of which $0.1 million is expected to be tax deductible over a period of 7 years. Identifiable intangible assets acquired as part of the acquisition were $132.3 million, consisting of definite-lived intangible assets, including customer relationships, proprietary technology, trade names and non-competition agreements, with a weighted average amortization period of approximately 13 years. Inventory acquired includes an adjustment to fair value of $13.9 million.
In connection with the completion of the transaction, we entered into a limited liability operating agreement (the “Alluxa LLC Agreement”) with respect to the “Alluxa Acquisition Subsidiary” in connection with the rollover transaction with the Alluxa Executives receiving approximately 7% of the equity interests of the Alluxa Acquisition Subsidiary in return for their contribution of the rollover shares of Alluxa. Pursuant to the Alluxa LLC Agreement, each Alluxa Executive has the right to sell to us, and we have the right to purchase from each Alluxa Executive (collectively, the “Put and Call Rights”), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. The Alluxa LLC Agreement also provides for the purchase by us of all of an Alluxa Executive's equity interests in the Alluxa Acquisition Subsidiary in connection with the termination of employment of the Alluxa Executive under specified circumstances, with payments in certain circumstances to be made in annual installments. In certain cases involving the termination of an Alluxa Executive's employment, the consideration payable to an Alluxa Executive for the purchase of his equity interests is equal to the fixed value set forth in the Alluxa LLC Agreement (an aggregate of $17.85 million for all of the Alluxa Executives). In all other cases, including upon any exercise of the Alluxa Put and Call Rights, the consideration payable under the Alluxa LLC Agreement in connection with any such purchase by us of an Alluxa Executive's equity interests in the Alluxa Acquisition Subsidiary is equal to the greater of the fixed value of the equity interests as set forth in the Alluxa LLC Agreement or a price based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the Alluxa Acquisition Subsidiary, plus cash and less indebtedness of the Alluxa Acquisition Subsidiary prior to the relevant payment, and subject to certain adjustments dependent upon the circumstances of the purchase and sale.
The fair value of the Alluxa Executives' equity interests was estimated as of closing to be $16.9 million. To estimate the fair value of the Alluxa Put and Call Rights, we used a Monte Carlo simulation in an option pricing framework (a special case of the Income Approach). In particular, we simulated the future equity value and EBITDA of Alluxa assuming a correlated Geometric Brownian Motion. For each simulation path, the Alluxa Put and Call Rights' payoffs are calculated based on the contractual terms, and then discounted at the term-matched risk-free rate plus, in the case of the put option, allowance for counterparty credit risk. Finally, the value of the Alluxa Put and Call Rights is calculated as the average present value over all simulated paths. The model uses our EBITDA forecasts adjusted for risk to simulate future EBITDA in a risk-neutral framework. Due to the presence of the put arrangement, the Alluxa Executives' equity interest is presented as redeemable non-controlling interest since redemption is not solely within our control. We initially recognized the amount at fair value, inclusive of the put-call provisions. We will adjust the redeemable non-controlling interest when the redemption value exceeds the carrying value with changes recognized as an adjustment to equity.
As noted earlier, the put option or call option may be exercised in the event of certain employment terminations or other events. The put/call price will be reduced as described above for certain types of employment terminations. As a result of this option related to employment termination, a portion of the non-controlling interest will be classified as compensation expense for financial reporting purposes. We calculated the value of this compensation (the “Compensation Amount”) using a with-and-without method. In particular, we calculated the value of the Compensation Amount as the difference between the value of the net put and call options with and without the reduced strike prices. Based on this approach we calculated the Compensation Amount to be $9.8 million, as of the valuation date. This amount will be recognized as compensation expense over the term of the options and is subject to change based on the ultimate redemption value of the Alluxa Executives' equity interests.

We continue to evaluate the purchase price allocation of this acquisition, primarily the value of certain intangible assets and income tax assets and liabilities, and it may be revised in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocation:

(in millions)
Accounts receivable	$6.1
Inventories	18.9
Property, plant and equipment	11.0
Goodwill	126.0
Other intangible assets	132.3
Other assets	9.1
Deferred income taxes	(38.1)
Liabilities assumed	(10.0)
Redeemable non-controlling interest	(16.9)
$238.4
On September 25, 2019, we acquired all of the equity securities of LeanTeq Co., Ltd. and its affiliate LeanTeq LLC (collectively referred to as “LeanTeq”). LeanTeq primarily provides refurbishment services for critical components and assemblies used in state-of-the-art semiconductor equipment. This equipment is used to produce the latest and most technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq is included within the Advanced Surface Technologies segment.
The acquisition was paid for with $271.2 million, net of cash acquired, plus rollover equity from two of LeanTeq sellers (the “LeanTeq Executives”) who were executives of the acquired entity. This rollover equity gives the LeanTeq Executives approximately a 10% ownership share (the "Rollover Equity") of Lunar Investment LLC (“Lunar”), EnPro’s subsidiary that purchased LeanTeq. Additionally, there were $6.4 million of acquisition-related costs recorded during the year ended December 31, 2019, which were expensed during the period and included in selling, general and administrative expense in the accompanying Consolidated Statements of Operations.
Pursuant to a limited liability company agreement (the "LeanTeq LLC Agreement") entered into with respect to Lunar as part of the LeanTeq acquisition, EnPro has the right to buy from each LeanTeq Executive, (each a LeanTeq "Call Option”), and the right to sell (the "Put Option") such LeanTeq Executive's Rollover Equity as follows:
EnPro has the right to buy, and the LeanTeq Executive has the right to sell, such Rollover Equity within 90 days following the third anniversary of the closing and payable in two installments as follows (the "Put/Call Price"):

•Half of the price payable for the Rollover Equity is to be equal to a pro rata portion of a multiple of EBITDA (as defined) of Lunar (on a consolidated basis) during the last 12 months (“LTM”) ending on the closest month end prior to the last month end before the purchase or sale (the "First Measurement Date") less Lunar's consolidated net debt in excess of cash as of the First Measurement Date (the "First Exercise Price"). The applicable multiple depends on the future LTM EBITDA margin and revenue growth;
•The remaining half of the price payable for the Rollover Equity will be equal to an amount that is the higher of the First Exercise Price and a pro rata portion of a multiple of EBITDA of Lunar (on a consolidated basis) during the last 12 months (“LTM”) prior to the first anniversary of the First Measurement Date (the "Second Measurement Date") less Lunar's consolidated net debt in excess of cash as of the Second Measurement Date. The applicable multiple depends on the future LTM EBITDA margin and revenue growth.
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
As a result of the decision to retain earnings in Taiwan, the income tax rate utilized in establishing deferred tax liabilities in the acquisition date balance sheet of LeanTeq was increased from 20% to 23.6%, reflecting a local tax of approximately 3.6% on undistributed earnings. The increase in the income tax rate results in an increase in goodwill and deferred tax liabilities in the acquisition date balance sheet of $7.1 million, which was initially reflected in the consolidated balance sheet as of June 30, 2020. The decision on our retention of LeanTeq’s earnings in Taiwan was our final required purchase accounting determination. Management concluded that the purchase accounting for the LeanTeq acquisition was finalized at June 30, 2020.
On July 2, 2019, we acquired 100% of the stock of The Aseptic Group (comprising Aseptic Process Equipment SAS and Aseptic Services SARL, collectively referred to as “Aseptic”), a privately-held company which distributes, designs and manufactures aseptic fluid transfer products for the pharmaceutical and biopharmaceutical industries. Aseptic, headquartered in Limonest, France, is included as part of our Garlock group of companies within the Sealing Technologies segment. The business was acquired for $39.3 million, net of cash acquired.
Sales of $5.7 million and a pre-tax loss of $6.1 million for Alluxa are included in our Consolidated Statements of Operations for the year ended December 31, 2020. Sales of $14.4 million and pre-tax income of $1.5 million for LeanTeq and Aseptic are included in our Consolidated Statements of Operations for the year December 31, 2019. The following unaudited pro forma condensed consolidated financial results of operations for the years ended December 31, 2020, 2019, and 2018 are presented as if these acquisitions had been completed on January 1, 2018:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Pro forma net sales	$1,098.7	$1,261.2	$1,335.2
Pro forma net income (loss) from continuing operations	(22.9)	5.0	(27.5)

These amounts have been calculated after applying our accounting policies and adjusting the results of Alluxa, LeanTeq and Aseptic to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied as of January 1, 2018 as well as additional interest expense to reflect financing required, together with the consequential tax effects. The supplemental pro forma net income for the year ended December 31, 2020 was adjusted to exclude $5.0 million of pre-tax acquisition-related costs. The supplemental pro forma net income for the year ended December 31, 2019 was adjusted to exclude $7.0 million of pre-tax acquisition-related costs. The supplemental pro forma net income for the year ended December 31, 2018 was adjusted to include $12.0 million of these charges. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on January 1, 2018, or of future results of the consolidated entities.
Dispositions
On December 31, 2020, we sold the shares of Technetics Group UK Limited ("Technetics Group UK") for a nominal cash purchase price. As part of the agreement with the buyer, we delivered to the buyer £148,000 of cash to fund value added tax ("VAT") payments due for VAT liabilities already incurred and £50,000 for working capital. We incurred a loss upon the sale of approximately £976,000 ($1.3 million).
On November 30, 2020, we closed on the sale of our bushing block business in our Engineered Materials segment principally located in Dieuze, France. Prior to finalizing the sale of the business, we determined it to be impaired and recorded a $6.2 million impairment charge that consisted of $1.8 million of non-cash impairments of long-lived assets and $4.4 million of cash payments due to the buyer at closing. The impairment charge was recorded in other operating expenses on our consolidated statement of operations. Upon closing of the business, we recorded a $0.1 million gain on the sale of business in other non-operating expense on our consolidated statement of operations. Total charges related to the exit of our bushing block business were $6.1 million.
On November 20, 2020, we completed the sale of the Air Springs portion of our heavy-duty trucking business for $23.1 million in cash, net of an estimated working capital adjustment and fees, and a long-term promissory note with a fair-value of $6.4 million (face value of $7.5 million). As part of the agreement with the buyer, we retained the U.S. accounts receivable for the business, which created a large working capital adjustment at closing. The amount of retained accounts receivable in the

U.S. was approximately $8.6 million. The purchase price is subject to final working capital adjustments. In the fourth quarter of 2020, we recorded a $0.1 million non-cash loss on sale of business.
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands in the second quarter of 2020, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees. This transaction resulted in a $3.1 million loss on sale of the business in other non-operating expense on our consolidated statements of operations, comprised of a $3.0 million non-cash loss on the sales of assets and a $0.1 million loss on other expenses. Prior to finding a buyer of the brands, we determined the assets were impaired and recorded restructuring and impairment charges of $7.4 million in other operating expenses on our consolidated statements of operations. Total losses on the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands recorded in 2020 were $10.5 million.
In the second quarter of 2020 we entered into an agreement to sell the Lunar® air disc brake business located in both the U.S. and in Shanghai, China. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million recorded in non-operating income on our consolidated statement of operations. The sale of the Lunar® manufacturing facility located in Shanghai, China closed in the fourth quarter of 2020 for $0.9 million, resulting in a loss of $0.1 million. Prior to closing on the sale of the business, we determined the assets to be impaired and recorded a $2.1 million impairment charge, of which $1.6 million was related to impairment of long-lived assets and $0.5 million related to the impairment of inventory. The impairment of long-lived assets was recorded in other operating expense and the impairment of inventory was recorded in cost of sales on our consolidated statement of operations. Total net loss related to the exit of the Lunar® air disc brake business was $1.9 million.
For a further discussion of the impairment charges recorded in connection with the sale of the facility in Dieuze, Motor Wheel® brake drum and Crewson® brake adjuster brands, and the Lunar® air disc brake business, see Note 4, "Other Expense".
In 2019 we recorded a $16.3 million pre-tax loss related to the sale of certain assets and certain liabilities of our brake products business unit located in Rome, Georgia, which was included in our Sealing Technologies segment. The loss is composed of the loss on the sale of the business, which closed on September 25, 2019, and the loss on the sale of the facility which closed in the first quarter of 2020. As a result of the agreement to sell the related building, we recorded a $0.6 million loss in other expense on our Consolidated Statement of Operations for the year ended December 31, 2019. Upon entering the agreement, we ceased depreciation and adjusted the net book value of the building to the contracted sales price and reclassified to other current assets on our Consolidated Balance Sheet as of December 31, 2019.
The sale of the business resulted in a $15.7 million loss that is included in other expense on our Consolidated Statements of Operations for the year ended December 31, 2019. The loss is composed of an $11.3 million non-cash loss on the sale of the business and a $4.4 million loss related to contract cancellation costs, severance, and other expenses.
The aggregate sales price for the brake products business totaled $6.8 million, of which we received $3.6 million in September 2019 at the closing of the sale of the business and received $0.1 million in the fourth quarter of 2019 that was applied to the sale of the building, which closed in February 2020. On the closing of the sale of the building, we received $2.9 million. We received the balance of $0.2 million later in 2020 which was net of an adjustment based on final inventory balances.
The assets, liabilities, and results of operations for the brake products business unit are not significant to our consolidated financial position or result of operations.
See Note 2, "Discontinued Operations," for information related to the disposition of the Fairbanks Morse division, which comprised the entire Power Systems segment.

4.	Other Expense
Operating
We incurred $46.7 million, $35.1 million and $22.2 million of restructuring and impairment costs during the years ended December 31, 2020, 2019 and 2018, respectively.
In the fourth quarter of 2020, we decided to exit the manufacturing of metallic gaskets. As a result of this decision, we evaluated the product line and determined the assets were impaired. We recorded a $1.5 million impairment, of which $1.4 million was related to the impairment of long-lived assets and $0.1 million was related to inventory.

In the fourth quarter of 2020, we announced a restructuring and reduction in our CPI German workforce. As a result, we recorded $3.4 million in restructuring charges related to severance.
In the third quarter of 2020, sales declines by businesses utilizing two of the indefinite-lived trademarks within our Sealing Technologies segment were determined to be triggering events for an interim impairment analysis. Based on the results of this analysis, we recorded a $16.1 million impairment of indefinite-lived trademarks in the third quarter.
Prior to selling our bushing block business operated at the Dieuze facility, we evaluated the business and determined it was impaired and incurred restructuring charges. We recorded $8.6 million in restructuring and impairment charges, that consisted of $3.0 million of non-cash impairments of long-lived assets, $4.4 million (3.7 million EUR) of cash payments paid to the buyer at closing, and $1.2 million in severance, legal and other costs.
The exit from our Motor Wheel® brake drum and Crewson® brake adjuster brands resulted in restructuring and impairment charges of $7.4 million in 2020, of which $3.6 million was related to inventory impairment charges, $3.5 million was impairment of intangible assets, and $0.3 million related to severance, contract cancellation costs, and other expenses. million.
In the second quarter of 2020, we entered into an agreement to sell the Lunar® air disc brake business. As a result of this agreement, we incurred $1.9 million in impairment charges, of which $1.4 million related to impairment of long-lived assets and $0.5 million related to impairment of inventory.
In addition to the above mentioned restructuring and impairment charges, we undertook various other smaller restructuring and impairment action in 2020 that resulted in recording $7.6 million of restructuring related to severance and other exit costs and $0.2 million of impairment related to inventory of discontinued product lines.
Workforce reductions in 2020 associated with the aforementioned restructuring actions totaled 289 administrative and manufacturing positions.
Based upon an analysis of the Motorwheel product line in the Stemco division of our Sealing Technologies segment, we determined that the long-lived assets of the Motorwheel product line were not recoverable as of December 31, 2019. As a result, we recorded an impairment of $21.0 million, of which $9.2 million related to the impairment of certain finite-lived intangible assets, $7.9 million related to the indefinite lived Motorwheel trademark, and $3.9 million related to the impairment of property, plant, and equipment.
Additionally, in the fourth quarter of 2019, we recorded restructuring charges related to our decision to shut down and exit production of our ATDynamics, Aeris and BatRF product lines in the Stemco division of our Sealing Technologies segment. As a result, we recorded a $3.1 million inventory impairment, $3.1 million impairment of property, plant, and equipment and intangible assets related to these products, and $1.0 million in severance and other costs. Additionally, in the fourth quarter of 2019, we evaluated certain long-lived assets in our Commercial Vehicle Components businesses in the Stemco division of our Sealing Technologies segment and determined these assets were not recoverable. As a result, we recorded a $1.6 million impairment loss related to intangible assets associated with the business. Restructuring actions in 2019 are reflected in other (operating) expense in our Consolidated Statement of Operations other than the inventory related charges of $3.1 million, which are reflected in cost of sales. Including smaller targeted restructuring actions, total restructuring costs and impairment charges for our Stemco division were $30.8 million for the year ended December 31, 2019.
Workforce reductions in 2019 associated with our exit from the ATDynamics, Aeris, and BatRF product lines as well as other smaller targeted restructuring actions totaled 121 administrative and manufacturing positions.
In the fourth quarter of 2018, we implemented a restructuring plan under which our Stemco heavy-duty truck business in the Sealing Technologies segment discontinued the manufacturing of brake drum friction. The restructuring plan involved the shut down of production lines that occupied a portion of Stemco’s owned manufacturing facility in Rome, Georgia.
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
In the second quarter of 2018, we commenced the exit from our industrial gas turbine business in the Sealing Technologies segment located in Oxford, Massachusetts. We sold the land and building at this location in June 2018, resulting in a realized gain of $21.7 million.  We incurred severance expenses of $3.8 million, net tangible asset write downs of $1.8 million, the write-off of customer relationship intangible assets associated with the business of $19.1 million, and other costs related to the restructuring of $0.5 million.  These transactions resulted in total net restructuring costs related to the exit of $3.5 million.  These net costs are reflected within other (operating) expense in our Consolidated Statement of Operations other than inventory-related costs of $2.0 million, which were reflected in costs of sales.
Workforce reductions in 2018 associated with our exit from the industrial gas turbine business and other smaller targeted restructuring actions totaled 98 administrative and manufacturing positions.
Restructuring reserves at December 31, 2020, as well as activity during the year, consisted of:

	Balance December 31, 2019	Provision	Payments	Balance December 31, 2020
	(in millions)
Personnel-related costs	$1.4	$12.0	$(8.9)	$4.5
Facility relocation and closure costs	—	5.4	(5.2)	0.2
	$1.4	$17.4	$(14.1)	$4.7

Also included in restructuring costs for 2020 were asset write-downs, net of gains, of approximately $29.3 million that did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2019, as well as activity during the year, consisted of:

	Balance December 31, 2018	Provision	Payments	Balance December 31, 2019
	(in millions)
Personnel-related costs	$—	$5.1	$(3.7)	$1.4
Facility relocation and closure costs	1.0	1.2	(2.2)	—
	$1.0	$6.3	$(5.9)	$1.4

Also included in restructuring costs for 2019 were asset write-downs of approximately $28.8 million that did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2018, as well as activity during the year, consisted of:

	Balance, December 31, 2017	Provision	Payments	Balance December 31, 2018
	(in millions)
Personnel-related costs	$0.7	$6.7	$(7.4)	$—
Facility relocation and closure costs	1.2	1.3	(1.5)	1.0
	$1.9	$8.0	$(8.9)	$1.0

Also included in restructuring costs for 2018 were asset write-downs of approximately $14.2 million that did not affect the restructuring reserve liability.

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Sealing Technologies	$30.3	$32.2	$21.3
Advanced Surface Technologies	0.1	0.1	0.1
Engineered Materials	16.3	2.1	0.7
Corporate	—	0.7	0.1
	$46.7	$35.1	$22.2

Also included in other operating expense for the years ended December 31, 2020, 2019 and 2018 was $7.8 million, $0.2 million and $2.0 million, respectively, primarily consisting of legal fees and the settlement in 2020 of a legal claim with respect to products last supplied in 2008.
Non-Operating
During 2020, 2019 and 2018, we recorded expense of $38.2 million, $14.5 million and $13.4 million, respectively, due to environmental reserve increases based on additional information at several specific sites and other ongoing obligations of previously owned businesses. Refer to Note 20, "Commitments and Contingencies - Environmental," for additional information about our environmental liabilities.
We report the service cost component of pension and other postretirement benefits expense in operating income in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in other (non-operating) expense. For the years ended December 31, 2020, 2019 and 2018, we reported approximately $(3.0) million, $3.3 million and $12.0 million, respectively, of expense (income) on the Consolidated Statements of Operations related to the components of net benefit cost other than service cost. Refer to Note 15, "Pensions and Postretirement Benefits," for additional information regarding net benefit costs.
In 2020, we recorded a pretax loss of $2.6 million related to the sale of several businesses, including the Technetics Group UK Limited business, the Air Springs portion of our heavy-duty trucking business, our Motor Wheel® brake drum and Crewson® brake adjuster brands, and our Lunar ® air disc brake business located in our Sealing Technologies segment as well as our bushing block business principally located in Dieuze, France from our Engineered Materials segment. Sales reported for the divested businesses included in our net sales for the years ended December 31, 2020, 2019, and 2018 were $110.1 million, $161.2 million, and $173.5 million, respectively. For a further discussion on businesses disposed of, see Note 3, "Acquisitions and Dispositions."
In 2019, we recorded a pre-tax loss of $16.3 million related to the sale of certain assets and certain liabilities of our brake products business unit located in Rome, Georgia, which was included in our Sealing Technologies segment. The loss is composed of the loss on the sale of the business, which closed in the third quarter of 2019, and the loss on the sale of the facility, which closed in the first quarter of 2020. The sales reported by the business and included in our net sales for the years ended December 31 2019, and 2018 were $37.5 million, and $37.1 million, respectively. Additional disclosures are not presented since the assets, liabilities and results of operations are not significant to our consolidated financial position or results of operations.
We recorded a loss of approximately $18.1 million on the redemption of certain of our debt instruments in the fourth quarter of 2018. Refer to Note 12, "Long-term Debt - Senior Notes," for additional information regarding this transaction.

5.	Income Taxes
Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Domestic	$(88.3)	$(67.3)	$(75.3)
Foreign	61.5	71.6	90.4
Total	$(26.8)	$4.3	$15.1

A summary of income tax expense (benefit) from continuing operations in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Current:
Federal	$(15.1)	$(1.4)	$(4.3)
Foreign	26.3	24.9	22.8
State	(0.1)	1.3	(0.3)
	11.1	24.8	18.2
Deferred:
Federal	(5.5)	(6.4)	(5.2)
Foreign	(8.1)	(19.5)	1.4
State	(1.0)	(2.4)	5.4
	(14.6)	(28.3)	1.6
Total	$(3.5)	$(3.5)	$19.8

The GILTI provisions require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. As a result of these provisions, our effective tax rate was increased by 54.8% in 2019. However, due to the GILTI high tax exception election enacted during 2020, we recorded a GILTI benefit that reduced the effective tax rate by 17.6% in 2020, after applying the retroactive benefit to prior years.

In December 2017, the SEC issued guidance to address the application of authoritative tax accounting guidance in situations where companies do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which it was enacted. In these instances, the SEC's guidance allowed the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. As the Tax Act was enacted at the end of 2017, and ongoing guidance and interpretation has been issued over the ensuing twelve months, we considered the impact of the transition tax, remeasurement of deferred tax assets and liabilities, and other items recorded in our year-end income tax provision for the fourth quarter 2017 to be a provisional estimate, and further analyzed the year-end data and refined our calculations. These refinements were made in the third and fourth quarters of 2018, and we completed our accounting for the net impact in the fourth quarter of 2018.

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

Significant components of deferred income tax assets and liabilities at December 31, 2020 and 2019 are as follows:

	2020	2019
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$20.5	$34.8
Postretirement benefits other than pensions	0.5	2.1
Environmental reserves	9.5	8.6
Retained liabilities of previously owned businesses	0.8	1.0
Accruals and reserves	5.2	6.5
Operating leases	11.1	10.9
Pension obligations	—	1.9
Inventories	—	6.2
Cross currency swap	2.2	—
Interest	11.0	17.8
Compensation and benefits	7.1	7.3
Other	0.8	—
Gross deferred income tax assets	68.7	97.1
Valuation allowance	(6.6)	(7.9)
Total deferred income tax assets	62.1	89.2
Deferred income tax liabilities:
Depreciation and amortization	(151.6)	(120.8)
Operating leases	(11.1)	(10.9)
Cross currency swap	—	(2.9)
Joint ventures	—	(0.3)
Inventories	(0.4)	—
Pension obligations	(2.9)	—
Total deferred income tax liabilities	(166.0)	(134.9)
Net deferred income tax liabilities	$(103.9)	$(45.7)

The net deferred tax assets (liabilities) are reflected on a jurisdictional basis as a component of the December 31, 2020 and 2019 Consolidated Balance Sheet line items noted below:

	2020	2019
	(in millions)
Other assets (non-current)	$23.9	$25.5
Deferred taxes and non-current income taxes payable	(127.8)	(71.2)
Net deferred income tax liabilities	$(103.9)	$(45.7)

At December 31, 2020, we had $58.8 million of foreign net operating loss carryforwards, of which $27.3 million expire at various dates from 2021 through 2040, and $31.5 million have an indefinite carryforward period. We also had state net operating loss carryforwards with a tax effect of $5.1 million which expire at various dates from 2022 through 2040. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our state or foreign income taxes otherwise payable.

We determined, based on the available evidence, that it is uncertain whether certain foreign subsidiaries will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of $6.6 million and $7.9 million have been recorded as of December 31, 2020 and 2019, respectively. Valuation allowances recorded relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. Valuation allowances may arise associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
U.S. taxation of foreign profits, net of foreign tax credits	(0.6)	3.3	1.1
Research and employment tax credits	3.0	(17.2)	(7.7)
State and local taxes	3.2	(22.4)	25.5
Foreign tax rate differences	(19.4)	152.3	27.8
Statutory changes in tax rates	(1.2)	17.8	(1.1)
Valuation allowance	(2.5)	(349.2)	(6.3)
Changes in uncertain tax positions	(2.0)	(9.0)	9.9
Nondeductible expenses	(7.7)	57.3	5.7
GILTI and FDII	17.6	54.8	10.4
Other Tax Act items	—	—	48.2
Other items, net	1.8	12.0	(3.1)
Effective income tax rate	13.2%	(79.3)%	131.4%

Due to a net pretax loss for the current year-end, the 2020 effective rate items listed above with negative signs represent increases to income tax expense and positive amounts represent decreases to income tax expense. The effective tax rate for 2020 was primarily driven by the foreign rate differential related to certain foreign divestitures and earnings that were subject to higher tax rates, the effect of these items resulted in a net $5.2 million increase in income tax expense. During 2020, we identified errors related to our accounting for income taxes that primarily relate to the 2017 through 2019 annual periods. Such errors resulted in an overstatement of tax expense by approximately $4.9 million in our previously issued financial statements. We concluded the errors were not material to our previously issued financial statements and corrected the cumulative $4.9 million prior-period errors as an out-of-period adjustment to income tax expense during the fourth quarter of 2020. Additionally, the effective tax rate was also reduced by the GILTI high-tax exception election and increased for non-deductible expenses which resulted in a net $2.7 million decrease in income tax expense.

As of December 31, 2020 and 2019, we had $12.2 million and $10.1 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2020 and 2019, $8.3 million and $8.5 million, respectively, would have an impact on our effective tax rate if ultimately recognized.

We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $3.3 million and $2.7 million accrued for interest and penalties at December 31, 2020 and 2019, respectively. Income tax expense for the year ended December 31, 2020 includes $0.4 million for interest and penalties related to unrecognized tax benefits. Income tax expense for the years ended December 31, 2019 and 2018, in total included $0.5 million for interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2020	2019	2018
Balance at beginning of year	$10.1	$2.9	$3.8
Additions based on tax positions related to the current year	1.9	1.2	0.2
Additions for tax positions of prior years	0.2	7.2	—
Reductions as a result of a lapse in the statute of limitations	—	(1.2)	(0.1)
Reductions as a result of audit settlements	—	—	(1.0)
Balance at end of year	$12.2	$10.1	$2.9

U.S. federal income tax returns for tax years 2014 and forward remain open to examination. In June 2017, the U.S. Internal Revenue Service (“IRS”) began an examination of our 2014 through 2017 U.S. federal income tax returns. Although this examination is part of a routine and recurring cycle, we cannot predict the final outcome or expected conclusion date of the audit. We and our subsidiaries are also subject to income tax in multiple state and foreign jurisdictions. Two foreign and various state tax returns are also currently under examination. The most significant of these include France and Taiwan. Substantially all significant state, local and foreign income tax returns for the years 2015 and forward are open to examination.

We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. If these examinations are concluded or effectively settled within the next twelve months, it could reduce the associated gross unrecognized tax benefits by approximately $4.6 million. In addition, another $2.5 million in gross unrecognized tax benefits may be recognized within the next twelve months as the applicable statute of limitations expires.

6.	Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the income (loss) by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share for calendar years 2020, 2019, and 2018 is as follows (in millions, except per share data):

	2020	2019	2018
Numerator (basic and diluted):
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$(23.7)	$7.8	$(4.7)
Income from discontinued operations	208.1	30.5	24.3
Net income	$184.4	$38.3	$19.6
Denominator:
Weighted-average shares – basic	20.5	20.7	20.9
Share-based awards	—	0.1	—
Weighted-average shares – diluted	20.5	20.8	20.9
Basic earnings (loss) per share:
Continuing operations	$(1.15)	$0.38	$(0.22)
Discontinued operations	10.13	1.48	1.16
Net income per share	$8.98	$1.86	$0.94
Diluted earnings (loss) per share:
Continuing operations	$(1.15)	$0.38	$(0.22)
Discontinued operations	10.13	1.47	1.16
Net income per share	$8.98	$1.85	$0.94

In the years ended December 31, 2020 and 2018 there were losses attributable to continuing operations. There were 0.1 million and 0.2 million, respectively, of potentially dilutive shares excluded from the calculation of diluted earnings per share during those years since they were antidilutive.

7.	Inventories

	As of December 31,
	2020	2019
	(in millions)
Finished products	$69.4	$80.6
Work in process	24.8	23.7
Raw materials and supplies	48.7	56.1
	142.9	160.4
Reserve to reduce certain inventories to LIFO basis	(3.8)	(3.3)
Total inventories	$139.1	$157.1

8.	Property, Plant and Equipment

	As of December 31,
	2020	2019
	(in millions)
Land	$11.0	$13.6
Buildings and improvements	108.9	123.6
Machinery and equipment	329.4	341.8
Construction in progress	11.5	17.7
	460.8	496.7
Less accumulated depreciation	(265.8)	(277.9)
Total	$195.0	$218.8

9.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2020 and 2019 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
	(in millions)
Goodwill as of December 31, 2018	$269.9	$35.6	$16.6	$322.1
Foreign currency translation	1.4	4.0	0.1	5.5
Acquisitions	30.9	128.1	—	159.0
Dispositions	(1.3)	—	—	(1.3)
Goodwill as of December 31, 2019	300.9	167.7	16.7	485.3
Foreign currency translation	3.4	6.9	—	10.3
Acquisitions	—	133.1	—	133.1
Dispositions	(6.9)	—	—	(6.9)
Goodwill as of December 31, 2020	$297.4	$307.7	$16.7	$621.8

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment as of December 31, 2020, 2019 and 2018 and $154.8 million for the Engineered Materials segment as of December 31, 2020 and 2019, and 2018.

Identifiable intangible assets are as follows:

	As of December 31, 2020		As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$505.5	$177.8	$470.1	$166.2
Existing technology	179.6	41.3	117.5	50.8
Trademarks	44.6	25.7	39.4	24.1
Other	37.6	22.3	33.6	24.0
	767.3	267.1	660.6	265.1
Indefinite-Lived:
Trademarks	53.4	—	71.4	—
Total	$820.7	$267.1	$732.0	$265.1

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $37.7 million, $32.5 million and $28.9 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2021	$44.8
2022	$42.6
2023	$41.0
2024	$40.2
2025	$39.3

10.	Leases
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

Our building leases have remaining terms up to eleven years, some of which contain options to renew up to five years, and some of which contain options to terminate. Some leases contain non-lease components, which may include items such as building common area maintenance, building parking, or general service and maintenance provided for leased assets by the lessor. Our vehicle, equipment, and other leases have remaining lease terms up to six years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

Our right of use assets and liabilities related to operating leases as of December 31, 2020 and December 31, 2019 are as follows:

	Balance Sheet Classification	December 31, 2020	December 31, 2019
		(in millions)
Right-of-use assets	Other assets	$44.1	$37.5

Current liability	Accrued expenses	$10.1	$9.3
Long-term liability	Other liabilities	35.3	28.4
Total liability		$45.4	$37.7

Approximately 90% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 10% arise from equipment and vehicle leases as of December 31, 2020. As of December 31, 2019, approximately 86% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 14% arise from equipment and vehicle leases.

We entered into additional operating leases, including leases acquired through business acquisitions, and renewed existing leases that resulted in new right-of-use assets totaling $16.6 million and $20.8 million for the years ended December 31, 2020 and December 31, 2019, respectively.

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

Our lease costs and cash flows for the years ended December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
	(in millions)
Lease costs:
Operating lease costs	$11.5	$10.9
Short-term and variable lease costs	$0.7	$0.9

Cash flows:
Operating cash flows from operating leases	$11.5	$11.1

Our weighted average remaining lease term and discount rates at December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (in years)	5.9	5.9
Weighted average discount rate	3.4%	3.9%

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2021	$11.4
2022	9.0
2023	8.2
2024	6.3
2025	4.9
Thereafter	10.4
Total lease payments	50.2
Less: interest	(4.8)
Present value of lease liabilities	$45.4

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

Net rent expense was $13.5 million for the year ended December 31, 2018.

11.	Accrued Expenses

	As of December 31,
	2020	2019
	(in millions)
Salaries, wages and employee benefits	$46.3	$43.7
Interest	4.4	5.1
Environmental	12.6	25.2
Income taxes	9.9	9.1
Taxes other than income	9.4	13.5
Operating lease liability	10.1	9.3
Other	35.7	31.4
	$128.4	$137.3

12.	Long-term Debt

	As of December 31,
	2020	2019
	(in millions)
Senior notes	$345.9	$345.3
Revolving debt	—	133.9
Term loan facility	145.4	149.1
Other notes payable	—	1.0
	491.3	629.3
Less current maturities of long-term debt	3.8	4.1
	$487.5	$625.2
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
Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of December 31, 2020.
On January 19, 2021, we entered into an amendment to the credit facility that waived the requirement to prepay the Term Loan Facility with remaining excess net cash proceeds related to the sale of Fairbanks Morse that had not been reinvested in operating assets within 365 days from the date of the sale.
The borrowing availability under our Revolving Credit Facility at December 31, 2020 was $388.6 million after giving consideration to $11.4 million of outstanding letters of credit. The balance of our outstanding Term Loan Facility was $145.4 million.
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
Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2021	$3.8
2022	4.7
2023	7.5
2024	129.4
2025	—
Thereafter	350.0
$495.4

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes. In the Consolidated Balance Sheet as of December 31, 2020, these amounts are shown net of unamortized debt discounts aggregating $4.1 million pursuant to applicable accounting rules.
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
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. The notional amount of foreign exchange contracts was $3.3 million and $5.2 million at December 31, 2020 and 2019, respectively. All foreign exchange contracts outstanding at December 31, 2020 expired in January of 2021.
The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2020 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
We have designated the cross currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At December 31, 2020, the fair values of the New Swap and the Additional Swap totaled a $9.5 million liability and were recorded within other liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swap is effective in hedging the designated risk. Cash flows related to the cross currency swaps will be included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

14.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2020	December 31, 2019
	(in millions)
Assets
Time deposits	$4.2	$22.9
Foreign currency derivatives	—	12.3
Deferred compensation assets	8.6	10.9
	$12.8	$46.1
Liabilities
Deferred compensation liabilities	$8.9	$11.3
Foreign currency derivatives	9.5	0.6
	$18.4	$11.9
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$491.3	$520.8	$629.3	$658.0
The fair values for long-term debt are based on quoted market prices for identical liabilities, but this would be considered a Level 2 computation because the market is not active.

15.	Pensions and Postretirement Benefits
We have non-contributory defined benefit pension plans covering eligible employees in the United States, Mexico and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and, effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006 and benefits for all remaining eligible salaried employees were frozen as of January 1, 2021. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service.
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. Beginning on August 1, 2016, this additional contribution ceased being provided to future hires at the company, but was retained for those employees already receiving it. We recorded $9.3 million, $11.7 million and $10.7 million in expenses in 2020, 2019 and 2018, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. In 2020 we contributed $4.0 million in cash to our U.S. pension plans, No contributions were made in 2019, and in 2018, we contributed $20.0 million, in cash to our U.S. pension plans. The contributions were made in these years in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We do not anticipate making contributions in 2021 to our U.S. defined benefit pension plans and we expect to make total contributions of approximately $0.5 million in 2021 to the foreign pension plans.
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
The projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $15.3 million and $1.2 million at December 31, 2020, and $66.0 million and $48.3 million at December 31, 2019, respectively. The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $11.1 million and $1.2 million at December 31, 2020, and $57.2 million and $44.8 million at December 31, 2019, respectively.
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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2020 and 2019.

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$329.5	$276.8	$4.0	$4.1
Service cost	4.5	4.4	—	0.1
Interest cost	10.4	12.2	0.1	0.1
Actuarial loss (gain)	30.5	46.6	0.4	(0.2)
Settlements	—	(0.3)	(0.6)	—
Benefits paid	(13.0)	(10.8)	(0.5)	(0.5)
Curtailments	(5.1)	—	—	—
Plan combination (acquisitions/divestitures)	(6.8)	0.9	—	—
Other	0.7	(0.3)	0.4	0.4
Projected benefit obligations at end of year	350.7	329.5	3.8	4.0

Change in Plan Assets
Fair value of plan assets at beginning of year	313.5	267.6
Actual return on plan assets	53.5	56.5
Administrative expenses	(0.7)	(0.8)
Benefits paid	(13.0)	(10.8)
Settlements	—	(0.3)
Company contributions	4.4	1.3
Plan combination (acquisitions/divestitures)	(4.1)	—
Other	(0.2)	—
Fair value of plan assets at end of year	353.4	313.5

Funded Status at End of Year	$2.7	$(16.0)	$(3.8)	$(4.0)

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$16.8	$1.7	$—	$—
Current liabilities	(0.5)	(0.6)	(0.3)	(0.2)
Current liabilities held for sale	—	—	—	(0.7)
Long-term liabilities	(13.6)	(17.1)	(3.5)	(3.1)
	$2.7	$(16.0)	$(3.8)	$(4.0)
Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2020 and 2019 consist of:

	Pension Benefits		Other Benefits
	2020	2019	2020	2019
	(in millions)
Net actuarial (gain) loss	$47.1	$60.0	$0.2	$(1.0)
Prior service cost	0.6	1.4	—	—
	$47.7	$61.4	$0.2	$(1.0)
The accumulated benefit obligation for all defined benefit pension plans was $346.5 million and $317.8 million at December 31, 2020 and 2019, respectively. The accumulated postretirement benefit obligation for all other postretirement benefit plans was $3.8 million and $3.9 million at December 31, 2020 and 2019, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2020, 2019 and 2018.

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
	(in millions)
Net Periodic Benefit Cost
Service cost	$4.5	$4.4	$4.8	$—	$0.1	$0.1
Interest cost	10.4	12.2	12.8	0.1	0.1	0.1
Expected return on plan assets	(18.9)	(15.7)	(19.0)	—	—	—
Amortization of prior service cost	0.1	0.2	0.3	—	0.2	0.1
Amortization of net loss	5.2	6.6	5.1	0.2	—	—
Settlements	—	—	12.7	(1.1)	—	—
Curtailments	0.3	—	—	—	—	—
Net periodic benefit cost	1.6	7.7	16.7	(0.8)	0.4	0.3

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
	(in millions)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	(7.8)	5.8	13.3	0.3	(0.1)	(0.6)
Prior service cost	(0.3)	0.5	—	—	—	—
Amortization of net loss	(5.2)	(6.6)	(5.1)	(0.2)	—	—
Amortization of prior service cost	(0.1)	(0.2)	(0.3)	—	(0.2)	(0.1)
Settlements	—	—	(12.7)	1.1	—	—
Curtailments	(0.3)	—	—	—	—	—
Total recognized in other comprehensive income	(13.7)	(0.5)	(4.8)	1.2	(0.3)	(0.7)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(12.1)	$7.2	$11.9	$0.4	$0.1	$(0.4)

Included in the net periodic benefit cost table above are $0.8 million and $0.9 million for the years ended December 31, 2019 and 2018 respectively, representing pension and other postretirement plan service cost related to the Power Systems segment that is reported in income from discontinued operations in the accompanying Consolidated Statements of Operations.

	Pension Benefits			Other Benefits
	2020	2019	2018	2020	2019	2018
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	2.625%	3.375%	4.375%	2.625%	3.375%	4.375%
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	3.375%	4.375%	4.00%	3.375%	4.375%	3.75%
Expected long-term return on plan assets	6.0%	6.0%	6.0%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined with a model which uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 2.625% at December 31, 2020. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2021. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $0.8 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We use the Pri-2012 base mortality table with the MP-2020 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2020	2019
Health care cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027
Plan Assets
The asset allocation for pension plans at the end of 2020 and 2019, and the target allocation for 2021, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2021	2020	2019
Asset Category
Equity securities	30%	33%	29%
Fixed income	70%	67%	71%
	100%	100%	100%
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
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2020 and 2019 are summarized as follows:

	2020	2019
	(in millions)
Mutual funds – U.S. equity	$68.3	$55.7
Mutual funds – international equity	46.9	35.9
Mutual funds - fixed income treasury and money market	237.0	221.1
Cash equivalents	1.2	0.8
	$353.4	$313.5
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following calendar years:

	Pension Benefits	Other Benefits
	(in millions)
2021	$13.6	$0.3
2022	14.4	1.9
2023	15.6	0.2
2024	17.0	0.2
2025	18.3	0.2
Years 2025 – 2029	96.4	0.7

16.	Shareholders' Equity
We have a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $21.7 million, $20.9 million, and $20.3 million were made during the years ended December 31, 2020, 2019, and 2018, respectively.
In February 2021, our board of directors declared a cash dividend of $0.27 per share payable on March 17, 2021 to shareholders of record at the close of business on March 3, 2021.
In October 2018, our board of directors authorized a two-year program for expenditures of up to $50.0 million of our outstanding common shares. Prior to the expiration of this authorization in October 2020, we repurchased a total of 0.3 million shares for $20.3 million, of which we repurchased 0.1 million shares for $5.3 million during 2020 and we repurchased 0.2 million shares for $15.0 million in 2019.
In October of 2020, our board of directors authorized a new two-year program of up to $50.0 million for the repurchased of our outstanding common shares through October 2022. We have not made any repurchases under the new authorization.
In October 2017, our board of directors authorized a program for the repurchase of up to $50.0 million of our outstanding common shares. During 2018, we repurchased 0.7 million shares for $50.0 million under this program.
The shares for all repurchase plans are retired upon purchase.

17.	Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2017	$(6.8)	$(41.6)	$(48.4)
Other comprehensive loss before reclassifications	(3.8)	(7.1)	(10.9)
Amounts reclassified from accumulated other comprehensive loss	—	13.8	13.8
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(3.8)	6.7	2.9
Balance at December 31, 2018	(10.6)	(34.9)	(45.5)
Adoption of new accounting standard	—	(11.5)	(11.5)
Adjusted balance at December 31, 2018	(10.6)	(46.4)	(57.0)
Other comprehensive income (loss) before reclassifications	20.4	(5.1)	15.3
Amounts reclassified from accumulated other comprehensive loss	—	5.3	5.3
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	20.4	0.2	20.6
Balance at December 31, 2019	9.8	(46.2)	(36.4)
Other comprehensive income before reclassifications	21.5	6.0	27.5
Amounts reclassified from accumulated other comprehensive loss	3.4	3.6	7.0
Net current-period other comprehensive income	24.9	9.6	34.5
Less: other comprehensive income attributable to redeemable non-controlling interests	3.0	—	3.0
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	21.9	9.6	31.5
Balance at December 31, 2020	$31.7	$(36.6)	$(4.9)

Reclassifications out of accumulated other comprehensive loss are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2020	2019	2018
	(in millions)
Pension and other postretirement plans adjustments:
Amortization of actuarial losses	$5.4	$6.6	$5.1	(1)
Amortization of prior service costs	0.1	0.4	0.4	(1)
Curtailments	0.3	—	—	(1)
Settlements	(1.1)	—	12.7	(1)
Total before tax	4.7	7.0	18.2	Income from continuing operations before income taxes
Tax benefit	(1.1)	(1.7)	(4.4)	Income tax expense
Net of tax	$3.6	$5.3	$13.8	Income (loss) from continuing operations
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$3.4	$—	$—	Other (non-operating) expense

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
We have equity compensation plans (the “Plans”) that provide for the delivery of shares pursuant to various market and performance-based incentive awards. As of December 31, 2020, there are 1.0 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plans.
The Plans permit awards of restricted share units to be granted to executives and other key employees. Generally, all share units awarded prior to February 2020 vest in three years, while those awarded thereafter vest in equal annual increments over three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. As of December 31, 2020, there was $6.2 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average remaining amortization period of 1.7 years.
Under the terms of the Plans, performance share awards were granted to executives and other key employees during 2020, 2019 and 2018. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met.
Performance shares earned at the end of a performance period, if any, for shares issued in 2018 and 2019 will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. Performance shares earned at the end of a performance period for shares issued in 2020 will be paid in cash, less applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash, and shares are forfeited if a grantee terminates employment.
Compensation expense related to the performance shares payable in stock granted in 2019 and 2018 is computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted in 2019 and 2018 are subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards is computed based upon this grant date fair value using the straight-line method over the applicable performance period.
Compensation expense related to the performance shares payable in cash granted in 2020 is computed using the fair value of the awards as of December 31, 2020. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation issued for performance share awards granted in 2020 is subject to a market conditions based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. Compensation expense for these awards is computed based upon the calculated fair value at the end of the period using the straight-line method over the applicable performance period. The shares will be remeasured and compensation expense will be adjusted based on the current market-based estimate.

The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We issued performance share awards to eligible participants on February 18, 2020, February 11, 2019, and February 12, 2018. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Annual expected dividend yield	Risk free interest rate
Shares granted February 18, 2020
EnPro Industries, Inc.	31.62%	1.69%	1.37%
S&P 600 Capital Goods Index	34.90%	n/a	1.37%
Shares granted February 11, 2019
EnPro Industries, Inc.	30.72%	1.40%	2.53%
S&P 600 Capital Goods Index	34.36%	n/a	2.53%
Shares granted February 12, 2018
EnPro Industries, Inc.	32.41%	1.15%	1.92%
S&P 600 Capital Goods Index	34.90%	n/a	1.92%

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
As of December 31, 2020, there was $1.2 million of unrecognized compensation cost related to nonvested performance share awards to be paid in stock and is expected to be recognized over a weighted-average vesting period of 1.0 year. As of December 31, 2020 there was $3.3 million of unrecognized compensation cost related to nonvested performance share awards to be paid in cash and is expected to be recognized over a weighted-average vesting period of 2.0 years.
A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares - Equity		Performance Shares - Liability
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Fair Value at December 31, 2020
Nonvested at December 31, 2017	235,557	$57.87	270,599	$61.92	—	$—
Granted	73,817	82.03	77,076	93.61	—	—
Vested	(58,188)	63.64	(51,207)	63.81	—	—
Forfeited	(19,853)	65.17	(25,142)	65.14	—	—
Achievement level adjustment	—	—	(71,671)	63.81	—	—
Shares settled for cash	(12,403)	64.19	—	—	—	—
Nonvested at December 31, 2018	218,930	57.87	199,655	75.87	—	—
Granted	78,576	68.48	116,342	77.15	—	—
Vested	(78,958)	44.44	(75,312)	49.68	—	—
Forfeited	(6,830)	72.99	(12,130)	82.26	—	—
Achievement level adjustment	—	—	24,105	49.68	—	—
Shares settled for cash	(12,294)	43.85	—	—	—	—
Nonvested at December 31, 2019	199,424	72.72	252,660	81.46	—	—
Granted	97,144	59.27	—	—	95,924	105.91
Vested	(53,163)	68.42	—	—	—	—
Forfeited	(34,890)	71.14	(33,218)	81.91	(2,336)	105.91
Achievement level adjustment	—	—	(132,846)	93.61	—	—
Shares settled for cash	(8,136)	68.35	—	—	—	—
Nonvested at December 31, 2020	200,379	$67.83	86,596	$77.15	93,588	$105.91

The maximum potential number of shares to be issued at December 31, 2020 is represented by the restricted share units and equity based performance shares at nonvested balance at December 31, 2020. We account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date.
Non-qualified and incentive stock options were granted in 2011 and in 2019, and 2020. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2020, there was $2.1 million of unrecognized compensation cost related to stock options.
The following table provides certain information with respect to stock options as of December 31, 2020:

Range of Exercise Price	Share Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $50.00	18,187	18,187	$42.24	0.11
Over $50.00 and under $60.00	143,680	—	54.34	9.21
Over $60.00	40,937	—	66.31	8.57
Total	202,804	18,187	$55.67	8.27
We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs into this formula include expected term, expected volatility, expected dividend yield, and the risk-free interest rate. This fair value is amortized on a straight line basis over the vesting period. The options issued in 2019 vest pro-rata over year three, four, and five from the grant date. The options issued in 2020 vest in equal annual increments over three years.
The expected term represents the period that our stock options are expected to be outstanding, and is determined based on historical experience of similar awards, given the contractual terms of the awards, vesting schedules, and expectations of future employee behavior. The fair value of stock options reflects a volatility factor calculated using historical market data for EnPro's common stock. The time frame used was approximated as a six year period from the grant date for the awards issued in 2020 and a seven year period from the grant date for the awards in 2019. The dividend assumption is based on our current expectations for our dividend policy. We base the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option's expected life. When estimating forfeitures, we consider voluntary termination behaviors as well as analysis of actual option forfeitures.
The option awards issued in 2020 had a fair value of $13.64 per share and $18.67 per share at the grant dates of February 27, 2020 and August 27, 2020, respectively. The following assumptions were used to estimate the fair value of the 2020 option awards:

	Grant Date
	February 27, 2020	August 27, 2020
Average expected term	6 years	6 years
Expected volatility	31.53%	39.51%
Risk-free interest rate	1.17%	0.42%
Expected dividend yield	1.93%	1.74%
The option awards issued in 2019 had a fair value of $18.87 per share at their grant date. The following assumptions were used to estimate the fair value of the 2019 option awards:

Average expected term	7 years
Expected volatility	29.68%
Risk-free interest rate	1.95%
Expected dividend yield	1.51%
A summary of option activity under the Plans as of December 31, 2020, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2019	59,124	$58.91
Granted	143,680	54.34
Balances at December 31, 2020	202,804	$55.67
The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2020	2019	2018
Options outstanding	$4.0	$0.5	$0.3
Options exercisable	$0.6	$0.4	$0.3
We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2020	2019	2018
Compensation expense	$5.4	$6.8	$6.5
Related income tax benefit	$1.4	$2.2	$1.9
Each non-employee director received an annual grant of phantom shares equal in value to $110,000 in the years ended December 31, 2020 and 2019 and $95,000 in the year ended December 31, 2018. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2020, 2019 and 2018 related to these phantom share grants was $0.9 million, $0.9 million and $0.7 million, respectively. No cash payments were used to settle phantom shares in 2020 or 2019. Cash payments of $0.7 million were used to settle phantom shares in 2018.

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
Our Sealing Technologies segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, hole forming products, bellows and bellows assemblies, PTFE products, and heavy-duty commercial vehicle parts used in wheel-end and suspension components. These products are used in a variety of industries, including chemical and petrochemical processing, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment make product performance difficult.
Our Advanced Surface Technologies segment applies proprietary technologies, processes, and capabilities to deliver highly differentiated suites of products and services for the most challenging applications in high growth markets. The segment’s products and services are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s services include cleaning, coating, testing, refurbishment and verification services for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. Its designs, manufactures and sells specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, thin film coatings, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets.
Our Engineered Materials segment includes operations that design, manufacture and sell self-lubricating, non-rolling metal-polymer, engineered plastics, and fiber reinforced composite bearing products, precision engineered components and lubrication systems for reciprocating compressors and engines, critical service flange gaskets, seals and electrical flange isolation kits used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications, and crude oil and natural gas pipeline/transmission line applications. These products are used in a wide range of applications, including the automotive, aerospace, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
We measure operating performance based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA"), which is segment profit excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Segment profit is total segment revenue reduced by operating expenses, restructuring and other costs identifiable with the segment. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, asset impairments, gains and losses related to the sale of assets, and income taxes are not included in the computation of segment profit. The accounting policies of the reportable segments are the same as those for EnPro.
Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa being subject to reduction for certain types of employment terminations of the sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisitions unless certain employment terminations have occurred.
Segment operating results and other financial data for the years ended December 31, 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Sales
Sealing Technologies	$636.7	$762.4	$813.1
Advanced Surface Technologies	171.2	120.2	114.0
Engineered Materials	275.0	331.3	355.0
	1,082.9	1,213.9	1,282.1
Intersegment sales	(8.9)	(8.2)	(8.0)
Total sales	$1,074.0	$1,205.7	$1,274.1

Adjusted Segment EBITDA
Sealing Technologies	$131.0	$131.4	$137.4
Advanced Surface Technologies	47.1	23.5	17.6
Engineered Materials	32.5	53.7	60.4
Total Adjusted Segment EBITDA	$210.6	$208.6	$215.4

Reconciliation of Adjusted Segment EBITDA to income (loss) from continuing operations before income taxes
Adjusted Segment EBITDA	$210.6	$208.6	$215.4
Acquisition and divestiture expenses	(9.6)	(8.4)	(1.9)
Non-controlling interest compensation allocation	(2.9)	(0.5)	—
Amortization of fair value adjustment to acquisition date inventory	(3.0)	—	—
Restructuring and impairment expense	(30.6)	(8.7)	(22.1)
Depreciation and amortization expense	(70.7)	(67.9)	(66.1)
Segment profit	93.8	123.1	125.3
Corporate expenses	(37.9)	(36.4)	(34.9)
Interest expense, net	(14.9)	(18.2)	(27.3)
Other expense, net	(67.8)	(64.2)	(48.0)
Income (loss) from continuing operations before income taxes	$(26.8)	$4.3	$15.1

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Net Sales by Geographic Area
United States	$555.7	$630.2	$736.2
Europe	244.2	301.2	278.6
Other foreign	274.1	274.3	259.3
Total	$1,074.0	$1,205.7	$1,274.1
Net sales are attributed to countries based on location of the customer.

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$35.5	$8.0	$5.4	$48.9
Automotive	2.1	0.1	66.3	68.5
Chemical and material processing	53.0	—	43.9	96.9
Food and pharmaceutical	52.3	—	1.6	53.9
General industrial	160.7	2.9	72.3	235.9
Medium-duty/heavy-duty truck	241.7	—	0.1	241.8
Oil and gas	20.5	2.1	64.1	86.7
Power generation	43.6	—	20.1	63.7
Semiconductors	14.6	157.1	—	171.7
Other	4.9	0.9	0.2	6.0
Total third-party sales	$628.9	$171.1	$274.0	$1,074.0

	Year Ended December 31, 2019
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$46.9	$10.5	$12.0	$69.4
Automotive	7.0	—	81.5	88.5
Chemical and material processing	48.0	—	48.3	96.3
Food and pharmaceutical	38.8	—	0.9	39.7
General industrial	174.9	1.3	88.6	264.8
Medium-duty/heavy-duty truck	340.9	—	1.2	342.1
Oil and gas	25.2	4.8	83.1	113.1
Power generation	47.7	—	9.5	57.2
Semiconductors	12.2	103.5	—	115.7
Other	13.8	0.1	5.0	18.9
Total third-party sales	$755.4	$120.2	$330.1	$1,205.7

	Year Ended December 31, 2018
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$45.4	$8.7	$8.4	$62.5
Automotive	5.3	—	97.3	102.6
Chemical and material processing	54.5	—	49.5	104.0
Food and pharmaceutical	37.1	—	1.0	38.1
General industrial	173.4	0.8	99.3	273.5
Medium-duty/heavy-duty truck	387.3	—	1.1	388.4
Oil and gas	19.7	3.6	77.4	100.7
Power generation	57.8	—	11.2	69.0
Semiconductors	12.8	100.9	—	113.7
Other	13.0	—	8.6	21.6
Total third-party sales	$806.3	$114.0	$353.8	$1,274.1

Sales to one customer of our Sealing Technologies and Advanced Surface Technologies segments represented approximately $132.2 million of our consolidated sales for the year ended December 31, 2020. No customer accounted for 10% or more of net sales in 2019 or 2018.

	Years Ended December 31,
	2020	2019	2018
	(in millions)
Capital Expenditures
Sealing Technologies	$8.0	$12.7	$22.6
Advanced Surface Technologies	5.3	1.5	2.6
Engineered Materials	4.9	7.4	10.9
Corporate	0.1	—	—
Total capital expenditures	$18.3	$21.6	$36.1

Depreciation and Amortization Expense
Sealing Technologies	$36.5	$45.0	$46.4
Advanced Surface Technologies	20.0	7.0	3.1
Engineered Materials	14.2	15.9	16.6
Corporate	0.1	—	—
Total depreciation and amortization	$70.8	$67.9	$66.1

	As of December 31,
	2020	2019
	(in millions)
Assets
Sealing Technologies	$741.9	$882.2
Advanced Surface Technologies	768.2	434.3
Engineered Materials	245.8	259.4
Corporate	327.7	205.1
Discontinued operations	—	254.1
	$2,083.6	$2,035.1

Long-Lived Assets
United States	$115.9	$130.1
France	21.0	24.2
Other Europe	20.3	20.7
Other foreign	37.8	43.8
Total	$195.0	$218.8
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

Environmental
Our facilities and operations are subject to federal, state and local environmental and occupational health and safety laws and regulations of the U.S. and foreign countries. We take a proactive approach in our efforts to comply with these laws and regulations as they relate to our manufacturing operations and in proposing and implementing any remedial plans that may be necessary. We also regularly conduct comprehensive environmental, health and safety audits at our facilities to maintain compliance and improve operational efficiency.
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 20 sites. At 14 of these 20 sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 20 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 of the 20 sites and are in progress at 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed periodically and adjusted to reflect additional technical data and legal information. As of December 31, 2020 and 2019, we had accrued liabilities aggregating $42.2 million and $36.0 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
During the fourth quarter of 2020, new information became available that enabled us to develop and refine estimated costs of future remediation at the following sites:
•Water Valley. EnPro Holdings has been managing trichloroethylene soil and groundwater contamination at the site in Water Valley, Mississippi in connection with the former operation in the 1970s and 1980s by a corporate predecessor of a plant located at the site, which plant was divested to BorgWarner, Inc. ("BorgWarner") in 1996. The Mississippi Department of Environmental Quality ("MDEQ") issued orders against EnPro Holdings requiring evaluation of potential vapor intrusion into residential properties and commercial facilities located over the groundwater plume as well as requiring additional groundwater investigation and remediation. All of the work to be performed at the residential area, the plant and off-site is set forth in an agreed Order that we and MDEQ entered into on September 11, 2017 and we established reserves with respect to the liability associated with the anticipated remediation. Based upon then limited information regarding any incremental remediation or other actions that may be required at the site, we were unable to estimate any further loss or a reasonably possible range of loss related to this matter. During the quarter ended December 31, 2020, we received the results from groundwater and vapor sampling under the plant building, which results provided a basis to estimate the costs to remediate the contamination under the building, and we received approval of the design for the remediation system to be operated in the area of contamination behind the building, which approval allowed for updating of previously estimated construction and operating and maintenance costs. Based on this information, we increased the reserve for Water Valley by $12.5 million, to $15.6 million at December 31, 2020, to reflect the minimum of the range of reasonably likely scenarios to effect the remediation of the contamination under the building and the other areas where contamination is located. The total expense related to third-party claim settlements and remediation of the Water Valley site in calendar 2020, including reserve adjustments related to remediation, was $26.5 million. Total cash payments related to third-party claim settlements and remediation at Water Valley was $20.1 million in 2020. The final selection of the remediation option and design of the remedial system to address contamination under the building is subject to MDEQ approval, and we are not able at this time to estimate the upper end of a range of liability with respect to the reasonably likely scenarios to effect remediation at this site.
•Arizona Uranium Mines. EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA")

as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. The balance in these reserves as of September 30, 2020 was $1.0 million. During the quarter ended December 31, 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. As a result, we increased the reserve for these sites by $12.9 million to $13.9 million at December 31, 2020, to reflect the low end of the range of our reasonably likely liability with respect to these sites. The expected contribution of $3.8 million from the U.S. government towards remediation of the site is considered probable and is included in other assets in the accompanying consolidated balance sheet at December 31, 2020. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
•Pine Bluff. For several years, we have been operating a groundwater remediation system at the site of an electrical transformer facility in Pine Bluff, Arkansas, which facility was sold by a corporate predecessor of EnPro Holdings in 1994. Pursuant to the terms of the sale agreement, EnPro Holdings, as the corporate successor has responsibility for pre-closing environmental conditions at the site and the existing remediation system at the site had been approved by the Arkansas Division of Environmental Quality (the “ADEQ”). During the quarter ended December 31, 2020, at the initiation of the ADEQ, we conducted further sampling and technical reviews to determine whether part of the contamination was migrating off-site that was not being captured by the existing remediation system. Based on all the sampling results received and reviewed, we concluded that modifications to the remediation program will be required. Based on this information, we increased the reserve for the Pine Bluff site by $2.8 million, to $2.8 million at December 31, 2020, to reflect the low end of the range of our reasonably likely liability with respect to this site. Total cash payments made in calendar year 2020 were $0.9 million. We are not able at this time to estimate the upper end of a range of liability with respect to this site.
We believe that our accruals for specific environmental liabilities are adequate for those liabilities based on currently available information. Based upon limited information regarding any incremental remediation or other actions that may be required at these sites, we cannot estimate any further loss or a reasonably possible range of loss related to these matters. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability.
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 20 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings, Inc. subsidiary (which, including its corporate predecessors is referred to in this Note 20 as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. In September 2017, EPA hired a third-party allocator to develop an allocation of costs among a large number of the parties identified by EPA as having potential responsibility, including the Company. In the fourth quarter of 2020, the third-party allocator issued his report, which determined the range for EnPro's liability to be between $35,000 and $950,000.
Based on our evaluation of the site, during 2014 we accrued a liability of $3.5 million related to environmental remediation costs associated with the lower eight miles of the Lower Passaic River Study Area, which was our estimate of the low end of a range of reasonably possible costs, with no estimate within the range being a better estimate than the minimum. Since 2016, we incurred $0.9 million in remediation costs. Based on the third party allocator's report, on December 31, 2020, we reduced the reserve to $1.6 million. Our future remediation costs could be significantly greater than the $1.0 million accrual at December 31, 2020. With respect to the upper nine miles of the Lower Passaic River Study Area, we are unable to estimate a range of reasonably possible costs.
Except with respect to the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
	(in millions)
Balance at beginning of year	$10.1	$9.4	$2.7
Charges to expense	1.4	5.8	10.1
Settlements made	(4.8)	(5.1)	(3.4)
Balance at end of year	$6.7	$10.1	$9.4

Asbestos Insurance Receivables
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
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established pursuant to the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-GST Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-GST Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims related to the Pre-GST Coverage Block and anticipates further collections once the Trust begins making claims payments on non-GST Claims.
At December 31, 2020, approximately $4.2 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. We believe that all of the $4.2 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. In the fourth quarter of 2020, we billed an insurer in the GST Coverage Block $0.8 million for GST Claims paid by the Trust to date.
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
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $4.2 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability and excess liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2020, 2019 and 2018
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge (credit) to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2020	$3.7	$1.7	$(1.4)	$0.1	$4.1
2019	$3.3	$0.8	$(0.1)	$(0.3)	$3.7
2018	$4.2	$(0.6)	$(0.4)	$0.1	$3.3

(1)Consists primarily of the effect of changes in currency rates.

Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge (credit) to Expense	Divestitures	Other (2)	Balance, End of Year
2020	$7.9	$0.8	$(2.3)	$0.2	$6.6
2019	$23.9	$(15.3)	$—	$(0.7)	$7.9
2018	$25.7	$(1.4)	$—	$(0.4)	$23.9

(2)Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.