Form 10-Q
period 2021-03-31
ENPRO INDUSTRIES, INC
filed 2021-05-07
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2021, there were 20,598,605 shares of common stock of the registrant outstanding, which does not include 181,484 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2021 and 2020
(in millions, except per share amounts)

	2021	2020
Net sales	$279.3	$282.7
Cost of sales	169.9	187.4
Gross profit	109.4	95.3
Operating expenses:
Selling, general and administrative	80.3	73.2
Other	1.9	1.6
Total operating expenses	82.2	74.8
Operating income	27.2	20.5
Interest expense	(4.0)	(4.7)
Interest income	0.2	0.7
Other income (expense)	(0.1)	1.4
Income from continuing operations before income taxes	23.3	17.9
Income tax expense	(5.2)	(7.7)
Income from continuing operations	18.1	10.2
Income from discontinued operations, including gain on sale, net of tax	—	208.6
Net income	18.1	218.8
Less: net income attributable to redeemable non-controlling interests	0.1	0.1
Net income attributable to EnPro Industries, Inc.	$18.0	$218.7
Comprehensive income	$9.7	$197.2
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(0.4)	1.0
Comprehensive income attributable to EnPro Industries, Inc.	$10.1	$196.2
Income attributable to EnPro Industries, Inc. common shareholders:
Income from continuing operations, net of tax	$18.0	$10.1
Income from discontinued operations, net of tax	—	208.6
Net income attributable to EnPro Industries, Inc.	$18.0	$218.7
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.87	$0.49
Discontinued operations	—	10.13
Net income per share	$0.87	$10.62
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.87	$0.49
Discontinued operations	—	10.10
Net income per share	$0.87	$10.59

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2021 and 2020
(in millions)

	2021	2020
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$18.1	$218.8
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(208.6)
Depreciation	6.9	7.5
Amortization	11.9	9.7
Deferred income taxes	(1.6)	(0.6)
Stock-based compensation	1.7	1.3
Other non-cash adjustments	3.6	1.2
Change in assets and liabilities, net of effects of divestitures of businesses:
Accounts receivable, net	(19.8)	(27.3)
Inventories	(0.9)	0.7
Accounts payable	4.3	0.2
Other current assets and liabilities	(2.3)	(5.7)
Other non-current assets and liabilities	(1.6)	3.1
Net cash provided by operating activities of continuing operations	20.3	0.3
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(6.2)	(5.2)
Proceeds from (payments for) sale of businesses	(2.3)	441.3
Other	0.2	(2.0)
Net cash provided by (used in) investing activities of continuing operations	(8.3)	434.1
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	—	24.9
Repayments of debt	(1.0)	(159.3)
Repurchase of common stock	—	(5.3)
Dividends paid	(5.7)	(5.5)
Other	(1.4)	(1.3)
Net cash used in financing activities of continuing operations	(8.1)	(146.5)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	(6.2)
Net cash used in discontinued operations	—	(6.2)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(11.9)
Net increase in cash and cash equivalents	2.8	269.8
Cash and cash equivalents at beginning of period	229.5	121.2
Cash and cash equivalents at end of period	$232.3	$391.0

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$(2.3)	$(2.3)
Income taxes, net	$4.8	$2.6
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.0	$0.7

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$232.3	$229.5
Accounts receivable, net	160.6	143.2
Inventories	138.6	139.1
Income tax receivable	50.3	49.6
Prepaid expenses and other current assets	16.7	17.6
Total current assets	598.5	579.0
Property, plant and equipment, net	191.0	195.0
Goodwill	617.2	621.8
Other intangible assets, net	538.3	553.6
Other assets	135.5	134.2
Total assets	$2,080.5	$2,083.6
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$4.0	$3.8
Accounts payable	72.1	69.8
Accrued expenses	126.9	128.4
Total current liabilities	203.0	202.0
Long-term debt	486.9	487.5
Deferred taxes and non-current income taxes payable	129.7	130.5
Other liabilities	128.8	136.7
Total liabilities	948.4	956.7
Commitments and contingencies
Redeemable non-controlling interests	51.2	48.4
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,778,138 shares in 2021 and 20,718,675 shares in 2020	0.2	0.2
Additional paid-in capital	290.7	289.6
Retained earnings	804.0	794.8
Accumulated other comprehensive loss	(12.8)	(4.9)
Common stock held in treasury, at cost – 181,826 shares in 2021 and 182,511 shares in 2020	(1.2)	(1.2)
Total shareholders’ equity	1,080.9	1,078.5
Total liabilities and equity	$2,080.5	$2,083.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview, Basis of Presentation and Recently Issued Authoritative Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro”, or the “Company”) is a leader in designing, developing, manufacturing, servicing, and marketing proprietary engineered industrial products and serve a wide variety of customers in varied industries around the world. Over the past year and a half, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds.
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements except as disclosed below and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2020 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2020 included within our annual report on Form 10-K.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and the disclosures regarding contingent assets and liabilities at period end and the reported amounts of revenue and expenses during the reporting period.
All intercompany accounts and transactions between our consolidated operations have been eliminated.
During March 2021, we identified two errors related to our accounting for the disposal of the Air Springs portion of the heavy-duty trucking business that closed in the fourth quarter of 2020. Such errors resulted in an understatement of the pre-tax loss on disposal for this disposition by approximately $2.0 million and an overstatement of net income by approximately $1.5 million in our previously issued consolidated financial statements. Net income for calendar 2020 was approximately $184.8 million. We evaluated the errors and concluded that they were not material to our previously issued consolidated financial statements and recorded the pre-tax loss on disposal as an out-of-period adjustment in other income (expense) in our Consolidated Statement of Operations for the first quarter of 2021.
In the first quarter of 2021, we modified the presentation of our Consolidated Statements of Operations to move income from discontinued operations directly following income from continuing operations before calculating a net income subtotal. Consistent with this change in presentation, we will also begin the Consolidated Statements of Cash Flows with net income rather than net income attributable to EnPro Industries, Inc. We have revised the prior period presented for these two financial statements to conform with this modified presentation. There is no impact to the Consolidated Balance Sheets as a result of this presentation change.

In January 2021, we adopted a standard that simplified the accounting for income taxes in nine unrelated areas. The adoption had no significant impact to our financial statements.
2.    Acquisition
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

The following pro forma condensed consolidated financial results of operations for the three months ended March 31, 2020 are presented as if the acquisition had been completed prior to 2020:

(in millions)
Pro forma net sales	$290.3
Pro forma income from continuing operations	$9.2
These amounts have been calculated after applying our accounting policies and adjusting the results of Alluxa to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied prior to 2020 as well as additional interest expense to reflect financing required, together with the consequential tax effects. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of this acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred prior to 2020, or of future results of the consolidated entities.
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

The effective tax rates for the three months ended March 31, 2021 and 2020 were 22.2% and 43.2%, respectively. The effective tax rate for the three months ended March 31, 2021 is primarily the result of higher tax rates in most foreign jurisdictions and an increase in valuation allowances related to certain net operating losses and tax attributes offset by the settlement of a state tax audit. The effective tax rate for the three months ended March 31, 2020 reflects the impact of the minimum tax on certain non-U.S. earnings, an increase in valuation allowance against certain net operating losses, and higher tax rates in most foreign jurisdictions. The effective rate for the current period is lower than the prior period primarily due to the global intangible low-taxed income regulation changes, enacted in July 2020, which lowers the minimum tax on non-U.S. earnings.

In June 2017, the IRS began an examination of our 2014 through 2017 U.S. federal income tax returns. Although this examination is part of a routine and recurring cycle, we cannot predict the final outcome or expected conclusion date of the audit. Various foreign and state tax returns are also currently under examination and some of these exams may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not have a material effect on our financial results.

4.    Earnings Per Share

	Three months ended March 31,
	2021	2020
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income from continuing operations, net of tax	$18.1	$10.2
Less: net income attributable to redeemable non-controlling interests	0.1	0.1
Income from continuing operations attributable to EnPro Industries, Inc.	18.0	10.1
Income from discontinued operations, net of tax	—	208.6
Net income attributable to EnPro Industries, Inc.	$18.0	$218.7
Denominator:
Weighted-average shares – basic	20.6	20.6
Share-based awards	0.1	—
Weighted-average shares – diluted	20.7	20.6
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.87	$0.49
Discontinued operations	—	10.13
Net income per share	$0.87	$10.62
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.87	$0.49
Discontinued operations	—	10.10
Net income per share	$0.87	$10.59

5.    Inventories

	March 31, 2021	December 31, 2020
	(in millions)
Finished products	$63.7	$69.4
Work in process	26.4	24.8
Raw materials and supplies	52.3	48.7
	142.4	142.9
Reserve to reduce certain inventories to LIFO basis	(3.8)	(3.8)
Total inventories	$138.6	$139.1
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

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2021, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
	(in millions)
Goodwill as of December 31, 2020	$297.4	$307.7	$16.7	$621.8
Foreign currency translation	(3.0)	(1.6)	—	(4.6)
Goodwill as of March 31, 2021	$294.4	$306.1	$16.7	$617.2

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $154.8 million for the Engineered Materials segment as of March 31, 2021 and December 31, 2020.
Identifiable intangible assets are as follows:

	As of March 31, 2021		As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$501.8	$184.3	$505.5	$177.8
Existing technology	179.1	44.3	179.6	41.3
Trademarks	44.1	25.9	44.6	25.7
Other	37.5	23.1	37.6	22.3
	762.5	277.6	767.3	267.1
Indefinite-Lived:
Trademarks	53.4	—	53.4	—
Total	$815.9	$277.6	$820.7	$267.1
Amortization for the three months ended March 31, 2021 and 2020 was $11.3 million and $9.0 million, respectively.
7.    Accrued Expenses

	March 31, 2021	December 31, 2020
	(in millions)
Salaries, wages and employee benefits	$40.6	$46.3
Interest	9.5	4.4
Environmental	12.6	12.6
Income taxes	12.9	9.9
Taxes other than income taxes	11.4	9.4
Operating lease liabilities	9.6	10.1
Other	30.3	35.7
	$126.9	$128.4
8.     Long-Term Debt
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
Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of March 31, 2021.
The borrowing availability under the Revolving Credit Facility at March 31, 2021 was $388.6 million after giving consideration to $11.4 million of outstanding letters of credit. We have $144.4 million outstanding on our Term Loan Facility borrowings.
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

In April of 2021, we met all reinvestment requirements outlined in the indenture governing the Senior Notes with respect to the net cash proceeds from the sale of Fairbanks Morse in January 2020.
9.    Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the three months ended March 31, 2021 and 2020, are as follows:

	Three months ended March 31,
	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(in millions)
Service cost	$0.4	$1.0	$—	$—
Interest cost	2.3	2.8	—	—
Expected return on plan assets	(4.6)	(4.7)	—	—
Amortization of net loss (gain)	0.1	1.3	—	(1.1)
Curtailment loss	—	0.3	—	—
Net periodic benefit cost (benefit)	$(1.8)	$0.7	$—	$(1.1)

No contributions were made in the three months ended March 31, 2021 to our U.S. defined benefit pension plans and we do not anticipate making contributions in 2021 to these plans. Benefits relating to our U.S. defined benefit pension plan were frozen for all salaried employees as of January 1, 2021.
10.    Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2021 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2020	20.5	$0.2	$289.6	$794.8	$(4.9)	$(1.2)	$1,078.5	$48.4
Net income	—	—	—	18.0	—	—	18.0	0.1
Other comprehensive loss	—	—	—	—	(7.9)	—	(7.9)	(0.5)
Dividends ($0.27 per share)	—	—	—	(5.7)	—	—	(5.7)	—
Incentive plan activity	0.1	—	1.2	—	—	—	1.2	—
Other	—	—	(0.1)	(3.1)	—	—	(3.2)	3.2
Balance, March 31, 2021	20.6	$0.2	$290.7	$804.0	$(12.8)	$(1.2)	$1,080.9	$51.2
Changes in shareholders' equity for the three months ended March 31, 2020 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2019	20.6	$0.2	$292.1	$632.2	$(36.4)	$(1.2)	$886.9	$28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Net income	—	—	—	218.7	—	—	218.7	0.1
Other comprehensive income (loss)	—	—	—	—	(22.5)	—	(22.5)	0.9
Dividends ($0.26 per share)	—	—	—	(5.3)	—	—	(5.3)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	1.0	—	—	—	1.0	—
Other	—	—	(1.5)	—	—	—	(1.5)	—
Balance, March 31, 2020	20.5	$0.2	$286.3	$845.5	$(58.9)	$(1.2)	$1,071.9	$29.0
We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors declaration, total dividend payments of $5.7 million were made during the three months ended March 31, 2021.
In May 2021, our board of directors declared a dividend of $0.27 per share, payable on June 16, 2021 to all shareholders of record as of June 2, 2021.
In October 2018, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares. During the three months ended March 31, 2020 we repurchased 0.1 million shares for $5.3 million. Prior to the expiration of the authorization in October 2020, total repurchases under the October 2018 authorization aggregated 0.3 million shares for $20.3 million.
In October 2020, our board of directors authorized the expenditure of up to $50 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under this authorization.
In February 2021, we issued stock options to certain key executives for 0.1 million common shares with an exercise price of $80.00 per share. The options vest pro-rata on the first, second and third anniversaries of the grant date, subject to continued employment. No options have a term greater than 10 years.
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

The option awards issued in 2021 had a fair value of $27.46 per share at their grant date. The following assumptions were used to estimate the fair value of the 2021 option awards:

Average expected term	6 years
Expected volatility	40.29%
Risk-free interest rate	1.02%
Expected dividend yield	1.35%

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
Our Advanced Surface Technologies segment applies proprietary technologies, processes, and capabilities to deliver highly differentiated suites of products and services for the most challenging applications in high growth markets. The segment’s products and services are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s services include cleaning, coating, testing, refurbishment and verification services for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. It designs, manufactures and sells specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, thin film coatings, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets.
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
We measure operating performance based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for EnPro.
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

Segment operating results and other financial data for the three months ended March 31, 2021 and 2020 were as follows:

	2021	2020
	(in millions)
Sales
Sealing Technologies	$146.5	$173.6
Advanced Surface Technologies	54.7	36.7
Engineered Materials	80.4	75.1
	281.6	285.4
Intersegment sales	(2.3)	(2.7)
Total sales	$279.3	$282.7

Adjusted Segment EBITDA
Sealing Technologies	$33.9	$33.5
Advanced Surface Technologies	17.3	7.3
Engineered Materials	12.6	8.3
	$63.8	$49.1

Reconciliation of Adjusted Segment EBITDA to income from continuing operations before income taxes
Adjusted Segment EBITDA	$63.8	$49.1
Acquisition and divestiture expenses	(0.1)	(0.9)
Non-controlling interest compensation allocation	(1.6)	(0.5)
Amortization of fair value adjustment to acquisition date inventory	(2.4)	—
Restructuring and impairment expense	(1.8)	(1.4)
Depreciation and amortization expense	(18.8)	(17.2)
Corporate expenses	(11.6)	(8.5)
Interest expense, net	(3.8)	(4.0)
Other income (expense), net	(0.4)	1.3
Income from continuing operations before income taxes	$23.3	$17.9
Segment assets are as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Sealing Technologies	$739.5	$741.9
Advanced Surface Technologies	759.9	768.2
Engineered Materials	249.0	245.8
Corporate	332.1	327.7
	$2,080.5	$2,083.6

Backlog

As of March 31, 2021, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $252.2 million. Approximately 96% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third party sales by major end market with which we did business for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(in millions)	Sealing Technologies	Advanced Surface Materials	Engineered Materials	Total
Aerospace	$6.7	$1.5	$1.3	$9.5
Automotive	0.4	0.3	18.7	19.4
Chemical and material processing	17.6	—	10.5	28.1
Food and pharmaceutical	16.4	—	0.5	16.9
General industrial	42.7	6.4	30.2	79.3
Medium-duty/heavy-duty truck	38.9	—	2.8	41.7
Oil and gas	4.2	0.7	14.9	19.8
Power generation	11.1	—	0.9	12.0
Semiconductors	4.7	44.9	—	49.6
Other	1.8	0.9	0.3	3.0
Total third-party sales	$144.5	$54.7	$80.1	$279.3

	Three Months Ended March 31, 2020
(in millions)	Sealing Technologies	Advanced Surface Materials	Engineered Materials	Total
Aerospace	$10.4	$2.1	$2.3	$14.8
Automotive	0.2	—	16.3	16.5
Chemical and material processing	12.9	—	10.1	23.0
Food and pharmaceutical	11.2	—	0.5	11.7
General industrial	46.0	—	24.3	70.3
Medium-duty/heavy-duty truck	68.8	—	2.1	70.9
Oil and gas	6.8	1.3	17.3	25.4
Power generation	9.9	—	1.8	11.7
Semiconductors	3.2	33.3	—	36.5
Other	1.9	—	—	1.9
Total third-party sales	$171.3	$36.7	$74.7	$282.7

In 2021, we refined the end market classification of certain sales in the Engineered Materials segment for the three months ended March 31, 2020 resulting in a reduction in sales reported in the automotive and power generation markets of approximately $4.2 million and $2.6 million respectively; and an offsetting increase to our general industrial and medium-duty/heavy-duty truck markets of approximately $4.9 million and $2.0 million, respectively.
12.    Derivatives and Hedging
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
We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At March 31, 2021, the cross-currency swap agreements were recorded as a $2.6 million asset and a $3.4 million liability within other assets and other liabilities, respectively, on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.
13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2021	December 31, 2020
	(in millions)
Assets
Time deposits	$4.2	$4.2
Foreign currency derivatives	2.6	—
Deferred compensation assets	9.3	8.6
	$16.1	$12.8
Liabilities
Deferred compensation liabilities	$9.6	$8.9
Foreign currency derivatives	3.4	9.5
	$13.0	$18.4
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$490.9	$517.1	$491.3	$520.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$31.7	$(36.6)	$(4.9)
Other comprehensive loss before reclassifications	(8.5)	—	(8.5)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Net current-period other comprehensive income (loss)	(8.5)	0.1	(8.4)
Less: other comprehensive income attributable to redeemable non-controlling interests	(0.5)	—	(0.5)
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(8.0)	0.1	(7.9)
Ending balance	$23.7	$(36.5)	$(12.8)
Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$9.8	$(46.2)	$(36.4)
Other comprehensive loss before reclassifications	(22.1)	—	(22.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Net current-period other comprehensive income (loss)	(22.1)	0.5	(21.6)
Less: other comprehensive income attributable to redeemable non-controlling interests	0.9	—	0.9
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(23.0)	0.5	(22.5)
Ending balance	$(13.2)	$(45.7)	$(58.9)
Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Statement of Operations Caption
(in millions)	2021	2020
Pension and other postretirement plans adjustments:
Actuarial losses	$0.1	$0.2	(1)
Curtailment	—	0.3	(1)
Total before tax	0.1	0.5	Income before income taxes
Tax benefit	—	—	Income tax expense
Net of tax	$0.1	$0.5	Net income
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations captions are other income (expense) and income from discontinued operations, including gain on sale, net of taxes (See Note 9, “Pensions and Postretirement Benefits” for additional details).

15.    Commitments and Contingencies
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 20 sites. At 14 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 20 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of March 31, 2021 and December 31, 2020, we had accrued liabilities aggregating $41.2 million and $42.2 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
We believe that our accruals for specific environmental liabilities are adequate based on currently available information. Based upon limited information regarding any incremental remediation or other actions that may be required at these sites, we cannot estimate any further loss or a reasonably possible range of loss related to these matters. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. In September 2017, EPA hired a third-party allocator to develop an allocation of costs among a large number of the parties identified by EPA as having potential responsibility, including the Company. In the fourth quarter of 2020, the third-party allocator issued his report, which determined the range for EnPro's liability for the lower eight miles of the river to be between $35,000 and $950,000. Our reserve at March 31, 2021 was $1.0 million.
On April 14, 2021, the EPA issued its proposed remedy for the upper nine miles of the river, with an estimated present value cost of approximately $441 million. The proposed remedy would involve dredging and capping of the river sediment as an interim remedy followed by a period of monitoring to evaluate the response of the river system to the interim remedy.
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, the EPA has indicated that settlement discussions will begin soon. Further adjustments to our reserve for this site are possible as further information is developed in the course of these discussions.
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
Changes in the product warranty liability for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020
	(in millions)
Balance at beginning of year	$6.7	$10.1
Net charges to expense	0.5	0.7
Settlements made	(0.4)	(1.3)
Balance at end of period	$6.8	$9.5
The lower level of warranty expense, settlements made and ending balance as compared to the prior-year period is primarily due to the disposal, during the second half of 2020, of portions of our businesses supplying the heavy-duty trucking end market.
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
As of March 31, 2021, approximately $4.2 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. We believe that all of the $4.2 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. In the fourth quarter of 2020, we billed an insurer in the GST Coverage Block $0.8 million for GST Claims paid by the Trust through December 2020. This amount is included in Other assets on our Consolidated Balance Sheet at March 31, 2021.
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

16.    Discontinued Operations

On January 21, 2020 we sold our Fairbanks Morse division, which comprised our entire Power Systems segment, for a sales price of $450.0 million. The pre-tax gain on the disposition of Fairbanks Morse was $274.3 million. We have reported, for all periods presented, results of operations and cash flows of Fairbanks Morse as discontinued operations in the accompanying financial statements.

The results of operations for Fairbanks Morse were as follows:

Three Months Ended March 31, 2020

Net sales	$7.6
Cost of sales	7.6
Gross profit	—
Operating expenses:
Selling, general, and administrative expenses	1.5
Other	(0.1)
Total operating expenses	1.4
Loss from discontinued operations before income taxes	(1.4)
Income tax benefit	0.3
Loss from discontinued operations, net of taxes	(1.1)
Gain from sale of discontinued operations, net of taxes	209.7
Income from discontinued operations,including gain on sale, net of taxes	$208.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2020.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2020, which include:

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
Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted income from continuing operations attributable to EnPro Industries, Inc., adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations, adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures"
We believe non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, these non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, the non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 45 primary manufacturing and service facilities located in 13 countries, including the United States. Over the past several years, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives, which are described below, have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries.
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
COVID-19 Response. As COVID-19 has spread, it has significantly impacted the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, have had and may continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Because of uncertainties with respect to the continuing severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
With respect to business operations and the protection of our employees, we have taken numerous actions in response to the COVID-19 pandemic, including:
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
•Supporting voluntary immunizations upon employee request, subject to availability;
•Creation of a dedicated communications platform and internal website to address questions from employees and provide frequent updates; and,
•Development of a virtual sales platform.
All of our primary manufacturing facilities are currently open and generally have not experienced significant supply chain disruptions. Certain operations are experiencing supply chain disruptions for raw materials, principally steel in the United States, as raw material supply, which was reduced in response to the economic slowdown related to the COVID-19 pandemic, has not sufficiently increased to address increasing demand as general economic activity in the United States has improved. Additionally, each of our businesses has developed continuity and contingency plans, based on various scenarios in preparation for potential operational disruptions, to permit us to adjust production levels to demand. We cannot predict if and when closures or production changes may arise as a result of implications related to the COVID-19 pandemic.
To help protect the strength of our financial position, we have implemented several measures including:
•Aggressive cost management initiatives;
•Discretionary spending reductions;
•Capital expenditure prioritization;
•Headcount optimization plans, as needed; and
•Increased working capital monitoring to ensure timely accounts receivable collections and inventory level optimization.
Outlook
Financial highlights for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions, except per share data)
Net sales	$279.3	$282.7
Income from continuing operations attributable to EnPro Industries, Inc	$18.0	$10.1
Net income attributable to EnPro Industries, Inc.	$18.0	$218.7
Diluted earnings per share from continuing operations attributable to EnPro Industries, Inc.	$0.87	$0.49
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$28.3	$19.8
Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations [1]	$1.37	$0.96
Adjusted EBITDA [1]	$52.0	$40.6
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.
First quarter results reflect strong demand growth, cost management actions, and increased exposure to higher margins and faster growth resulting from our recent portfolio reshaping. In addition, we experienced positive momentum within the semiconductor, food and pharmaceutical, automotive and heavy-duty truck. All of our segments contributed to year-over-year adjusted EBITDA improvement.
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

Results of Operations

	Three Months Ended March 31,
	2021	2020
	(in millions)
Sales
Sealing Technologies	$146.5	$173.6
Advanced Surface Technologies	54.7	36.7
Engineered Materials	80.4	75.1
	281.6	285.4
Intersegment sales	(2.3)	(2.7)
Net sales	$279.3	$282.7

Income from continuing operations attributable to EnPro Industries, Inc	$18.0	$10.1

Adjusted Segment EBITDA
Sealing Technologies	$33.9	$33.5
Advanced Surface Technologies	17.3	7.3
Engineered Materials	12.6	8.3
Total Adjusted Segment EBITDA	$63.8	$49.1

Reconciliation of Adjusted Segment EBITDA to income from continuing operations attributable to EnPro Industries, Inc.
Adjusted Segment EBITDA	$63.8	$49.1
Acquisition and divestiture expenses	(0.1)	(0.9)
Non-controlling interest compensation allocation	(1.6)	(0.5)
Amortization of fair value adjustment to acquisition date inventory	(2.4)	—
Restructuring and impairment expense	(1.8)	(1.4)
Depreciation and amortization expense	(18.8)	(17.2)
Corporate expenses	(11.6)	(8.5)
Interest expense, net	(3.8)	(4.0)
Other income (expense), net	(0.4)	1.3
Income from continuing operations before income taxes	23.3	17.9
Income tax expense	(5.2)	(7.7)
Income from continuing operations	18.1	10.2
Less: net income attributable to redeemable non-controlling interests	0.1	0.1
Income from continuing operations attributable to EnPro Industries, Inc.	$18.0	$10.1
We measure operating performance based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for EnPro.

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
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 with the exception of $1.8 million, and $1.5 million, respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the three months ended March 31, 2021 includes $0.2 million of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Sales of $279.3 million in the first three months of 2021 decreased 1.2% from $282.7 million in the first three months of 2020. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(9.6)%	2.9%	5.5%	(1.2)%
Sealing Technologies	(18.7)%	2.2%	0.9%	(15.6)%
Advanced Surface Technologies	24.0%	2.4%	22.6%	49.0%
Engineered Materials	(2.9)%	4.7%	5.3%	7.1%

Following are the key effects of acquisitions and divestitures on sales for the three months of 2021 compared to the same period in 2020:

•Acquisition of Alluxa in October 2020
•Divestiture of Technetics Group UK Limited in December 2020
•Divestiture of the bushing block business principally located in Dieuze, France in November 2020
•Divestiture of the Air Springs portion of our heavy duty trucking business in November 2020
•Divestiture of Motorwheel® brake drum and Crewson® brake adjuster brands in September 2020
•Divestiture of the Lunar® air disc brake business both the U.S. and Shanghai China in the second and third quarters of 2020
Following is a discussion of operating results for each segment during the first three months of 2021:

Sealing Technologies. Sales of $146.5 million in the first three months of 2021 reflect a 15.6% decrease compared to the $173.6 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($3.7 million) on our 2021 sales and the sales from businesses that have since been divested ($32.1 million) from 2020 results, sales were up 0.9% or $1.3 million. This increase was driven by increased demand in food and pharmaceuticals, petrochemical, and heavy-duty truck markets, partially offset by decline in demand in the general industrial, aerospace, and oil and gas markets.

Adjusted Segment EBITDA of $33.9 million in the first three months of 2021 increased 1.2% from $33.5 million reported in the same period of 2020. Segment AEBITDA margins for the segment increased from 19.3% in the first three months of 2020 to 23.1% in the first three months of 2021. Excluding the favorable foreign exchange translation ($0.8 million) and the Segment AEBITDA earned from businesses that have since been divested ($2.3 million) from 2020 results, Adjusted Segment EBITDA increased 6.1%, or $1.9 million, to $33.1 million. The increase in Segment AEBITDA was driven by reduced selling, general, and administrative costs, primarily as the result of marketing and selling cost saving initiatives ($1.7 million), less travel-related expense ($1.3 million), increased pricing ($1.4 million), and increased sales volume ($0.6 million), partially offset by an unfavorable product mix ($1.7 million) and discontinued businesses and product lines ($1.4 million).

Advanced Surface Technologies. Sales of $54.7 million in the first three months of 2021 reflect a 49.0% increase compared to the $36.7 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($0.8 million) and the sales from a recent acquisition ($8.9 million) from 2021 results, sales were up 22.6% or $8.3 million. This increase was driven by stronger demand in the semiconductor market.

Adjusted Segment EBITDA of $17.3 million in the first three months of 2021 increased 137.0% from $7.3 million reported in the same period of 2020. Segment AEBITDA margins for the segment increased from 19.9% in the first three months of 2020 to 31.6% in the first three months of 2021. Excluding the favorable foreign exchange translation ($0.5 million) and the Segment AEBITDA contributed from a business recently acquired ($5.3 million) from our 2021 results, Adjusted Segment EBITDA increased $4.2 million, or 57.5%, to $11.5 million. The increase in Adjusted Segment EBITDA was driven by increased sales ($4.9 million) and material cost decreases ($0.3 million), partially offset by increased selling, general, and administrative costs ($1.3 million).

Engineered Materials. Sales in the first three months of 2021 increased 7.1% to $80.4 million from $75.1 million reported in the same period of 2020. Excluding the impact of favorable foreign exchange translation ($3.6 million) and the sales from businesses that have since been divested ($2.1 million), sales were up 5.3% or $3.8 million, primarily due to stronger demand in automotive and power generation markets, partially offset by weakness in the oil and gas and aerospace markets.

Adjusted Segment EBITDA in the first three months of 2021 was $12.6 million compared to Segment EBITDA of $8.3 million in the same period of 2020, an increase of $4.3 million, or 51.8%. Adjusted Segment EBITDA margins for the segment were 15.7%, which was an increase from 11.1% in the first three months of 2020. Excluding the impact of favorable foreign exchange translation ($1.0 million), Segment AEBITDA increased $3.3 million, or 39.3%, driven mainly by increased sales ($2.0 million), manufacturing efficiencies driven by cost saving initiatives and improved labor efficiencies ($2.6 million), and reduced travel ($0.6 million), partially offset by increased incentive compensation ($1.3 million) and increased material costs ($0.6 million).

Corporate expenses for the first three months of 2021 increased $3.1 million as compared to the same period in 2020. The increase was driven primarily by increased professional service fees ($0.8 million), and higher incentive compensation costs ($2.5 million).

Interest expense, net in the first three months of 2021 decreased by $0.2 million as compared to the same period of 2020, primarily due to the lower average outstanding balance on our revolving credit facility in the current quarter.

Other income (expense) in the first three months of 2021 declined by $1.7 million as compared to other income reported in the same period of 2020, primarily due to $1.9 million in loss on sale of businesses in 2021 compared to a gain of $1.1 million on sale of businesses in 2020 (a year-over-year increased expense of $3.0 million) partially offset by $1.4 million increase in pension income (non-service costs).

The effective tax rates for the three months ended March 31, 2021 and 2020 were 22.2% and 43.2%, respectively. The effective tax rate for the three months ended March 31, 2021 is primarily the result of higher tax rates in most foreign jurisdictions and an increase in valuation allowances related to certain net operating losses and tax attributes offset by the settlement of a state tax audit. The effective tax rate for the three months ended March 31, 2020 reflects the impact of the minimum tax on certain non-U.S. earnings, an increase in valuation allowance against certain net operating losses and higher tax rates in most foreign jurisdictions. The effective rate for the current period is lower than the prior period primarily due to the global intangible low-taxed income regulation changes, enacted in July 2020, which lowers the minimum tax on non-U.S. earnings.
Income from continuing operations attributable to EnPro Industries, Inc. was $18.0 million, or $0.87 per share, in the first three months of 2021 compared to income from continuing operations attributable to EnPro Industries, Inc. of $10.1 million, or $0.49 per share, in the same period of 2020. Earnings per share is expressed on a diluted basis.
Liquidity and Capital Resources
Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, and debt repayments have been funded from cash balances on hand. We continue to consider acquisition opportunities that align with our long-term strategic goals of refocusing our portfolio on businesses with compelling margins, leading technology, high cash flow return on investment, and favorable secular tailwinds. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we have resources available, which are discussed in this section under the heading “Capital Resources.”

As of March 31, 2021, we held $162.8 million of our $232.3 million cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to access funds without a significant incremental tax cost, including repayment of intercompany loans or distributions of previously taxed income. In addition, as of March 31, 2021, we had a net current income tax receivable totaling $37.4 million.
Because of the transition tax and tax on the global intangible low-taxed income provisions, undistributed earnings of our foreign subsidiaries totaling $198.2 million at March 31, 2021 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Cuts and Jobs Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

Cash Flows
Operating activities provided $20.3 million of cash in the first three months of 2021 and $0.3 million of cash in the first three months of 2020. The year-over-year increase was driven by increased income from continuing operations and improved working capital.
Investing activities used $8.3 million of cash in the first three months of 2021 and provided $434.1 million of cash during the first three months of 2020. The decrease in cash provided is primarily driven by $441.3 million in cash proceeds from the sale of businesses in 2020, due primarily to the closing on the sale of Fairbanks Morse in January 2020.
Financing activities used $8.1 million of cash in the first three months of 2021, primarily from $5.7 million used for dividends paid and $1.0 million in repayments of debt. Financing activities in the first three months of 2020 used $146.5 million, primarily used in net payments of $134.4 million on our revolving credit facility, $5.5 million used for dividends paid, and $5.3 million used in the repurchase of shares.
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

We were in compliance with all covenants of the Revolving Credit Facility as of March 31, 2021.

The borrowing availability at March 31, 2021 under the Revolving Credit Facility was $388.6 million, representing the full $400.0 million of availability less $11.4 million reserved for outstanding letters of credit. We have $144.4 million of outstanding borrowings on our Term Loan Facility.

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

In April of 2021, we met all reinvestment requirements outlined in the indenture governing the Senior Notes with respect to the net cash proceeds from the sale of Fairbanks Morse in January 2020.

Share Repurchase Program. In October 2018, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares. During the three months ended March 31, 2020, we repurchased 0.1 million shares for $5.3 million. Prior to the expiration of the authorization in October 2020, total repurchases under the October 2018 authorization aggregated 0.3 million shares for $20.3 million.

In October 2020, our board of directors authorized the expenditure of up to $50 million for the repurchase of our outstanding common shares through October 2022. No repurchases have been made under this program.

Critical Accounting Policies and Estimates
Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2020, for a discussion of our critical accounting policies and estimates.
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 20 sites. At 14 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 20 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of March 31, 2021 and December 31, 2020, we had accrued liabilities aggregating $41.2 million and $42.2 million, respectively, for estimated future expenditures relating to environmental contingencies. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
We believe that our accruals for specific environmental liabilities are adequate based on currently available information. Based upon limited information regarding any incremental remediation or other actions that may be required at these sites, we cannot estimate any further loss or a reasonably possible range of loss related to these matters. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. In September 2017, EPA hired a third-party allocator to develop an allocation of costs among a large number of the parties identified by EPA as having potential responsibility, including the Company. In the fourth quarter of 2020, the third-party allocator issued his report, which determined the range for EnPro's liability for the lower eight miles of the river to be between $35,000 and $950,000. Our reserve at March 31, 2021 was $1.0 million.
On April 14, 2021, the EPA issued its proposed remedy for the upper nine miles of the river, with an estimated present value cost of approximately $441 million. The proposed remedy would involve dredging and capping of the river sediment as an interim remedy followed by a period of monitoring to evaluate the response of the river system to the interim remedy.
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, the EPA has indicated that settlement discussions will begin soon. Further adjustments to our reserve for this site are possible as further information is developed in the course of these discussions.
Except with respect to the lower eight miles of the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the following section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” for additional information.
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
Changes in the product warranty liability for the three months ended March 31, 2021 and 2020 are as follows:

	2021	2020
	(in millions)
Balance at beginning of year	$6.7	$10.1
Net charges to expense	0.5	0.7
Settlements made	(0.4)	(1.3)
Balance at end of period	$6.8	$9.5
The lower level of warranty expense, settlements made and ending balance as compared to the prior-year period is primarily due to the disposal, during the second half of 2020, of portions of our businesses supplying the heavy-duty trucking end market.

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
As of March 31, 2021, approximately $4.2 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. We believe that all of the $4.2 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. In the fourth quarter of 2020, we billed an insurer in the GST Coverage Block $0.8 million for GST

Claims paid by the Trust through December 2020. This amount is included in Other assets on our Consolidated Balance Sheet at March 31, 2021.
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
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at March 31, 2021 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the three months ended March 31, 2021 were as follows:

Parent and Guarantor Subsidiaries
Net sales	$162.3
Gross profit	$51.3
Loss from continuing operations attributable to EnPro Industries, Inc.	$(1.4)
Net loss attributable to EnPro Industries, Inc	$(1.4)
Comprehensive income attributable to EnPro Industries, Inc.	$5.8

The summarized balance sheet at March 31, 2021 was as follows:

Parent and Guarantor Subsidiaries
ASSETS
Current assets	$299.1
Non-current assets	900.2
Total assets	$1,199.3
LIABILITIES AND EQUITY
Current liabilities	$121.9
Non-current liabilities	648.4
Total liabilities	770.3
Redeemable non-controlling interests	51.2
Shareholders’ equity	377.8
Total liabilities and equity	$1,199.3
The table above reflects $14.3 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $6.0 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities.
The summarized results of operations for the year ended December 31, 2020 were as follows:

Parent and Guarantor Subsidiaries
Net sales	$632.9
Gross profit	$172.4
Loss from continuing operations attributable to EnPro Industries, Inc.	$(67.1)
Income from discontinued operations, net of taxes	$208.9
Net income attributable to EnPro Industries, Inc	$141.8
Comprehensive income attributable to EnPro Industries, Inc.	$133.5

The summarized balance sheet at December 31, 2020 was as follows:

Parent and Guarantor Subsidiaries
ASSETS
Current assets	$300.4
Non-current assets	904.4
Total assets	$1,204.8
LIABILITIES AND EQUITY
Current liabilities	$122.8
Non-current liabilities	653.9
Total liabilities	776.7
Redeemable non-controlling interests	48.4
Shareholders’ equity	379.7
Total liabilities and equity	$1,204.8

The table above reflects $11.8 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $4.4 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities.

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

Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures

We believe that it would be helpful to the readers of the financial statements to understand the impact of certain selected items on our reported income from continuing operations attributable to EnPro Industries, Inc., diluted earnings per share attributable to EnPro Industries, Inc. continuing operations, and total adjusted segment EBITDA, including items that may recur from time to time. The items adjusted for in these non-GAAP financial measures are those that are excluded by management in budgeting or projecting for performance in future periods, as they typically relate to events specific to the period in which they occur. Accordingly, these are some of the factors the company uses in internal evaluations of the overall performance of its businesses. In addition, management believes these non-GAAP financial measures are commonly used financial measures for investors to evaluate the company’s operating performance and, when read in conjunction with the company’s consolidated financial statements, present a useful tool to evaluate the company’s ongoing operations and performance from period to period. Management acknowledges that there are many items that impact a company’s reported results and the adjustments reflected in these non-GAAP financial measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures are not necessarily comparable to similarly titled measures used by other companies.

The following presents a reconciliation of (i) income from continuing operations attributable to EnPro Industries, Inc. to adjusted income from continuing operations attributable to EnPro Industries, Inc.and (ii) income from continuing operations attributable to EnPro Industries, Inc. to adjusted EBITDA for the three months ended March 31, 2021 and 2020.

Reconciliation of Adjusted Income from Continuing Operations Attributable to EnPro Industries, Inc.

	Three Months Ended March 31,
	2021				2020
	$	Average common shares outstanding, diluted (millions)	Per Share		$	Average common shared outstanding, diluted (millions)	Per Share
Income from continuing operations attributable to EnPro Industries, Inc.	$18.0	20.7	$0.87		$10.1	20.6	$0.49
Net income from redeemable non-controlling interests	0.1				0.1
Income tax expense	5.2				7.7
Income from continuing operations before income taxes	23.3				17.9

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	—				0.9
Non-controlling interest compensation allocations[2]	1.6				0.5
Amortization of acquisition-related intangible assets	11.3				9.0
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	1.8				1.4
Amortization of the fair value adjustment to acquisition date inventory	2.4				—
Adjustments from other non-operating expense:
Costs associated with previously disposed businesses	0.3				0.4
Net loss (gain) on sale of businesses	1.9				(1.1)
Pension income (non-service cost)	(2.1)				(0.7)
Other adjustments:
Other[3]	0.1				0.1
Adjusted income from continuing operations before income taxes	40.6				28.4
Adjusted income tax expense[4]	(12.2)				(8.5)
Net income from redeemable non-controlling interests	(0.1)				(0.1)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$28.3	20.7	$1.37	1	$19.8	20.6	$0.96	1
1 Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

2 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that is subject to reduction for certain types of employment terminations of the LeanTeq and Alluxa sellers and is directly related to the terms of the respective acquisitions. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisitions unless certain employment terminations have occurred.

3Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statements of operations.

4 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 30.0% for continuing operations.
Reconciliation of Income from Continuing Operations Attributable to EnPro Industries, Inc. to Adjusted EBITDA

(Stated in Millions of Dollars)
	Three Months Ended
	March 31,
	2021	2020
Income from continuing operations attributable to EnPro Industries, Inc.	$18.0	$10.1
Net income attributable to redeemable non-controlling interests	0.1	0.1
Income from continuing operations	18.1	10.2

Adjustments to arrive at earnings from continuing operations before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	3.8	4.0
Income tax expense	5.2	7.7
Depreciation and amortization expense	18.9	17.2
Restructuring and impairment expense	1.8	1.4
Costs associated with previously disposed businesses	0.3	0.4
Net loss (gain) on sale of businesses	1.9	(1.1)
Acquisition and divestiture expenses	—	0.9
Pension income (non-service cost)	(2.1)	(0.7)
Non-controlling interest compensation allocation[1]	1.6	0.5
Amortization of the fair value adjustment to acquisition date inventory	2.4	—
Other	0.1	0.1
Adjusted EBITDA	$52.0	$40.6
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that is subject to reduction for certain types of employment terminations of the LeanTeq and Alluxa sellers and is directly related to the terms of the respective acquisitions. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisitions unless certain employment terminations have occurred.

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the indenture governing the Senior Notes.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2020.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.2 million and $3.3 million at March 31, 2021 and December 31, 2020, respectively.
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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
 Item 1.    Legal Proceedings.
A description of environmental and other legal matters is included in Note 15 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. Those matters are also discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2021.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2021	—		—		—	$50,000,000	(1)
February 1 - February 28, 2021	—		—		—	$50,000,000	(1)
March 1 - March 31, 2021	342	(2)	$86.67	(2)	—	$50,000,000	(1)
Total	342	(2)	$86.67	(2)	—	$50,000,000	(1)
(1)On October 28, 2020, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on November 3, 2020. Pursuant to this authorization, $50.0 million remained available at the end of the period.

(2)In March 2021, a total of 342 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 78 were valued at a price of $91.41, the closing trading price of our common stock on March 17, 2021, and 264 of these shares were valued at a price of $85.27 per share, the closing trading price of our common stock on March 31, 2021. Accordingly, the total 342 shares were valued at a weighted average price of $86.67. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
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
Merger Agreement dated as of September 25, 2020 among EnPro Industries, Inc., Vision Investment, LLC, Vision Investment Merger Sub, Inc., Alluxa, Inc., Michael Scobey, as representative of the equityholders of Alluxa, Inc. and certain specified shareholders of Alluxa, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed by EnPro Industries, Inc. on September 28, 2020 (File No. 001-31225))

10.1†
Third Amendment to Second Amended and Restated Credit Agreement dated as of January 19, 2021 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party hereto, the Lenders party hereto and Bank of America, N.A., as Administrative Agent

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of May, 2021.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller