Form 10-Q
period 2021-06-30
ENPRO INDUSTRIES, INC
filed 2021-08-04
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, there were 20,601,609 shares of common stock of the registrant outstanding, which does not include 181,412 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2021 and 2020
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$298.6	$247.0	$577.9	$529.7
Cost of sales	181.6	164.5	351.5	351.9
Gross profit	117.0	82.5	226.4	177.8
Operating expenses:
Selling, general and administrative	82.7	68.2	163.0	141.4
Other	2.4	12.5	4.3	14.1
Total operating expenses	85.1	80.7	167.3	155.5
Operating income	31.9	1.8	59.1	22.3
Interest expense	(4.0)	(3.9)	(8.0)	(8.6)
Interest income	0.2	0.4	0.4	1.1
Other income	1.9	0.3	1.8	1.7
Income (loss) from continuing operations before income taxes	30.0	(1.4)	53.3	16.5
Income tax expense	(0.8)	(1.8)	(6.0)	(9.5)
Income (loss) from continuing operations	29.2	(3.2)	47.3	7.0
Income (loss) from discontinued operations, including gain on sale, net of tax	—	(3.2)	—	205.4
Net income (loss)	29.2	(6.4)	47.3	212.4
Less: net income (loss) attributable to redeemable non-controlling interests	(0.1)	0.1	—	0.2
Net income (loss) attributable to EnPro Industries, Inc.	$29.3	$(6.5)	$47.3	$212.2
Comprehensive income	$41.6	$16.9	$51.4	$214.1
Less: comprehensive income attributable to redeemable non-controlling interests	0.5	0.7	0.2	1.7
Comprehensive income attributable to EnPro Industries, Inc.	$41.1	$16.2	$51.2	$212.4
Income (loss) attributable to EnPro Industries, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$29.3	$(3.3)	$47.3	$6.8
Income (loss) from discontinued operations, net of tax	—	(3.2)	—	205.4
Net income (loss) attributable to EnPro Industries, Inc.	$29.3	$(6.5)	$47.3	$212.2
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.42	$(0.16)	$2.30	$0.33
Discontinued operations	—	(0.15)	—	9.99
Net income (loss) per share	$1.42	$(0.31)	$2.30	$10.32
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.41	$(0.16)	$2.28	$0.33
Discontinued operations	—	(0.15)	—	9.98
Net income (loss) per share	$1.41	$(0.31)	$2.28	$10.31
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2021 and 2020
(in millions)

	2021	2020
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$47.3	$212.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(205.4)
Depreciation	13.8	15.0
Amortization	23.7	19.4
Deferred income taxes	(2.2)	(1.6)
Stock-based compensation	3.3	2.8
Other non-cash adjustments	4.0	11.7
Change in assets and liabilities, net of effects of divestitures of businesses:
Accounts receivable, net	(24.3)	2.7
Inventories	(10.6)	(1.5)
Accounts payable	16.7	(13.7)
Other current assets and liabilities	(11.5)	(10.9)
Other non-current assets and liabilities	(1.7)	2.5
Net cash provided by operating activities of continuing operations	58.5	33.4
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(10.2)	(8.9)
Proceeds from (payments for) sale of businesses	(2.3)	444.9
Other	0.5	(2.4)
Net cash provided by (used in) investing activities of continuing operations	(12.0)	433.6
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	—	24.9
Repayments of debt	(2.0)	(160.3)
Repurchase of common stock	—	(5.3)
Dividends paid	(11.3)	(10.8)
Other	(1.5)	(1.3)
Net cash used in financing activities of continuing operations	(14.8)	(152.8)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	(6.2)
Net cash used in discontinued operations	—	(6.2)
Effect of exchange rate changes on cash and cash equivalents	0.7	(4.9)
Net increase in cash and cash equivalents	32.4	303.1
Cash and cash equivalents at beginning of period	229.5	121.2
Cash and cash equivalents at end of period	$261.9	$424.3

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$7.5	$8.4
Income taxes, net	$18.1	$11.2
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.1	$0.8

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$261.9	$229.5
Accounts receivable, net	166.5	143.2
Inventories	149.1	139.1
Income tax receivable	51.9	49.6
Prepaid expenses and other current assets	16.7	17.6
Total current assets	646.1	579.0
Property, plant and equipment, net	189.6	195.0
Goodwill	621.4	621.8
Other intangible assets, net	532.2	553.6
Other assets	137.5	134.2
Total assets	$2,126.8	$2,083.6
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3.9	$3.8
Accounts payable	85.0	69.8
Accrued expenses	127.6	128.4
Total current liabilities	216.5	202.0
Long-term debt	486.3	487.5
Deferred taxes and non-current income taxes payable	125.0	130.5
Other liabilities	129.3	136.7
Total liabilities	957.1	956.7
Commitments and contingencies
Redeemable non-controlling interests	51.6	48.4
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,783,021 shares in 2021 and 20,718,675 shares in 2020	0.2	0.2
Additional paid-in capital	292.2	289.6
Retained earnings	827.9	794.8
Accumulated other comprehensive loss	(1.0)	(4.9)
Common stock held in treasury, at cost – 181,484 shares in 2021 and 182,511 shares in 2020	(1.2)	(1.2)
Total shareholders’ equity	1,118.1	1,078.5
Total liabilities and equity	$2,126.8	$2,083.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview, Basis of Presentation and Recently Issued Authoritative Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro”, or the “Company”) is a leader in designing, developing, manufacturing, servicing, and marketing proprietary engineered industrial products and serves a wide variety of customers in varied industries around the world. Over the past several years, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds.
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
During March 2021, we identified two errors related to our accounting for the disposal of the Air Springs portion of the heavy-duty trucking business that closed in the fourth quarter of 2020. Such errors resulted in an understatement of the pre-tax loss on disposal for this disposition by approximately $2.0 million and an overstatement of net income by approximately $1.5 million in our previously issued consolidated financial statements for calendar 2020. Net income for calendar 2020 was $184.8 million. We evaluated the errors and concluded that they were not material to our previously issued consolidated financial statements and recorded the pre-tax loss on disposal as an out-of-period adjustment in other income in our Consolidated Statement of Operations for the first quarter of 2021.
Beginning with the first quarter of 2021, we modified the presentation of our Consolidated Statements of Operations to move income from discontinued operations directly following income from continuing operations before calculating a net income subtotal. Consistent with this change in presentation, we also began the Consolidated Statements of Cash Flows with net income rather than net income attributable to EnPro Industries, Inc. We have revised the prior period presented for these two financial statements to conform with this modified presentation. There is no impact to the Consolidated Balance Sheets as a result of this presentation change.

In January 2021, we adopted a standard that simplified the accounting for income taxes in nine unrelated areas. The adoption had no significant impact to our financial statements.
2.    Acquisition
On October 26, 2020, a subsidiary of EnPro formed for this purpose (the "Alluxa Acquisition Subsidiary") acquired all of the equity securities of Alluxa, Inc. ("Alluxa"), a privately held, California-based company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. Alluxa's products are developed through a proprietary coating process using state-of-the-art advanced equipment. Alluxa’s global distribution capabilities support the company’s international reach, serving customers across the Americas, Europe, and Asia. Founded in 2007, Alluxa has two locations in California and is headquartered in Santa Rosa, California. Alluxa is included with the Advanced Surface Technologies segment.

The following pro forma condensed consolidated financial results of operations for the quarter and six months ended June 30, 2020 are presented as if the acquisition had been completed prior to 2020:

	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020
(in millions)
Pro forma net sales	$254.7	$545.0
Pro forma income (loss) from continuing operations	$(4.4)	$4.9
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

The effective tax rates for the quarters ended June 30, 2021 and 2020 were 2.6% and (123.5)%, respectively. The effective tax rate for the three months ended June 30, 2021 is primarily the result of the release of a valuation allowance on certain foreign net operating losses (7.9%), the favorable conclusion of the IRS examination (4.7%), and the release of certain uncertain tax positions (4.4%). The high effective tax rate for the three months ended June 30, 2020 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with minimum tax on certain non-U.S. earnings, disproportionately higher pre-tax income in higher foreign tax jurisdictions and an increase in valuation allowance against certain net operating losses.

The effective tax rates for the six months ended June 30, 2021 and 2020 were 11.2% and 57.3%, respectively. The effective tax rate for the six months ended June 30, 2021 is primarily the result of the release of a valuation allowance on certain foreign net operating losses, the favorable conclusion of the IRS examination, and the release of certain uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2020 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with the minimum tax on certain non-U.S. earnings, current year increase of valuation allowance against certain net operating losses, and higher tax rates in most foreign jurisdictions.

In June 2017, the IRS began an examination of our 2014 through 2017 U.S. federal income tax returns. The IRS audit has concluded during the quarter ended June 30, 2021 and as a result of the conclusion of the audit, we expect to receive a cash refund of approximately $24.7 million, plus any applicable interest. The net receivable balance related to the IRS audit was $21.8 million at December 31, 2020. Various foreign and state tax returns are also currently under examination and some of these exams may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not have a material effect on our financial results.

4.    Earnings Per Share

	Quarters Ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income (loss) from continuing operations, net of tax	$29.2	$(3.2)	$47.3	$7.0
Less: net income (loss) attributable to redeemable non-controlling interests	(0.1)	0.1	—	0.2
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	29.3	(3.3)	47.3	6.8
Income (loss) from discontinued operations, net of tax	—	(3.2)	—	205.4
Net income (loss) attributable to EnPro Industries, Inc.	$29.3	$(6.5)	$47.3	$212.2
Denominator:
Weighted-average shares – basic	20.6	20.5	20.6	20.6
Share-based awards	0.2	—	0.2	—
Weighted-average shares – diluted	20.8	20.5	20.8	20.6
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.42	$(0.16)	$2.30	$0.33
Discontinued operations	—	(0.15)	—	9.99
Net income (loss) per share	$1.42	$(0.31)	$2.30	$10.32
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.41	$(0.16)	$2.28	$0.33
Discontinued operations	—	(0.15)	—	9.98
Net income (loss) per share	$1.41	$(0.31)	$2.28	$10.31

5.    Inventories

	June 30, 2021	December 31, 2020
	(in millions)
Finished products	$69.3	$69.4
Work in process	28.0	24.8
Raw materials and supplies	55.9	48.7
	153.2	142.9
Reserve to reduce certain inventories to LIFO basis	(4.1)	(3.8)
Total inventories	$149.1	$139.1
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

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2021, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
	(in millions)
Goodwill as of December 31, 2020	$297.4	$307.7	$16.7	$621.8
Foreign currency translation	(1.0)	0.6	—	(0.4)
Goodwill as of June 30, 2021	$296.4	$308.3	$16.7	$621.4

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $154.8 million for the Engineered Materials segment as of June 30, 2021 and December 31, 2020.
Identifiable intangible assets are as follows:

	As of June 30, 2021		As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$507.0	$192.2	$505.5	$177.8
Existing technology	179.9	47.5	179.6	41.3
Trademarks	44.4	26.7	44.6	25.7
Other	37.7	23.8	37.6	22.3
	769.0	290.2	767.3	267.1
Indefinite-Lived:
Trademarks	53.4	—	53.4	—
Total	$822.4	$290.2	$820.7	$267.1
Amortization for the quarters and six months ended June 30, 2021 and 2020 were $11.3 million, $8.9 million, $22.6 million and $17.9 million, respectively.
7.    Accrued Expenses

	June 30, 2021	December 31, 2020
	(in millions)
Salaries, wages and employee benefits	$46.5	$46.3
Interest	4.4	4.4
Environmental	12.6	12.6
Income taxes	10.1	9.9
Taxes other than income taxes	11.8	9.4
Operating lease liabilities	9.6	10.1
Other	32.6	35.7
	$127.6	$128.4
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
Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of June 30, 2021.
The borrowing availability under the Revolving Credit Facility at June 30, 2021 was $388.6 million after giving consideration to $11.4 million of outstanding letters of credit. At June 30, 2021, we had $143.4 million outstanding on our Term Loan Facility borrowings.
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
9.    Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the quarters and six months ended June 30, 2021 and 2020, are as follows:

	Quarters Ended June 30,				Six months ended June 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost	$0.4	$1.2	$—	$—	$0.8	$2.2	$—	$—
Interest cost	2.2	2.6	0.1	0.1	4.5	5.4	0.1	0.1
Expected return on plan assets	(4.6)	(4.8)	—	—	(9.1)	(9.5)	—	—
Amortization of prior service cost	0.1	—	—	—	0.1	—	—	—
Amortization of net loss (gain)	0.2	1.3	—	—	0.3	2.6	—	(1.1)
Curtailment loss	—	—	—	—	—	0.3	—	—
Net periodic benefit cost (benefit)	$(1.7)	$0.3	$0.1	$0.1	$(3.4)	$1.0	$0.1	$(1.0)

No contributions were made in the six months ended June 30, 2021 to our U.S. defined benefit pension plans and we do not anticipate making contributions in 2021 to these plans. Benefits relating to our U.S. defined benefit pension plans were frozen for all salaried employees as of January 1, 2021.
10.    Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2021 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2020	20.5	$0.2	$289.6	$794.8	$(4.9)	$(1.2)	$1,078.5	$48.4
Net income	—	—	—	18.0	—	—	18.0	0.1
Other comprehensive loss	—	—	—	—	(7.9)	—	(7.9)	(0.5)
Dividends ($0.27 per share)	—	—	—	(5.7)	—	—	(5.7)	—
Incentive plan activity	0.1	—	1.2	—	—	—	1.2	—
Other	—	—	(0.1)	(3.1)	—	—	(3.2)	3.2
Balance, March 31, 2021	20.6	0.2	290.7	804.0	(12.8)	(1.2)	1,080.9	51.2
Net income (loss)	—	—	—	29.3	—	—	29.3	(0.1)
Other comprehensive income	—	—	—	—	11.8	—	11.8	0.6
Dividends ($0.27 per share)	—	—	—	(5.6)		—	(5.6)	—
Incentive plan activity	—	—	1.6	—	—	—	1.6	—
Other	—	—	(0.1)	0.2	—	—	0.1	(0.1)
Balance, June 30, 2021	20.6	$0.2	$292.2	$827.9	$(1.0)	$(1.2)	$1,118.1	$51.6

Changes in shareholders' equity for the six months ended June 30, 2020 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2019	20.6	$0.2	$292.1	$632.2	$(36.4)	$(1.2)	$886.9	$28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Net income	—	—	—	218.7	—	—	218.7	0.1
Other comprehensive income (loss)	—	—	—	—	(22.5)	—	(22.5)	0.9
Dividends ($0.26 per share)	—	—	—	(5.3)	—	—	(5.3)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	1.0	—	—	—	1.0	—
Other	—	—	(1.5)	—	—	—	(1.5)	—
Balance, March 31, 2020	20.5	0.2	286.3	845.5	(58.9)	(1.2)	1,071.9	29.0
Net income (loss)	—	—	—	(6.5)	—	—	(6.5)	0.1
Other comprehensive income	—	—	—	—	22.7	—	22.7	0.6
Dividends ($0.26 per share)	—	—	—	(5.4)	—	—	(5.4)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Balance, June 30, 2020	20.5	$0.2	$287.8	$833.6	$(36.2)	$(1.2)	$1,084.2	$29.7
We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $11.3 million were made during the six months ended June 30, 2021.
In July 2021, our board of directors declared a dividend of $0.27 per share, payable on September 15, 2021 to all shareholders of record as of September 1, 2021.
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
In October 2020, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under this authorization.
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
Segment operating results and other financial data for the quarters and six months ended June 30, 2021 and 2020 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Sales
Sealing Technologies	$162.5	$150.6	$309.0	$324.2
Advanced Surface Technologies	59.2	40.0	113.9	76.7
Engineered Materials	80.0	58.6	160.4	133.7
	301.7	249.2	583.3	534.6
Intersegment sales	(3.1)	(2.2)	(5.4)	(4.9)
Total sales	$298.6	$247.0	$577.9	$529.7

Adjusted Segment EBITDA
Sealing Technologies	$42.4	$30.5	$76.4	$64.1
Advanced Surface Technologies	15.6	11.0	32.9	18.3
Engineered Materials	13.0	4.9	25.6	13.2
	$71.0	$46.4	$134.9	$95.6

Reconciliation of Adjusted Segment EBITDA to income (loss) from continuing operations before income taxes
Adjusted Segment EBITDA	$71.0	$46.4	$134.9	$95.6
Acquisition and divestiture expenses	—	(0.5)	(0.1)	(1.3)
Non-controlling interest compensation allocation	(1.3)	(0.5)	(2.9)	(1.1)
Amortization of fair value adjustment to acquisition date inventory	(2.3)	—	(4.8)	—
Restructuring and impairment expense	(2.7)	(17.5)	(4.5)	(18.9)
Depreciation and amortization expense	(18.5)	(17.2)	(37.4)	(34.5)
Corporate expenses	(12.8)	(7.1)	(24.3)	(15.6)
Interest expense, net	(3.8)	(3.5)	(7.6)	(7.5)
Other income (expense), net	0.4	(1.5)	—	(0.2)
Income (loss) from continuing operations before income taxes	$30.0	$(1.4)	$53.3	$16.5
Segment assets are as follows:

	June 30, 2021	December 31, 2020
	(in millions)
Sealing Technologies	$744.5	$741.9
Advanced Surface Technologies	761.8	768.2
Engineered Materials	256.5	245.8
Corporate	364.0	327.7
	$2,126.8	$2,083.6

Backlog

As of June 30, 2021, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $284.7 million. Approximately 96% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and six months ended June 30, 2021 and 2020:

	Quarter Ended June 30, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$8.3	$3.0	$1.5	$12.8
Automotive	0.6	0.2	16.3	17.1
Chemical and material processing	19.0	—	11.4	30.4
Food and pharmaceutical	16.6	—	0.3	16.9
General industrial	44.9	5.8	30.6	81.3
Medium-duty/heavy-duty truck	47.6	—	2.7	50.3
Oil and gas	5.4	1.7	15.8	22.9
Power generation	9.6	—	0.9	10.5
Semiconductors	5.4	47.9	—	53.3
Other	2.3	0.5	0.3	3.1
Total third-party sales	$159.7	$59.1	$79.8	$298.6

	Quarter Ended June 30, 2020
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$10.4	$2.1	$1.2	$13.7
Automotive	0.2	—	7.8	8.0
Chemical and material processing	12.8	—	11.6	24.4
Food and pharmaceutical	13.6	—	0.3	13.9
General industrial	36.7	—	19.7	56.4
Medium-duty/heavy-duty truck	54.1	—	1.2	55.3
Oil and gas	5.2	0.2	15.0	20.4
Power generation	11.1	—	1.6	12.7
Semiconductors	3.9	37.7	—	41.6
Other	0.5	—	0.1	0.6
Total third-party sales	$148.5	$40.0	$58.5	$247.0

	Six Months Ended June 30, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$15.0	$4.5	$2.8	$22.3
Automotive	1.0	0.5	35.0	36.5
Chemical and material processing	36.6	—	21.9	58.5
Food and pharmaceutical	33.0	—	0.8	33.8
General industrial	87.6	12.2	60.8	160.6
Medium-duty/heavy-duty truck	86.5	—	5.5	92.0
Oil and gas	9.6	2.4	30.7	42.7
Power generation	20.7	—	1.8	22.5
Semiconductors	10.1	92.8	—	102.9
Other	4.1	1.4	0.6	6.1
Total third-party sales	$304.2	$113.8	$159.9	$577.9

	Six Months Ended June 30, 2020
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$20.8	$4.2	$3.5	$28.5
Automotive	0.4	—	24.1	24.5
Chemical and material processing	25.7	—	21.7	47.4
Food and pharmaceutical	24.8	—	0.8	25.6
General industrial	82.7	—	44.0	126.7
Medium-duty/heavy-duty truck	122.9	—	3.3	126.2
Oil and gas	12.0	1.5	32.3	45.8
Power generation	21.0	—	3.4	24.4
Semiconductors	7.1	71.0	—	78.1
Other	2.4	—	0.1	2.5
Total third-party sales	$319.8	$76.7	$133.2	$529.7

In 2021, we refined the end market classification of certain sales in the Engineered Materials segment for the quarter and six months ended June 30, 2020. This refinement resulted in a reduction in sales reported for the quarter ended June 30, 2020 in the power generation market of approximately $2.8 million and an offsetting increase in the automotive, general industrial, and medium duty/heavy duty truck markets of approximately $0.5 million, $1.1 million , and $1.2 million, respectively. For the six months ended June 30, 2020, this refinement resulted in a reduction to the automotive and power generation markets of approximately $3.7 million and $5.4 million, respectively, and an offsetting increase to our general industrial and medium-duty/heavy-duty truck markets of approximately $6.0 million and $3.2 million, respectively.
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
We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At June 30, 2021, the cross-currency swap agreements were recorded as a $1.5 million asset and a $3.4 million liability within other assets and other liabilities, respectively, on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.
13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2021	December 31, 2020
	(in millions)
Assets
Time deposits	$4.2	$4.2
Foreign currency derivatives	1.5	—
Deferred compensation assets	9.8	8.6
	$15.5	$12.8
Liabilities
Deferred compensation liabilities	$10.2	$8.9
Foreign currency derivatives	3.4	9.5
	$13.6	$18.4
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$490.2	$513.3	$491.3	$520.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$23.7	$(36.5)	$(12.8)
Other comprehensive income before reclassifications	12.2	—	12.2
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income	12.2	0.2	12.4
Less: other comprehensive income attributable to redeemable non-controlling interests	0.6	—	0.6
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	11.6	0.2	11.8
Ending balance	$35.3	$(36.3)	$(1.0)
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended June 30, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$(13.2)	$(45.7)	$(58.9)
Other comprehensive income before reclassifications	22.4	—	22.4
Amounts reclassified from accumulated other comprehensive loss	—	0.9	0.9
Net current-period other comprehensive income	22.4	0.9	23.3
Less: other comprehensive income attributable to redeemable non-controlling interests	0.6	—	0.6
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	21.8	0.9	22.7
Ending balance	$8.6	$(44.8)	$(36.2)
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$31.7	$(36.6)	$(4.9)
Other comprehensive income before reclassifications	3.8	—	3.8
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Net current-period other comprehensive income	3.8	0.3	4.1
Less: other comprehensive income attributable to redeemable non-controlling interests	0.2	—	0.2
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	3.6	0.3	3.9
Ending balance	$35.3	$(36.3)	$(1.0)
Changes in accumulated other comprehensive loss by component (after tax) for the six months ended June 30, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$9.8	$(46.2)	$(36.4)
Other comprehensive income before reclassifications	0.3	—	0.3
Amounts reclassified from accumulated other comprehensive loss	—	1.4	1.4
Net current-period other comprehensive income	0.3	1.4	1.7
Less: other comprehensive income attributable to redeemable non-controlling interests	1.5	—	1.5
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(1.2)	1.4	0.2
Ending balance	$8.6	$(44.8)	$(36.2)

Reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Pension and other postretirement plans adjustments:
Actuarial losses	$0.2	$1.3	$0.3	$1.5	(1)
Prior service costs	0.1	—	0.1	—	(1)
Curtailment	—	—	—	0.3	(1)
Total before tax	0.3	1.3	0.4	1.8	Income before income taxes
Tax benefit	(0.1)	(0.4)	(0.1)	(0.4)	Income tax expense
Net of tax	$0.2	$0.9	$0.3	$1.4	Net income
(1)These accumulated other comprehensive loss components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations captions are other income and income (loss) from discontinued operations, including gain on sale, net of taxes (See Note 9, “Pensions and Postretirement Benefits” for additional details).

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of June 30, 2021 and December 31, 2020, we had accrued liabilities aggregating $39.9 million and $42.2 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability at June 30, 2021 was $12.6 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely many PRPs that have not yet been identified. In September 2017, EPA hired a third-party allocator to develop an allocation of costs among a large number of the parties identified by EPA as having potential responsibility, including the Company. In the fourth quarter of 2020, the third-party allocator issued his report, which determined the range for EnPro's liability for the lower eight miles of the river to be between $35,000 and $950,000. Our reserve at June 30, 2021 was $1.0 million.
On April 14, 2021, the EPA issued its proposed remedy for the upper nine miles of the river, with an estimated present value cost of approximately $441 million. The proposed remedy would involve dredging and capping of the river sediment as an interim remedy followed by a period of monitoring to evaluate the response of the river system to the interim remedy.
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, the EPA has begun settlement negotiations with the parties that participated in the allocation process, including EnPro. Further adjustments to our reserve for this site are possible as further information is developed in the course of these discussions.
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
Changes in the product warranty liability for the six months ended June 30, 2021 and 2020 are as follows:

	2021	2020
	(in millions)
Balance at beginning of year	$6.7	$10.1
Net charges to expense	1.0	1.0
Settlements made	(1.5)	(2.3)
Balance at end of period	$6.2	$8.8
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
As of June 30, 2021, approximately $4.2 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. We believe that all of the $4.2 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. We have billed an insurer in the GST Coverage Block $0.9 million for GST Claims paid by the Trust through June 2021. These amounts are included in Other Assets on our Consolidated Balance Sheet at June 30, 2021.
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

Tax expense of $67.8 million on discontinued operations was recorded for the six months ended June 30, 2020. This was an increase in tax expense of $3.2 million in the quarter ended June 30, 2020, which was primarily due to a reduction in the foreign tax credit benefit because of a decrease in tax on the global intangible low-taxed income (“GILTI”) tax. The GILTI decrease was driven by the reduction in projected calendar 2020 pre-tax income in foreign jurisdictions in the second quarter of 2020.

The results of operations for Fairbanks Morse were as follows:

	Quarter Ended June 30, 2020	Six Months Ended June 30, 2020

Net sales	$—	$7.6
Cost of sales	—	7.6
Gross profit	—	—
Operating expenses:
Selling, general, and administrative expenses	—	1.5
Other	—	(0.1)
Total operating expenses	—	1.4
Loss from discontinued operations before income taxes	—	(1.4)
Income tax benefit	—	0.3
Loss from discontinued operations, net of taxes	—	(1.1)
Gain (loss) from sale of discontinued operations, net of taxes	(3.2)	206.5
Income (loss) from discontinued operations, including gain on sale, net of taxes	$(3.2)	$205.4

17.    Subsequent Event

On August 2, 2021, Marvin Riley, by mutual agreement with our Board of Directors, resigned from the positions of President and Chief Executive Officer of EnPro and as a member of EnPro's Board of Directors, effective immediately. The terms of Mr. Riley's separation will result in additional expense of approximately $0.6 million to be recognized in the quarter ending September 30, 2021. Eric Vaillancourt, President of our Sealing Technologies segment, was appointed Interim President and Chief Executive Officer of EnPro on August 2, 2021.

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

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 45 primary manufacturing and service facilities located in 13 countries, including the United States. Over the past several years, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries.
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
COVID-19 Impacts. COVID-19 has significantly impacted the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, have had and may continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Because of uncertainties with respect to the continuing severity and duration of the COVID-19 outbreak, which may vary significantly in different regions of the world and could be impacted by new variants, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts abate in different regions, we cannot predict with precision the extent and duration of any future changes in demand for our products and services due to COVID-19 impacts and the consequent impact on our business and financial results.

All of our primary manufacturing facilities are currently open and generally have not experienced significant supply chain disruptions. Certain operations are experiencing upstream supply chain challenges for raw materials, including certain metals and rubber-related chemicals, as raw material supply, which was reduced in response to the economic slowdown related to the COVID-19 pandemic, has not sufficiently increased to address increasing demand, including inventory restocking, as general economic activity has improved. Additionally, each of our businesses has developed continuity and contingency plans, based on various scenarios in preparation for potential operational disruptions, to permit us to adjust production levels to demand. We cannot predict if and when closures or production changes may arise as a result of implications related to the COVID-19 pandemic.
Outlook
Financial highlights for the quarters and six months ended June 30, 2021 and 2020 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Net sales	$298.6	$247.0	$577.9	$529.7
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$29.3	$(3.3)	$47.3	$6.8
Net income (loss) attributable to EnPro Industries, Inc.	$29.3	$(6.5)	$47.3	$212.2
Diluted earnings (loss) per share from continuing operations attributable to EnPro Industries, Inc.	$1.41	$(0.16)	$2.28	$0.33
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$32.4	$18.0	$60.7	$37.7
Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations [1]	$1.56	$0.88	$2.92	$1.83
Adjusted EBITDA [1]	$57.2	$37.5	$109.3	$78.1
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.
We continue to experience strong demand growth and improved momentum across all of our businesses in the first six months of 2021 as the global economic recovery from the pandemic continues. While results were strong across all segments, we saw a particularly strong performance within Sealing Technologies as a result of improved results in our Garlock business and realizing the benefits from portfolio reshaping within our Stemco business.
We believe that our strong performance in the first six months of 2021 was likely enhanced to some extent by customers restocking as the economy in the United States and certain other regions continue to recover from the pandemic, however, we are unable to quantify the amount or the extent to which we benefited from these restocking purchases. We expect to continue to see strong demand in many of the industries we serve.
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

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)
Sales
Sealing Technologies	$162.5	$150.6	$309.0	$324.2
Advanced Surface Technologies	59.2	40.0	113.9	76.7
Engineered Materials	80.0	58.6	160.4	133.7
	301.7	249.2	583.3	534.6
Intersegment sales	(3.1)	(2.2)	(5.4)	(4.9)
Net sales	$298.6	$247.0	$577.9	$529.7

Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$29.3	$(3.3)	$47.3	$6.8

Adjusted Segment EBITDA
Sealing Technologies	$42.4	$30.5	$76.4	$64.1
Advanced Surface Technologies	15.6	11.0	32.9	18.3
Engineered Materials	13.0	4.9	25.6	13.2
Total Adjusted Segment EBITDA	$71.0	$46.4	$134.9	$95.6

Reconciliation of Adjusted Segment EBITDA to income (loss) from continuing operations attributable to EnPro Industries, Inc.
Adjusted Segment EBITDA	$71.0	$46.4	$134.9	$95.6
Acquisition and divestiture expenses	—	(0.5)	(0.1)	(1.3)
Non-controlling interest compensation allocation	(1.3)	(0.5)	(2.9)	(1.1)
Amortization of fair value adjustment to acquisition date inventory	(2.3)	—	(4.8)	—
Restructuring and impairment expense	(2.7)	(17.5)	(4.5)	(18.9)
Depreciation and amortization expense	(18.5)	(17.2)	(37.4)	(34.5)
Corporate expenses	(12.8)	(7.1)	(24.3)	(15.6)
Interest expense, net	(3.8)	(3.5)	(7.6)	(7.5)
Other income (expense), net	0.4	(1.5)	—	(0.2)
Income (loss) from continuing operations before income taxes	30.0	(1.4)	53.3	16.5
Income tax expense	(0.8)	(1.8)	(6.0)	(9.5)
Income (loss) from continuing operations	29.2	(3.2)	47.3	7.0
Less: net income (loss) attributable to redeemable non-controlling interests	(0.1)	0.1	—	0.2
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$29.3	$(3.3)	$47.3	$6.8
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
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (non-operating) on our Consolidated Statements of Operations for the quarters and six months ended June 30, 2021 and 2020 with the exception of $2.7 million, $12.5 million, $4.5 million, and $14.0 million, respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the quarters and six months ended June 30, 2021 and 2020 includes $1.8 million, $1.8 million, $2.0 million, and $1.8 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate functions. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Second Quarter of 2021 Compared to the Second Quarter of 2020

Sales of $298.6 million in the second quarter of 2021 increased 20.9% from $247.0 million in the second quarter of 2020. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Second Quarter 2021 vs. Second Quarter 2020
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(10.4)%	4.2%	27.1%	20.9%
Sealing Technologies	(20.9)%	3.5%	25.3%	7.9%
Advanced Surface Technologies	22.3%	1.9%	23.8%	48.0%
Engineered Materials	(5.2)%	7.5%	34.2%	36.5%

Following are the key effects of acquisitions and divestitures on sales for the second quarter of 2021 compared to the same period in 2020:

•Acquisition of Alluxa (Advanced Surface Technologies) in October 2020
•Divestiture of Technetics Group UK Limited (Sealing Technologies) in December 2020
•Divestiture of the bushing block business principally located in Dieuze, France (Engineered Materials) in November 2020
•Divestiture of the Air Springs portion of our heavy duty trucking business (Sealing Technologies) in November 2020
•Divestiture of Motorwheel® brake drum and Crewson® brake adjuster brands (Sealing Technologies) in September 2020
•Divestiture of the Lunar® air disc brake business, both the U.S. and Shanghai China operations (Sealing Technologies), in the second and third quarters of 2020

Following is a discussion of operating results for each segment during the second quarter of 2021:

Sealing Technologies. Sales of $162.5 million in the second quarter of 2021 reflect a 7.9% increase compared to the $150.6 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($5.3 million) and the sales from businesses that have since been divested ($25.2 million) from 2020 results, sales were up 25.3%, or $31.7 million. This increase was driven by strong demand in general industrial, food and pharmaceutical, petrochemical and heavy-duty truck markets.

Adjusted Segment EBITDA of $42.4 million in the second quarter of 2021 increased 39.0% from $30.5 million reported in the same period of 2020. Segment AEBITDA margins for the segment increased from 20.3% in the second quarter of 2020 to 26.1% for the second quarter of 2021. Excluding the favorable foreign exchange translation ($1.6 million) and the Segment AEBITDA earned from businesses that have since been divested ($2.5 million) from 2020 results, Adjusted Segment EBITDA increased 45.6%, or $12.8 million, to $40.9 million. The increase in Segment AEBITDA was driven primarily by higher sales volume ($15.2 million), increased pricing ($2.4 million), manufacturing efficiencies driven by higher production volume ($0.8 million), partially offset by unfavorable product mix ($3.5 million) and higher incentive compensation ($1.7 million), and higher selling, general and administrative costs ($0.4 million).

Advanced Surface Technologies. Sales of $59.2 million in the second quarter of 2021 reflect a 48.0% increase compared to the $40.0 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($0.8 million) and the sales from a recent acquisition ($8.9 million) from 2021 results, sales were up 23.8% or $9.5 million. This increase was driven primarily by stronger demand in the semiconductor market.

Adjusted Segment EBITDA of $15.6 million in the second quarter of 2021 increased 41.8% from $11.0 million reported in the same period of 2020. Segment AEBITDA margins for the segment decreased from 27.5% in the second quarter of 2020 to 26.4% in the second quarter of 2021. Excluding the favorable foreign exchange translation ($0.4 million) and the Segment AEBITDA contributed from a business recently acquired ($4.2 million) from our 2021 results, Adjusted Segment EBITDA was flat from the prior year. The increase in Adjusted Segment EBITDA driven by increased sales ($3.3 million) was offset by increased operating costs supporting capacity expansion.

Engineered Materials. Sales in the second quarter of 2021 increased 36.5% to $80.0 million from $58.6 million reported in the same period of 2020. Excluding the impact of favorable foreign exchange translation ($4.5 million) and the sales from a business that has since been divested ($2.2 million), sales were up 34.2% or $19.3 million primarily driven by stronger sales across all major end markets including general industrial, automotive, aerospace, petrochemical, and oil and gas.

Adjusted Segment EBITDA in the second quarter of 2021 was $13.0 million compared to Segment EBITDA of $4.9 million in the same period of 2020, an increase of $8.1 million, or 165.3%. Adjusted Segment EBITDA margins for the segment were 16.3%, which was an increase from 8.4% in the second quarter of 2020. Excluding the impact of favorable foreign exchange translation ($1.0 million) and the Segment AEBITDA contributed from a business that has since been divested ($0.2 million), Segment AEBITDA increased $7.3 million, or 155.3%, driven mainly by increased sales ($8.7 million), manufacturing efficiencies driven by increased manufacturing volume and cost saving initiatives ($3.1 million), and increased pricing ($1.1 million), partially offset by an unfavorable product mix ($2.5 million), increased incentive compensation ($1.9 million) and higher selling, general, and administrative costs as a result of higher sales and the easing of 2020 cost-reduction measures implemented at the start of the COVID-19 pandemic ($1.0 million).

Corporate expenses for the second quarter of 2021 increased $5.7 million as compared to the same period in 2020. The increase was driven primarily by increased incentive compensation costs due to higher projected attainment in 2021.

Interest expense, net in the second quarter of 2021 remained about even with the prior year, with an increase of $0.3 million as compared to the same period of 2020.

Other expense, net in the second quarter of 2021 decreased by $1.9 million as compared to the same period of 2020, primarily due to a $1.5 million increase in pension income (non-service cost) and a $0.3 million gain on the sale of assets reported in 2021.

The effective tax rates for the quarters ended June 30, 2021 and 2020 were 2.6% and (123.5)%, respectively. The effective tax rate for the three months ended June 30, 2021 is primarily the result of the release of a valuation allowance on certain foreign net operating losses (7.9%), the favorable conclusion of the IRS examination (4.7%), and the release of certain uncertain tax positions (4.4%). The high effective tax rate for the three months ended June 30, 2020 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with minimum tax on certain non-U.S. earnings, disproportionately higher pre-tax income in higher foreign tax jurisdictions and an increase in valuation allowance against certain net operating losses.

Net income attributable to EnPro Industries, Inc. was $29.3 million, or $1.41 per share, in the second quarter of 2021 compared to net loss of $6.5 million, or $(0.31) per share, in the same period of 2020. Earnings per share is expressed on a diluted basis.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Sales of $577.9 million in the first six months of 2021 increased 9.1% from $529.7 million in the first six months of 2020. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Six Months Ended June 30, 2021 vs. Six Months Ended June 30, 2020
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(10.1)%	3.5%	15.7%	9.1%
Sealing Technologies	(19.8)%	2.7%	12.4%	(4.7)%
Advanced Surface Technologies	23.1%	2.1%	23.3%	48.5%
Engineered Materials	(3.9)%	6.0%	17.9%	20.0%

Following are the key effects of acquisitions and divestitures on sales for the first six months of 2021 compared to the same period in 2020:

•Acquisition of Alluxa (Advanced Surface Technologies) in October 2020
•Divestiture of Technetics Group UK Limited (Sealing Technologies) in December 2020
•Divestiture of the bushing block business principally located in Dieuze, France (Engineered Materials) in November 2020
•Divestiture of the Air Springs portion of our heavy duty trucking business (Sealing Technologies) in November 2020
•Divestiture of Motorwheel® brake drum and Crewson® brake adjuster brands (Sealing Technologies) in September 2020
•Divestiture of the Lunar® air disc brake business, both the U.S. and Shanghai China operations (Sealing Technologies), in the second and third quarters of 2020

Following is a discussion of operating results for each segment during the first six months of 2021:

Sealing Technologies. Sales of $309.0 million in the first six months of 2021 reflect a 4.7% decrease compared to the $324.2 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($9.0 million) on our 2021 sales and the sales from businesses that have since been divested ($57.2 million) from 2020 results, sales were up 12.4% or $33.0 million. This increase was driven by increased demand in food and pharmaceuticals, petrochemical, heavy-duty truck, and general industrial markets partially offset by decline in demand in aerospace and oil and gas markets.

Adjusted Segment EBITDA of $76.4 million in the first six months of 2021 increased 19.2% from $64.1 million reported in the same period of 2020. Segment AEBITDA margins for the segment increased from 19.8% in the first six months of 2020 to 24.7% in the first six months of 2021. Excluding the favorable foreign exchange translation ($2.4 million) and the Segment AEBITDA earned from businesses that have since been divested ($4.7 million) from 2020 results, Adjusted Segment EBITDA increased 24.6%, or $14.6 million, to $74.0 million. The increase in Segment AEBITDA was driven by increased sales volume ($16.0 million), increased pricing ($3.6 million), manufacturing efficiencies driven by higher production volume ($2.9 million) less travel-related expense ($1.3 million), reduced selling, general, and administrative costs, primarily as the result of marketing and selling cost saving initiatives ($0.6 million), partially offset by an unfavorable product mix ($5.8 million), higher incentive compensation ($2.3 million), and unfavorable year over year foreign exchange transaction costs ($1.6 million).

Advanced Surface Technologies. Sales of $113.9 million in the first six months of 2021 reflect a 48.5% increase compared to the $76.7 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($1.6 million) and the sales from a recent acquisition ($17.8 million) from 2021 results, sales were up 23.3% or $17.9 million. This increase was driven primarily by stronger demand in the semiconductor market.

Adjusted Segment EBITDA of $32.9 million in the first six months of 2021 increased 79.8% from $18.3 million reported in the same period of 2020. Segment AEBITDA margins for the segment increased from 23.9% in the first six months of 2020 to 28.9% in the first six months of 2021. Excluding the favorable foreign exchange translation ($0.9 million) and the Segment AEBITDA contributed from a business recently acquired ($9.5 million) from our 2021 results, Adjusted Segment EBITDA increased $4.1 million, or 22.4%, to $22.4 million. The increase in Adjusted Segment EBITDA was driven by increased sales ($9.1 million) and a favorable product mix ($0.3 million), partially offset by increased manufacturing costs as a result of sales growth and supporting capacity expansion ($2.0 million), increased incentive compensation costs ($0.9 million), increased selling, general, and administrative costs ($0.8 million), increased foreign exchange transaction related costs ($0.8 million), and reduced pricing ($0.7 million).

Engineered Materials. Sales in the first six months of 2021 increased 20.0% to $160.4 million from $133.7 million reported in the same period of 2020. Excluding the impact of favorable foreign exchange translation ($8.0 million) and the sales from a business that has since been divested ($4.3 million), sales were up 17.9% or $23.0 million, primarily due to stronger demand in automotive and general industrial markets, partially offset by weakness in the oil and gas and aerospace markets.

Adjusted Segment EBITDA in the first six months of 2021 was $25.6 million compared to Segment EBITDA of $13.2 million in the first six months of 2020, an increase of $12.4 million, or 93.9%. Adjusted Segment EBITDA margins for the segment were 16.0%, which was an increase from 9.9% in the first six months of 2020. Excluding the impact of favorable foreign exchange translation ($1.9 million) and the Segment AEBITDA contributed from a business that has since been divested ($0.2 million), Segment AEBITDA increased $10.7 million, or 81.7%, driven mainly by increased sales ($9.6 million), manufacturing efficiencies driven by cost saving initiatives and increased production volume ($6.3 million), increased pricing ($1.4 million), and reduced travel ($0.5 million), partially offset by increased incentive compensation costs ($3.3 million), an unfavorable product mix ($2.3 million), and higher selling, general, and administrative costs to support the higher sales volume and the easing of 2020 cost-reduction measures implemented at the start of the COVID-19 pandemic ($1.5 million).

Corporate expenses for the first six months of 2021 increased $8.7 million as compared to the same period in 2020. The increase was driven primarily by higher incentive compensation costs due to higher projected attainment in 2021 partially offset by lower employee medical benefit costs.

Interest expense, net in the first six months of 2021 remained about even with the prior year, with a $0.1 million increase from 2020.

Other expense in the first six months of 2021 declined by $0.2 million as compared to other expense reported in the same period of 2020, primarily due to a $2.9 million increase in pension income (non-service costs) and $0.3 million decrease in costs from previously divested businesses, partially offset by to $2.0 million in loss on sale of businesses in 2021 compared to a gain of $1.1 million on sale of businesses in 2020 (a year-over-year increased expense of $3.1 million).

The effective tax rates for the six months ended June 30, 2021 and 2020 were 11.2% and 57.3%, respectively. The effective tax rate for the six months ended June 30, 2021 is primarily the result of the release of a valuation allowance on certain foreign net operating losses, the favorable conclusion of the IRS examination, and the release of certain uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2020 is primarily the result of a geographical mix of lower pre-tax income in the U.S. combined with the minimum tax on certain non-U.S. earnings, current year increase of valuation allowance against certain net operating losses, and higher tax rates in most foreign jurisdictions.
Income from continuing operations attributable to EnPro Industries, Inc. was $47.3 million, or $2.28 per share, in the first six months of 2021 compared to income from continuing operations attributable to EnPro Industries, Inc. of $6.8 million, or $0.33 per share, in the same period of 2020. Earnings per share is expressed on a diluted basis.
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
As of June 30, 2021, we held $186.6 million of our $261.9 million cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to access funds without a significant incremental tax cost, including repayment of intercompany loans or distributions of previously taxed income. In addition, as of June 30, 2021, we had a net current income tax receivable totaling $41.8 million, which includes a refund of approximately $24.7 million related to the conclusion of an IRS examination of our 2014 through 2017 U.S. federal income tax returns. We expect to collect this refund by year end, however, COVID-19 related processing delays could adversely impact timing.

Because of the transition tax and tax on the global intangible low-taxed income provisions, undistributed earnings of our foreign subsidiaries totaling $188.8 million at June 30, 2021 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Cuts and Jobs Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

Cash Flows
Operating activities provided $58.5 million of cash in the first six months of 2021 and $33.4 million of cash in the first six months of 2020. The year-over-year increase was driven by increased income, partially offset by a build in accounts receivable, inventories, and accounts payable ($5.7 million) and higher income tax payments ($6.9 million).
Investing activities used $12.0 million of cash in the first six months of 2021 and provided $433.6 million of cash during the first six months of 2020. The decrease in cash provided is primarily driven by $444.9 million in cash proceeds from the sale of businesses in 2020, due primarily to the closing on the sale of Fairbanks Morse in January 2020.
Financing activities used $14.8 million of cash in the first six months of 2021, primarily from $11.3 million used for dividends paid and $2.0 million in repayments of debt, primarily term loan amortization payments. Financing activities in the first six months of 2020 used $152.8 million, primarily used in net payments of $133.9 million on our revolving credit facility, $10.8 million used for dividend payments, and $5.3 million used in the repurchase of our common shares.
Capital Resources
Senior Secured Credit Facilities. On September 25, 2019, we entered into a First Amendment (the “First Amendment”) to our Second Amended and Restated Credit Agreement (the “Credit Agreement”) among EnPro Industries, Inc. and EnPro Holdings, Inc., a wholly owned subsidiary of the Company (“EnPro Holdings”), as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and Letter of Credit Issuer. The Credit Agreement provides for a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”) and a five-year, senior secured term loan facility of $150.0 million (the "Term Loan Facility" and, together with the Revolving Credit Facility, the “Facilities”). The Amended Credit Agreement also provides that the borrowers may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $225.0 million and 100% of consolidated EBITDA (as defined) for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio.
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

We were in compliance with all covenants of the Revolving Credit Facility as of June 30, 2021.

The borrowing availability at June 30, 2021 under the Revolving Credit Facility was $388.6 million, representing the full $400.0 million of availability less $11.4 million reserved for outstanding letters of credit. At June 30, 2021, we had $143.4 million of outstanding borrowings on our Term Loan Facility.

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
Contingencies
A description of our contingencies is included in Note 15 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at June 30, 2021 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the six months ended June 30, 2021 were as follows:

Parent and Guarantor Subsidiaries
Net sales	$333.9
Gross profit	$107.6
Income from continuing operations attributable to EnPro Industries, Inc.	$4.5
Net income attributable to EnPro Industries, Inc.	$4.5
Comprehensive income attributable to EnPro Industries, Inc.	$10.3

The summarized balance sheet at June 30, 2021 was as follows:

Parent and Guarantor Subsidiaries
ASSETS
Current assets	$315.5
Non-current assets	888.2
Total assets	$1,203.7
LIABILITIES AND EQUITY
Current liabilities	$129.8
Non-current liabilities	643.9
Total liabilities	773.7
Redeemable non-controlling interests	51.6
Shareholders’ equity	378.4
Total liabilities and equity	$1,203.7
The table above reflects $16.1 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $4.9 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities.
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

The following presents a reconciliation of (i) income from continuing operations attributable to EnPro Industries, Inc. to adjusted income from continuing operations attributable to EnPro Industries, Inc. and (ii) income from continuing operations attributable to EnPro Industries, Inc. to adjusted EBITDA for the quarters and six months ended June 30, 2021 and 2020.

Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc. to Adjusted Income from Continuing Operations Attributable to EnPro Industries, Inc. and Adjusted Diluted Earnings Per Share

	Quarters Ended June 30,
	2021				2020
	$	Average common shares outstanding, diluted (millions)	Per Share		$	Average common shares outstanding, diluted (millions)	Per Share
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$29.3	20.8	$1.41		$(3.3)	20.5	$(0.16)
Net income (loss) from redeemable non-controlling interest	(0.1)				0.1
Income tax expense	0.8				1.8
Income (loss) from continuing operations before income taxes	30.0				(1.4)

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	0.7				0.5
Non-controlling interest compensation allocations[2]	1.3				0.5
Amortization of acquisition-related intangible assets	11.3				9.0
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	2.7				17.5
Amortization of the fair value adjustment to acquisition date inventory	2.3				—
Adjustments from other non-operating expense:
Costs associated with previously disposed businesses	0.1				0.3
Net loss on sale of businesses	0.1				—
Pension income (non-service cost)	(2.1)				(0.6)
Other adjustments:
Other[4]	(0.3)				—
Adjusted income from continuing operations before income taxes	46.1				25.8
Adjusted income tax expense[5]	(13.8)				(7.7)
Net loss (income) from redeemable non-controlling interest	0.1				(0.1)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$32.4	20.8	$1.56	1	$18.0	20.6[3]	$0.88	1

	Six Months Ended June 30,
	2021				2020
	$	Average common shares outstanding, diluted (millions)	Per Share		$	Average common shares outstanding, diluted (millions)	Per Share
Income from continuing operations attributable to EnPro Industries, Inc.	$47.3	20.8	$2.28		$6.8	20.6	$0.33
Net income from redeemable non-controlling interests	—				0.2
Income tax expense	6.0				9.5
Income from continuing operations before income taxes	53.3				16.5

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	0.7				1.3
Non-controlling interest compensation allocations[2]	2.9				1.1
Amortization of acquisition-related intangible assets	22.5				18.0
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	4.5				18.9
Amortization of the fair value adjustment to acquisition date inventory	4.8				—
Adjustments from other non-operating expense:
Costs associated with previously disposed businesses	0.4				0.7
Net loss (gain) on sale of businesses	2.0				(1.1)
Pension income (non-service cost)	(4.2)				(1.3)
Other adjustments:
Other[4]	(0.2)				—
Adjusted income from continuing operations before income taxes	86.7				54.1
Adjusted income tax expense[5]	(26.0)				(16.2)
Net income from redeemable non-controlling interests	—				(0.2)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$60.7	20.8	$2.92	1	$37.7	20.6	$1.83	1
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

3There were 0.1 million potentially dilutive shares that were excluded from the computation of diluted earnings per share for the quarter ended June 30, 2020 because they were antidilutive. These shares were included in the computation of adjusted diluted earnings per share for that period.

4Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statements of operations.

5 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 30.0% for continuing operations.
Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc. to Adjusted EBITDA

(Stated in Millions of Dollars)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$29.3	$(3.3)	$47.3	$6.8
Net income (loss) attributable to redeemable non-controlling interests	(0.1)	0.1	—	0.2
Income (loss) from continuing operations	29.2	(3.2)	47.3	7.0

Adjustments to arrive at earnings from continuing operations before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	3.8	3.5	7.6	7.5
Income tax expense	0.8	1.8	6.0	9.5
Depreciation and amortization expense	18.6	17.2	37.5	34.5
Restructuring and impairment expense	2.7	17.5	4.5	18.9
Costs associated with previously disposed businesses	0.1	0.3	0.4	0.7
Net loss (gain) on sale of businesses	0.1	—	2.0	(1.1)
Acquisition and divestiture expenses	0.7	0.5	0.7	1.3
Pension income (non-service cost)	(2.1)	(0.6)	(4.2)	(1.3)
Non-controlling interest compensation allocation[1]	1.3	0.5	2.9	1.1
Amortization of the fair value adjustment to acquisition date inventory	2.3	—	4.8	—
Other	(0.3)	—	(0.2)	—
Adjusted EBITDA	$57.2	$37.5	$109.3	$78.1
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.2 million and $3.3 million at June 30, 2021 and December 31, 2020, respectively.

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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2021.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2021	—		—		—	$50,000,000	(1)
May 1 - May 31, 2021	—		—		—	$50,000,000	(1)
June 1 - June 30, 2021	304	(2)	$97.43	(2)	—	$50,000,000	(1)
Total	304	(2)	$97.43	(2)	—	$50,000,000	(1)
(1)On October 28, 2020, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on November 3, 2020. Pursuant to this authorization, $50.0 million remained available at the end of the period.

(2)In June 2021, a total of 304 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 72 were valued at a price of $98.35, the closing trading price of our common stock on June 16, 2021, and 232 of these shares were valued at a price of $97.15 per share, the closing trading price of our common stock on June 30, 2021. Accordingly, the total 304 shares were valued at a weighted average price of $97.43. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of August, 2021.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller