Form 10-Q
period 2021-09-30
ENPRO INDUSTRIES, INC
filed 2021-11-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, there were 20,604,848 shares of common stock of the registrant outstanding, which does not include 181,180 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2021 and 2020
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$283.1	$268.3	$861.0	$798.0
Cost of sales	173.6	173.8	525.1	525.7
Gross profit	109.5	94.5	335.9	272.3
Operating expenses:
Selling, general and administrative	80.0	73.2	243.0	214.6
Other	0.9	28.8	5.2	42.9
Total operating expenses	80.9	102.0	248.2	257.5
Operating income (loss)	28.6	(7.5)	87.7	14.8
Interest expense	(4.0)	(4.0)	(12.0)	(12.6)
Interest income	1.4	0.1	1.8	1.2
Other income (expense)	16.7	(17.2)	18.5	(15.5)
Income (loss) from continuing operations before income taxes	42.7	(28.6)	96.0	(12.1)
Income tax benefit (expense)	(15.1)	7.3	(21.1)	(2.2)
Income (loss) from continuing operations	27.6	(21.3)	74.9	(14.3)
Income from discontinued operations, including gain on sale, net of tax	—	1.9	—	207.3
Net income (loss)	27.6	(19.4)	74.9	193.0
Less: net income attributable to redeemable non-controlling interests	0.1	0.3	0.1	0.5
Net income (loss) attributable to EnPro Industries, Inc.	$27.5	$(19.7)	$74.8	$192.5
Comprehensive income (loss)	$26.5	$(13.1)	$77.8	$200.8
Less: comprehensive income attributable to redeemable non-controlling interests	0.2	0.5	0.3	2.0
Comprehensive income (loss) attributable to EnPro Industries, Inc.	$26.3	$(13.6)	$77.5	$198.8
Income (loss) attributable to EnPro Industries, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$27.5	$(21.6)	$74.8	$(14.8)
Income from discontinued operations, net of tax	—	1.9	—	207.3
Net income (loss) attributable to EnPro Industries, Inc.	$27.5	$(19.7)	$74.8	$192.5
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.34	$(1.05)	$3.63	$(0.72)
Discontinued operations	—	0.09	—	10.09
Net income (loss) per share	$1.34	$(0.96)	$3.63	$9.37
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.33	$(1.05)	$3.61	$(0.72)
Discontinued operations	—	0.09	—	10.09
Net income (loss) per share	$1.33	$(0.96)	$3.61	$9.37
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2021 and 2020
(in millions)

	2021	2020
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$74.9	$193.0
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(207.3)
Taxes paid related to sale of discontinued operations	—	(35.4)
Depreciation	20.5	22.4
Amortization	35.4	29.1
Deferred income taxes	(2.9)	(2.4)
Stock-based compensation	3.4	4.1
Other non-cash adjustments	(14.9)	31.5
Change in assets and liabilities, net of effects of divestitures of businesses:
Accounts receivable, net	(27.7)	(3.4)
Inventories	(15.1)	11.7
Accounts payable	10.9	(5.9)
Other current assets and liabilities	10.3	12.5
Other non-current assets and liabilities	3.0	(1.5)
Net cash provided by operating activities of continuing operations	97.8	48.4
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(13.4)	(11.8)
Proceeds from sale of businesses, net	38.9	453.9
Other	0.4	(2.6)
Net cash provided by investing activities of continuing operations	25.9	439.5
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	—	24.9
Repayments of debt	(3.0)	(161.4)
Repurchase of common stock	—	(5.3)
Dividends paid	(16.8)	(16.2)
Other	(1.5)	(2.0)
Net cash used in financing activities of continuing operations	(21.3)	(160.0)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	(6.2)
Net cash used in discontinued operations	—	(6.2)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	(1.9)
Net increase in cash and cash equivalents	100.5	319.8
Cash and cash equivalents at beginning of period	229.5	121.2
Cash and cash equivalents at end of period	$330.0	$441.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$6.3	$6.1
Income taxes, net	$22.8	$52.0
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.2	$1.2

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$330.0	$229.5
Accounts receivable, net	164.7	143.2
Inventories	147.8	139.1
Income tax receivable	42.7	49.6
Prepaid expenses and other current assets	24.3	17.6
Total current assets	709.5	579.0
Property, plant and equipment, net	182.2	195.0
Goodwill	606.6	621.8
Other intangible assets, net	521.0	553.6
Other assets	133.4	134.2
Total assets	$2,152.7	$2,083.6
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$3.9	$3.8
Accounts payable	75.7	69.8
Accrued expenses	142.8	128.4
Total current liabilities	222.4	202.0
Long-term debt	485.5	487.5
Deferred taxes and non-current income taxes payable	125.5	130.5
Other liabilities	128.6	136.7
Total liabilities	962.0	956.7
Commitments and contingencies
Redeemable non-controlling interests	50.0	48.4
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,785,746 shares in 2021 and 20,718,675 shares in 2020	0.2	0.2
Additional paid-in capital	291.2	289.6
Retained earnings	852.7	794.8
Accumulated other comprehensive loss	(2.2)	(4.9)
Common stock held in treasury, at cost – 181,180 shares in 2021 and 182,511 shares in 2020	(1.2)	(1.2)
Total shareholders’ equity	1,140.7	1,078.5
Total liabilities and equity	$2,152.7	$2,083.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview, Basis of Presentation and Recently Issued Authoritative Accounting Guidance
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro,” or the “Company”) is a leader in designing, developing, manufacturing, servicing, and marketing proprietary engineered industrial products and serves a wide variety of customers in varied industries around the world. Over the past several years, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries.
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
2.    Acquisition and Divestiture
Acquisition
On October 26, 2020, a subsidiary of EnPro formed for this purpose (the "Alluxa Acquisition Subsidiary") acquired all of the equity securities of Alluxa, Inc. ("Alluxa"), a privately held company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. Alluxa's products are developed through a proprietary coating process using state-of-the-art advanced equipment. Alluxa’s global distribution capabilities support the company’s international reach, serving customers across the Americas, Europe, and Asia. Founded in 2007, Alluxa has two locations in California and is headquartered in Santa Rosa, California. Alluxa is included with the Advanced Surface Technologies segment.

The following pro forma condensed consolidated financial results of operations for the quarter and nine months ended September 30, 2020 are presented as if the acquisition had been completed prior to 2020:

	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
(in millions)
Pro forma net sales	$276.6	$821.6
Pro forma loss from continuing operations	$(21.9)	$(17.0)
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
Divestiture
On September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and included in our Sealing Technologies segment. Sales for the business included in our 2021 consolidated results through the date of the sale was approximately $20 million. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statements of Operations.
3.    Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete in the interim periods. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the geographical mix of earnings, our annual effective tax rate fluctuates based on the portion of our profits earned in each jurisdiction.

The effective tax rates for the quarters ended September 30, 2021 and 2020 were 35.4% and 25.4%, respectively. The effective tax rate for the three months ended September 30, 2021 is primarily the result of non-deductible tax goodwill related to the divestiture in our Sealing Technologies segment and higher tax rates in most foreign jurisdictions.

The effective tax rates for the nine months ended September 30, 2021 and 2020 were 21.9% and (17.9)%, respectively. The effective tax rate for the nine months ended September 30, 2021 is primarily the result of the release of a valuation allowance on certain foreign net operating losses, the favorable conclusion of the IRS examination described below, and the release of certain uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2020 is primarily the result of lower pre-tax income overall, a geographical mix of lower pre-tax income in the U.S. combined with the minimum tax on certain non-U.S. earnings, and an increase of valuation allowance against certain net operating losses, partially offset by higher tax rates in most foreign jurisdictions.

In June 2017, the IRS began an examination of our 2014 through 2017 U.S. federal income tax returns. The IRS audit concluded during the quarter ended June 30, 2021. As a result of the conclusion of the audit, we received a cash refund of $24.7 million plus $1.2 million of applicable interest in October of 2021. These amounts were included in income tax receivable and prepaid expenses and other current assets, respectively, on our Consolidated Balance Sheet as of September 30, 2021. Various foreign and state tax returns are also currently under examination and some of these exams may conclude within the next twelve months. The final outcomes of these audits are not yet determinable; however, management believes that any assessments that may arise will not have a material effect on our financial results.

4.    Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income (loss) from continuing operations, net of tax	$27.6	$(21.3)	$74.9	$(14.3)
Less: net income attributable to redeemable non-controlling interests	0.1	0.3	0.1	0.5
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	27.5	(21.6)	74.8	(14.8)
Income from discontinued operations, net of tax	—	1.9	—	207.3
Net income (loss) attributable to EnPro Industries, Inc.	$27.5	$(19.7)	$74.8	$192.5
Denominator:
Weighted-average shares – basic	20.6	20.5	20.6	20.5
Share-based awards	0.1	—	0.2	—
Weighted-average shares – diluted	20.7	20.5	20.8	20.5
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.34	$(1.05)	$3.63	$(0.72)
Discontinued operations	—	0.09	—	10.09
Net income (loss) per share	$1.34	$(0.96)	$3.63	$9.37
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.33	$(1.05)	$3.61	$(0.72)
Discontinued operations	—	0.09	—	10.09
Net income (loss) per share	$1.33	$(0.96)	$3.61	$9.37
In the quarter and nine months ended September 30, 2020, there were losses from continuing operations attributable to common shares. There were 0.1 million of potentially dilutive shares excluded from the calculation of diluted earnings per share during each of those periods since they were antidilutive.

5.    Inventories

	September 30, 2021	December 31, 2020
	(in millions)
Finished products	$66.0	$69.4
Work in process	25.9	24.8
Raw materials and supplies	60.5	48.7
	152.4	142.9
Reserve to reduce certain inventories to LIFO basis	(4.6)	(3.8)
Total inventories	$147.8	$139.1
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

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2021, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
	(in millions)
Goodwill as of December 31, 2020	$297.4	$307.7	$16.7	$621.8
Divestiture of business	(13.5)	—	—	(13.5)
Foreign currency translation	(2.9)	1.2	—	(1.7)
Goodwill as of September 30, 2021	$281.0	$308.9	$16.7	$606.6

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $154.8 million for the Engineered Materials segment as of September 30, 2021 and December 31, 2020.
Identifiable intangible assets are as follows:

	As of September 30, 2021		As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$502.4	$194.1	$505.5	$177.8
Existing technology	179.5	50.3	179.6	41.3
Trademarks	43.4	26.3	44.6	25.7
Other	37.3	24.2	37.6	22.3
	762.6	294.9	767.3	267.1
Indefinite-Lived:
Trademarks	53.3	—	53.4	—
Total	$815.9	$294.9	$820.7	$267.1
Amortization for the quarters and nine months ended September 30, 2021 and 2020 were $11.1 million, $8.9 million, $33.7 million and $26.8 million, respectively.
7.    Accrued Expenses

	September 30, 2021	December 31, 2020
	(in millions)
Salaries, wages and employee benefits	$56.5	$46.3
Interest	9.5	4.4
Environmental	12.6	12.6
Income taxes	11.9	9.9
Taxes other than income taxes	11.7	9.4
Operating lease liabilities	9.1	10.1
Other	31.5	35.7
	$142.8	$128.4

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
Borrowings under the Revolving Credit Facility are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of September 30, 2021.
The borrowing availability under the Revolving Credit Facility at September 30, 2021 was $388.5 million after giving consideration to $11.5 million of outstanding letters of credit. At September 30, 2021, we had $142.5 million outstanding on our Term Loan Facility borrowings.
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

As of October 15, 2021, we may, on any one or more occasion, redeem all or part of the Senior Notes at specified redemption prices plus accrued and unpaid interest.

Each holder of the Senior Notes may require us to repurchase some or all of the Senior Notes held by such holder for cash upon the occurrence of a defined "change of control" event.

The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends, and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. As of September 30, 2021, we were in compliance with all covenants of the indenture governing the Senior Notes.
9.    Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension and other postretirement plans for the quarters and nine months ended September 30, 2021 and 2020, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020	2021	2020
	(in millions)
Service cost	$0.4	$1.2	$—	$—	$1.2	$3.4	$—	$—
Interest cost	2.3	2.5	—	—	6.8	7.9	0.1	0.1
Expected return on plan assets	(4.5)	(4.8)	—	—	(13.6)	(14.3)	—	—
Amortization of prior service cost	—	—	—	—	0.1	—	—	—
Amortization of net loss (gain)	0.2	1.4	0.1	0.1	0.5	4.0	0.1	(1.0)
Curtailment loss	—	—	—	—	—	0.3	—	—
Net periodic benefit cost (benefit)	$(1.6)	$0.3	$0.1	$0.1	$(5.0)	$1.3	$0.2	$(0.9)

No contributions were made in the nine months ended September 30, 2021 to our U.S. defined benefit pension plans and we do not anticipate making contributions in 2021 to these plans. Benefits relating to our U.S. defined benefit pension plans were frozen for all salaried employees as of January 1, 2021.

10.    Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2021 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2020	20.5	$0.2	$289.6	$794.8	$(4.9)	$(1.2)	$1,078.5	$48.4
Net income	—	—	—	18.0	—	—	18.0	0.1
Other comprehensive loss	—	—	—	—	(7.9)	—	(7.9)	(0.5)
Dividends ($0.27 per share)	—	—	—	(5.7)	—	—	(5.7)	—
Incentive plan activity	0.1	—	1.2	—	—	—	1.2	—
Other	—	—	(0.1)	(3.1)	—	—	(3.2)	3.2
Balance, March 31, 2021	20.6	0.2	290.7	804.0	(12.8)	(1.2)	1,080.9	51.2
Net income (loss)	—	—	—	29.3	—	—	29.3	(0.1)
Other comprehensive income	—	—	—	—	11.8	—	11.8	0.6
Dividends ($0.27 per share)	—	—	—	(5.6)		—	(5.6)	—
Incentive plan activity	—	—	1.6	—	—	—	1.6	—
Other	—	—	(0.1)	0.2	—	—	0.1	(0.1)
Balance, June 30, 2021	20.6	0.2	292.2	827.9	(1.0)	(1.2)	1,118.1	51.6
Net income	—	—	—	27.5	—	—	27.5	0.1
Other comprehensive income (loss)	—	—	—	—	(1.2)	—	(1.2)	0.2
Dividends ($0.27 per share)	—	—	—	(5.6)	—	—	(5.6)	—
Other	—	—	(1.0)	2.9	—	—	1.9	(1.9)
Balance, September 30, 2021	20.6	$0.2	$291.2	$852.7	$(2.2)	$(1.2)	$1,140.7	$50.0

Changes in shareholders' equity for the nine months ended September 30, 2020 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2019	20.6	$0.2	$292.1	$632.2	$(36.4)	$(1.2)	$886.9	$28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Net income	—	—	—	218.7	—	—	218.7	0.1
Other comprehensive income (loss)	—	—	—	—	(22.5)	—	(22.5)	0.9
Dividends ($0.26 per share)	—	—	—	(5.3)	—	—	(5.3)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	1.0	—	—	—	1.0	—
Other	—	—	(1.5)	—	—	—	(1.5)	—
Balance, March 31, 2020	20.5	0.2	286.3	845.5	(58.9)	(1.2)	1,071.9	29.0
Net income (loss)	—	—	—	(6.5)	—	—	(6.5)	0.1
Other comprehensive income	—	—	—	—	22.7	—	22.7	0.6
Dividends ($0.26 per share)	—	—	—	(5.4)	—	—	(5.4)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Balance, June 30, 2020	20.5	0.2	287.8	833.6	(36.2)	(1.2)	1,084.2	29.7
Net income (loss)	—	—	—	(19.7)	—	—	(19.7)	0.3
Other comprehensive income	—	—	—	—	6.1	—	6.1	0.5
Dividends ($0.26 per share)	—	—	—	(5.4)	—	—	(5.4)	—
Incentive plan activity	—	—	0.7	—	—	—	0.7	—
Balance, September 30, 2020	20.5	$0.2	$288.5	$808.5	$(30.1)	$(1.2)	$1,065.9	$30.5
We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $16.8 million were made during the nine months ended September 30, 2021.
In November 2021, our board of directors declared a dividend of $0.27 per share, payable on December 15, 2021 to all shareholders of record as of December 1, 2021.
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
Segment operating results and other financial data for the quarters and nine months ended September 30, 2021 and 2020 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Sales
Sealing Technologies	$146.9	$157.8	$455.9	$482.0
Advanced Surface Technologies	64.3	44.6	178.2	121.3
Engineered Materials	73.8	67.7	234.2	201.4
	285.0	270.1	868.3	804.7
Intersegment sales	(1.9)	(1.8)	(7.3)	(6.7)
Total sales	$283.1	$268.3	$861.0	$798.0

Adjusted Segment EBITDA
Sealing Technologies	$34.5	$32.0	$110.8	$96.1
Advanced Surface Technologies	19.4	13.4	52.3	31.7
Engineered Materials	8.8	7.9	34.4	21.1
	$62.7	$53.3	$197.5	$148.9

Reconciliation of Adjusted Segment EBITDA to income (loss) from continuing operations before income taxes
Adjusted Segment EBITDA	$62.7	$53.3	$197.5	$148.9
Acquisition and divestiture expenses	(0.3)	(1.3)	(0.4)	(2.6)
Non-controlling interest compensation allocation	(1.3)	(0.5)	(4.1)	(1.6)
Amortization of fair value adjustment to acquisition date inventory	(1.0)	—	(5.8)	—
Restructuring and impairment expense	(0.7)	(5.0)	(5.2)	(23.9)
Depreciation and amortization expense	(18.3)	(17.0)	(55.6)	(51.5)
Corporate expenses	(11.6)	(11.7)	(36.0)	(27.3)
Interest expense, net	(2.6)	(3.9)	(10.2)	(11.4)
Other income (expense), net	15.8	(42.5)	15.8	(42.7)
Income (loss) from continuing operations before income taxes	$42.7	$(28.6)	$96.0	$(12.1)

Segment assets are as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Sealing Technologies	$713.1	$741.9
Advanced Surface Technologies	758.5	768.2
Engineered Materials	250.5	245.8
Corporate	430.6	327.7
	$2,152.7	$2,083.6

Backlog

As of September 30, 2021, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $298.3 million. Approximately 96% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and nine months ended September 30, 2021 and 2020:

	Quarter Ended September 30, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$8.4	$2.6	$1.6	$12.6
Automotive	0.6	0.2	13.4	14.2
Chemical and material processing	17.5	—	11.2	28.7
Food and pharmaceutical	16.8	—	0.3	17.1
General industrial	40.9	7.2	27.2	75.3
Medium-duty/heavy-duty truck	43.2	—	2.1	45.3
Oil and gas	4.6	1.0	16.3	21.9
Power generation	8.4	0.1	0.8	9.3
Semiconductors	3.3	52.5	—	55.8
Other	1.8	0.6	0.5	2.9
Total third-party sales	$145.5	$64.2	$73.4	$283.1

	Quarter Ended September 30, 2020
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$10.3	$1.7	$0.9	$12.9
Automotive	0.4	—	14.1	14.5
Chemical and material processing	9.3	—	11.0	20.3
Food and pharmaceutical	12.7	—	0.4	13.1
General industrial	38.6	—	20.3	58.9
Medium-duty/heavy-duty truck	66.0	—	1.4	67.4
Oil and gas	5.2	0.3	17.0	22.5
Power generation	9.5	—	2.3	11.8
Semiconductors	3.5	42.5	—	46.0
Other	0.8	—	0.1	0.9
Total third-party sales	$156.3	$44.5	$67.5	$268.3

	Nine Months Ended September 30, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$23.4	$7.1	$4.4	$34.9
Automotive	1.6	0.7	48.4	50.7
Chemical and material processing	54.1	—	33.1	87.2
Food and pharmaceutical	49.8	—	1.1	50.9
General industrial	128.5	19.4	88.0	235.9
Medium-duty/heavy-duty truck	129.7	—	7.6	137.3
Oil and gas	14.2	3.4	47.0	64.6
Power generation	29.1	0.1	2.6	31.8
Semiconductors	13.4	145.3	—	158.7
Other	5.9	2.0	1.1	9.0
Total third-party sales	$449.7	$178.0	$233.3	$861.0

	Nine Months Ended September 30, 2020
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$31.1	$5.9	$4.4	$41.4
Automotive	0.8	—	38.2	39.0
Chemical and material processing	35.0	—	32.7	67.7
Food and pharmaceutical	37.5	—	1.2	38.7
General industrial	121.3	—	64.3	185.6
Medium-duty/heavy-duty truck	188.9	—	4.7	193.6
Oil and gas	17.2	1.8	49.3	68.3
Power generation	30.5	—	5.7	36.2
Semiconductors	10.6	113.5	—	124.1
Other	3.2	—	0.2	3.4
Total third-party sales	$476.1	$121.2	$200.7	$798.0

In 2021, we refined the end market classification of certain sales in the Engineered Materials segment for the quarter and nine months ended September 30, 2020. This refinement resulted in a reduction in sales reported for the quarter ended September 30, 2020 in the automotive and power generation markets of approximately $2.6 million and $3.2 million, respectively, with an offsetting increase in the general industrial, and medium duty/heavy duty truck markets of approximately, $4.4 million, and $1.4 million, respectively. For the nine months ended September 30, 2020, this refinement resulted in a reduction to the automotive and power generation markets of approximately $6.3 million and $8.6 million, respectively, and an offsetting increase to our general industrial and medium-duty/heavy-duty truck markets of approximately $10.3 million and $4.6 million, respectively.
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
We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At September 30, 2021, the cross-currency swap agreements were recorded as a $4.0 million asset and a $0.1 million liability within prepaid expenses and other current assets and other liabilities, respectively, on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive loss within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.
13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2021	December 31, 2020
	(in millions)
Assets
Time deposits	$4.2	$4.2
Foreign currency derivatives	4.0	—
Deferred compensation assets	10.2	8.6
	$18.4	$12.8
Liabilities
Deferred compensation liabilities	$10.6	$8.9
Foreign currency derivatives	0.1	9.5
	$10.7	$18.4
Our time deposits and deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 since their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.

The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$489.4	$509.5	$491.3	$520.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$35.3	$(36.3)	$(1.0)
Other comprehensive loss before reclassifications	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income (loss)	(1.2)	0.2	(1.0)
Less: other comprehensive income attributable to redeemable non-controlling interests	0.2	—	0.2
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(1.4)	0.2	(1.2)
Ending balance	$33.9	$(36.1)	$(2.2)
Changes in accumulated other comprehensive loss by component (after tax) for the quarter ended September 30, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$8.6	$(44.8)	$(36.2)
Other comprehensive income before reclassifications	5.6	—	5.6
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	5.6	1.0	6.6
Less: other comprehensive income attributable to redeemable non-controlling interests	0.5	—	0.5
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	5.1	1.0	6.1
Ending balance	$13.7	$(43.8)	$(30.1)

Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$31.7	$(36.6)	$(4.9)
Other comprehensive income before reclassifications	2.5	—	2.5
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Net current-period other comprehensive income	2.5	0.5	3.0
Less: other comprehensive income attributable to redeemable non-controlling interests	0.3	—	0.3
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	2.2	0.5	2.7
Ending balance	$33.9	$(36.1)	$(2.2)
Changes in accumulated other comprehensive loss by component (after tax) for the nine months ended September 30, 2020 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$9.8	$(46.2)	$(36.4)
Other comprehensive income before reclassifications	5.9	—	5.9
Amounts reclassified from accumulated other comprehensive loss	—	2.4	2.4
Net current-period other comprehensive income	5.9	2.4	8.3
Less: other comprehensive income attributable to redeemable non-controlling interests	2.0	—	2.0
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	3.9	2.4	6.3
Ending balance	$13.7	$(43.8)	$(30.1)
Reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2021 and 2020 are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss				Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Pension and other postretirement plans adjustments:
Actuarial losses	$0.3	$1.5	$0.6	$3.0	(1)
Prior service costs	—	—	0.1	—	(1)
Curtailment	—	—	—	0.3	(1)
Total before tax	0.3	1.5	0.7	3.3	Income before income taxes
Tax benefit	(0.1)	(0.5)	(0.2)	(0.9)	Income tax expense
Net of tax	$0.2	$1.0	$0.5	$2.4	Net income
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of September 30, 2021 and December 31, 2020, we had accrued liabilities aggregating $42.9 million and $42.2 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability at September 30, 2021 was $12.6 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at September 30, 2021 for this site was $13.4 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.

On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threated releases of hazardous substances at or emanating from the mine sites. Of the expected contribution of $3.8 million from the U.S. government towards remediation of the site, $1.4 million was included in prepaid expenses and other current assets and $2.4 million was included in other assets in the accompanying consolidated balance sheet at September 30, 2021.
Lower Passaic River Study Area
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro. With the ongoing negotiations and estimated remedial costs, we increased our reserve with respect to the Lower Passaic River Study Area by $4.5 million in the third quarter of 2021. With this increase, our reserve for this site at September 30, 2021 was $5.4 million. Further adjustments to our reserve for this site are possible as further information is developed in the course of these discussions.
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
Changes in the product warranty liability for the nine months ended September 30, 2021 and 2020 are as follows:

	2021	2020
	(in millions)
Balance at beginning of year	$6.7	$10.1
Net charges to expense	1.5	1.4
Settlements made	(2.1)	(3.5)
Balance at end of period	$6.1	$8.0
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
As of September 30, 2021, approximately $3.3 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the

Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. In the third quarter of 2021, we received a payment of $0.9 million from an insurer in the GST Coverage Block.
We believe that all of the $3.3 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. We have billed an insurer in the GST Coverage Block $0.1 million for GST Claims paid by the Trust through September 2021. These amounts are included in Other Assets on our Consolidated Balance Sheet at September 30, 2021.
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
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007, and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $3.3 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability and excess liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.
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

Tax expense of $65.9 million on the sale of discontinued operations was recorded for the nine months ended September 30, 2020. This was a decrease in tax expense of $1.9 million in the quarter ended September 30, 2020, which was primarily due to the increase of the foreign derived intangible income ("FDII") tax benefit and a decrease in the global intangible low taxed income ("GILTI") tax expense that are allocated to discontinued operations

The results of operations for Fairbanks Morse were as follows:

	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020

Net sales	$—	$7.6
Cost of sales	—	7.6
Gross profit	—	—
Operating expenses:
Selling, general, and administrative expenses	—	1.5
Other	—	(0.1)
Total operating expenses	—	1.4
Loss from discontinued operations before income taxes	—	(1.4)
Income tax benefit	—	0.3
Loss from discontinued operations, net of taxes	—	(1.1)
Gain from sale of discontinued operations, net of taxes	1.9	208.4
Income from discontinued operations, including gain on sale, net of taxes	$1.9	$207.3

17.    Subsequent Events

Agreement to Divest CPI
On October 12, 2021, we entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of specified equity interests and assets of our Compressor Products International business ("CPI Business") included in our Engineered Materials segment. In connection with the entry into the Purchase Agreement between us and the buyer we entered into a Put Option Agreement. This agreement irrevocably provides us with the right to require the buyer to purchase all of the shares of CPI-Liard SAS ("CPI France") on terms set forth therein and in the Purchase Agreement (the “Put Option”). The Put Option may be exercised at our sole discretion only following completion of the required employee consultation processes with the employees of CPI France, including with the relevant works councils in France, with respect to such a sale of CPI France. The Purchase Agreement provides for an aggregate purchase price of the CPI Business, including CPI France, of $195.0 million. The purchase price is subject to potential adjustment based on the amount, on the date the transaction is consummated, of cash, debt and working capital of the entities to be sold in the transaction, as well as for the amount of specified selling expenses. We anticipate this sale will result in a pre-tax book gain in excess of $100 million.
The completion of the transaction is subject to certain customary closing conditions, including, but not limited to, the absence of any order of a court prohibiting the consummation of the sale and certain regulatory actions, including the expiration or termination of waiting periods administered by, or other required approvals of, specified governmental competition authorities. In addition, the buyer’s obligation to consummate the sale is further conditioned upon the entry by Coltec Industries France SAS into an adherence agreement, agreeing to the sale of all of the shares of CPI France to the buyer on the terms and conditions set forth in the Purchase Agreement, after having exercised the Put Option. The Purchase Agreement does not include a financing condition to the completion of the transaction. We anticipate the sale to close by the end of the first quarter of 2022.
Agreement to Acquire NxEdge

On November 4, 2021, EnPro Holdings entered into a Purchase and Sale Agreement dated as of November 4, 2021 (the “Purchase Agreement”) with TCFII NxEdge Holdings, LLC (the “Seller”) and TCFII NxEdge LLC (“NxEdge”) providing for the sale by the Seller to EnPro Holdings of all issued and outstanding membership interests of NxEdge (the “Purchase Transaction”) for $850.0 million in cash. The purchase price is subject to potential adjustment based on the amount, on the date the Purchase Transaction is consummated, of cash, debt and working capital of NxEdge, as well as for the amount of specified selling and other expenses of NxEdge.

The completion of the Purchase Transaction is subject to certain limited closing conditions, including, but not limited to, the absence of any order of a court prohibiting the consummation of the Purchase Transaction, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of a material adverse effect on the financial condition or results of operations of NxEdge and its subsidiaries, taken as a whole, occurring after the date of the Purchase Agreement. The Purchase Agreement does not include a financing condition to EnPro Holdings' obligation to complete the Purchase Transaction.

The Purchase Agreement contains customary termination provisions in favor of both EnPro Holdings and the Seller, including a right to terminate the Purchase Agreement if the Purchase Transaction has not been consummated on or prior to May 3, 2022 (or such later date, if any, as EnPro Holdings and the Seller agree upon in writing). The Purchase Agreement does not include provisions for the indemnification by the Seller or EnPro Holdings of the other party following the consummation of the Purchase Transaction (other than limited indemnification by the Seller for a specified matter) and provides that the premiums of any representation and warranty insurance policy obtained by EnPro Holdings with respect to the Purchase Agreement are to be borne by EnPro Holdings.

The Purchase Agreement provides that simultaneous with the closing of the Purchase Transaction, EnPro Holdings, the Seller and a specified escrow agent will enter into an escrow agreement under which a portion of the purchase price is to be held in escrow pending resolution of the purchase price adjustment.

We intend to fund the payment of the purchase price of the Purchase Transaction with available cash on hand, borrowings under the Revolving Credit Facility and borrowings under new term loan facilities. We have received commitments from a bank lender for a $265 million incremental term loan under the Credit Agreement and for a separate $135 million 364-day term loan facility.

In connection with the execution of the Purchase Agreement, on November 4, 2021, we entered into a Subscription Agreement dated as of November 4, 2021 (the “Subscription Agreement”) with the President and Chief Executive Officer of NxEdge, who is also a minority owner of the Seller (the “NxEdge Executive”) pursuant to which we have agreed to issue to the NxEdge Executive, and the NxEdge Executive has agreed to purchase from us, 112,903 shares of our common stock (the “Subscription Shares”) for cash conditioned upon, and to be completed substantially concurrently with, the completion of the Purchase Transaction. The purchase price for the Subscription Shares is $88.571 per share, which was the average of the closing price of our common stock on the New York Stock Exchange for the 20 consecutive trading days preceding the date of execution of the Subscription Agreement. In the Subscription Agreement, the NxEdge Executive has agreed not to transfer or enter into any hedging arrangements with respect to the Subscription Shares for a period of two years after his purchase of the Subscription Shares, other than a bona fide gift to a charitable foundation to be established by the NxEdge Executive if such charitable foundation agrees to not transfer or enter into any hedging arrangements with respect to the Subscription Shares for the remainder of such two-year period.
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
•uncertainty with respect to the duration and severity of these impacts from the COVID-19 pandemic, including impacts on the general economy, the markets served by our customers (including international markets that may not recover at the same pace as markets in the United States), and consequent reductions in the demand for our products and services, which could result in additional intangible asset impairment charges;
•general economic conditions in the markets served by our businesses and the businesses of our customers, some of which are cyclical and experience periodic downturns;
•prices and availability of raw materials, including as a result of the COVID-19 pandemic;
•uncertainties with respect to our ability to achieve anticipated growth within the semiconductor, life sciences, and other technology-enabled markets;
•the impact of fluctuations in currency exchange rates;
•unanticipated delays or problems in introducing new products;
•the incurrence of contractual penalties for the late delivery of long lead-time products;
•announcements by competitors of new products, services or technological innovations;
•changes in our pricing policies or the pricing policies of our competitors; and
•the amount of any payments required to satisfy contingent liabilities, including those related to discontinued operations, other divested businesses and discontinued operations of our predecessors, including liabilities for certain products, environmental matters, employee benefit and statutory severance obligations and other matters.
Statements with respect to the acquisition of NxEdge and disposition of the CPI Business, including the anticipated timing of and impact from the completion of each such transaction, are subject to risks and uncertainties including, among others, the possibility that necessary regulatory approvals may not be obtained or that other conditions to closing each such transaction may not be satisfied such that the transaction will not close or that the closing may be delayed; the possibility of unexpected costs, liabilities or delays in connection with each such transaction; risks that either such transaction disrupts current plans and operations of Enpro; the ability to recognize the anticipated benefits of each such transaction; the amount of the costs, fees, expenses and charges related to the respective transaction; the outcome of any legal proceedings that may arise with respect to such transaction; and the occurrence of any event, change or other circumstances that could give rise to the termination of the relevant agreements for the acquisition of NxEdge or the sale of the CPI Business.
We caution our shareholders not to place undue reliance on our forward-looking statements, which speak only as of the date on which such statements were made.
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

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We are headquartered in Charlotte, North Carolina and have 20 principal manufacturing and service facilities (approximately 50,000 square feet or larger) located in 13 countries, including the United States. Over the past several years, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries.
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
On September 2, 2021 we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and included in our Sealing Technologies segment. Sales for the business included in our 2021 consolidated results through the date of the sale was approximately $20 million. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statements of Operations.
On October 12, 2021, we entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of specified equity interests and assets of our Compressor Products International business ("CPI Business") included in our Engineered Materials segment. In connection with the entry into the Purchase Agreement between us and the buyer we entered into a Put Option Agreement. This agreement irrevocably provides us with the right to require the buyer to purchase all of the shares of CPI-Liard SAS ("CPI France") on terms set forth therein and in the Purchase Agreement (the “Put Option”). The Put Option may be exercised at our sole discretion only following completion of the required employee consultation processes with the employees of CPI France, including with the relevant works councils in France, with respect to such a sale of CPI France. The Purchase Agreement provides for an aggregate purchase price of the CPI Business, including CPI France, of $195.0 million. The purchase price is subject to potential adjustment based on the amount, on the date the transaction is consummated, of cash, debt and working capital of the entities to be sold in the transaction, as well as for the amount of specified selling expenses. We anticipate this sale will result in a pre-tax book gain in excess of $100 million.
The completion of the transaction is subject to certain customary closing conditions, including, but not limited to, the absence of any order of a court prohibiting the consummation of the sale and certain regulatory actions, including the expiration or termination of waiting periods administered by, or other required approvals of, specified governmental competition authorities. In addition, the buyer’s obligation to consummate the sale is further conditioned upon the entry by Coltec Industries France SAS into an adherence agreement, agreeing to the sale of all of the shares of CPI France to the buyer on the terms and conditions set forth in the Purchase Agreement, after having exercised the Put Option. The Purchase Agreement does not include a financing condition to the completion of the transaction. We anticipate the sale to close by the end of the first quarter of 2022.
On November 4, 2021, EnPro Holdings entered into a Purchase and Sale Agreement dated as of November 4, 2021 (the “Purchase Agreement”) with TCFII NxEdge Holdings, LLC and TCFII NxEdge LLC (“NxEdge”) providing for the sale by the Seller to EnPro Holdings of all issued and outstanding membership interests of NxEdge (the “Purchase Transaction”) for $850.0 million in cash. NxEdge is an advanced manufacturing, cleaning, coating, and refurbishment business focused on the semiconductor value chain. The purchase price is subject to potential adjustment based on the amount, on the date the Purchase Transaction is consummated, of cash, debt and working capital of NxEdge, as well as for the amount of specified selling and other expenses of NxEdge.

The completion of the Purchase Transaction is subject to certain limited closing conditions, including, but not limited to, the absence of any order of a court prohibiting the consummation of the Purchase Transaction, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of a material adverse effect on the financial condition or results of operations of NxEdge and its subsidiaries, taken as a whole, occurring after the date of the Purchase Agreement. The Purchase Agreement does not include a financing condition to EnPro Holdings' obligation to complete the Purchase Transaction.

We intend to fund the payment of the purchase price of the Purchase Transaction with available cash on hand, borrowings under the Revolving Credit Facility (as defined below) and borrowings under new term loan facilities. We have received commitments from a bank lender for a $265 million incremental term loan under the Credit Agreement (as defined below) and for a separate $135 million 364-day term loan facility.
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
Outlook
Financial highlights for the quarters and nine months ended September 30, 2021 and 2020 are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions, except per share data)
Net sales	$283.1	$268.3	$861.0	$798.0
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$27.5	$(21.6)	$74.8	$(14.8)
Net income (loss) attributable to EnPro Industries, Inc.	$27.5	$(19.7)	$74.8	$192.5
Diluted earnings (loss) per share from continuing operations attributable to EnPro Industries, Inc.	$1.33	$(1.05)	$3.61	$(0.72)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$29.1	$20.8	$89.8	$58.5
Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations [1]	$1.40	$1.01	$4.33	$2.84
Adjusted EBITDA [1]	$51.5	$42.1	$160.8	$120.2
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.
We continue to experience strong demand growth and improved momentum across all of our businesses in the first nine months of 2021. Our performance was driven primarily by Sealing Technologies as we continue to produce higher results driven by improved performance in our Garlock business as well as from the benefits of portfolio reshaping within our Stemco business. We continued our progress on portfolio reshaping with the divestiture of our polymer components business in the third quarter and reached an agreement in October 2021 to sell our CPI business.
We believe that our strong performance in the first nine months of 2021 was likely enhanced to some extent by customers restocking as the economy in the United States and certain other regions continue to recover from the pandemic, however, we are unable to quantify the amount or the extent to which we benefited from these restocking purchases. We expect to continue to see strong demand in many of the industries we serve.
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

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Sales
Sealing Technologies	$146.9	$157.8	$455.9	$482.0
Advanced Surface Technologies	64.3	44.6	178.2	121.3
Engineered Materials	73.8	67.7	234.2	201.4
	285.0	270.1	868.3	804.7
Intersegment sales	(1.9)	(1.8)	(7.3)	(6.7)
Net sales	$283.1	$268.3	$861.0	$798.0

Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$27.5	$(21.6)	$74.8	$(14.8)

Adjusted Segment EBITDA
Sealing Technologies	$34.5	$32.0	$110.8	$96.1
Advanced Surface Technologies	19.4	13.4	52.3	31.7
Engineered Materials	8.8	7.9	34.4	21.1
Total Adjusted Segment EBITDA	$62.7	$53.3	$197.5	$148.9

Reconciliation of Adjusted Segment EBITDA to income (loss) from continuing operations attributable to EnPro Industries, Inc.
Adjusted Segment EBITDA	$62.7	$53.3	$197.5	$148.9
Acquisition and divestiture expenses	(0.3)	(1.3)	(0.4)	(2.6)
Non-controlling interest compensation allocation	(1.3)	(0.5)	(4.1)	(1.6)
Amortization of fair value adjustment to acquisition date inventory	(1.0)	—	(5.8)	—
Restructuring and impairment expense	(0.7)	(5.0)	(5.2)	(23.9)
Depreciation and amortization expense	(18.3)	(17.0)	(55.6)	(51.5)
Corporate expenses	(11.6)	(11.7)	(36.0)	(27.3)
Interest expense, net	(2.6)	(3.9)	(10.2)	(11.4)
Other income (expense), net	15.8	(42.5)	15.8	(42.7)
Income (loss) from continuing operations before income taxes	42.7	(28.6)	96.0	(12.1)
Income tax benefit (expense)	(15.1)	7.3	(21.1)	(2.2)
Income (loss) from continuing operations	27.6	(21.3)	74.9	(14.3)
Less: net income attributable to redeemable non-controlling interests	0.1	0.3	0.1	0.5
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$27.5	$(21.6)	$74.8	$(14.8)
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
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the quarters and nine months ended September 30, 2021 and 2020 with the exception of $0.8 million, $5.0 million, $5.4 million, and $19.0 million, respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the quarters and nine months ended September 30, 2021 and 2020 includes $0.8 million, $1.5 million, $2.9 million, and $3.3 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate functions. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Third Quarter of 2021 Compared to the Third Quarter of 2020

Sales of $283.1 million in the third quarter of 2021 increased 5.5% from $268.3 million in the third quarter of 2020. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Third Quarter 2021 vs. Third Quarter 2020
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(11.5)%	1.2%	15.8%	5.5%
Sealing Technologies	(23.5)%	0.9%	15.7%	(6.9)%
Advanced Surface Technologies	19.3%	1.3%	23.6%	44.2%
Engineered Materials	(3.7)%	1.7%	11.0%	9.0%

Following are the key effects of acquisitions and divestitures on sales for the third quarter of 2021 compared to the same period in 2020:

•Acquisition of Alluxa (Advanced Surface Technologies) in October 2020
•Divestiture of the polymer components business unit, which was principally located in Houston, in September 2021
•Divestiture of Technetics Group UK Limited (Sealing Technologies) in December 2020
•Divestiture of the bushing block business principally located in Dieuze, France (Engineered Materials) in November 2020
•Divestiture of the Air Springs portion of our heavy duty trucking business (Sealing Technologies) in November 2020
•Divestiture of Motorwheel® brake drum and Crewson® brake adjuster brands (Sealing Technologies) in September 2020
•Divestiture of the Lunar® air disc brake business, both the U.S. and Shanghai China operations (Sealing Technologies), in the second and third quarters of 2020

Following is a discussion of operating results for each segment during the third quarter of 2021:

Sealing Technologies. Sales of $146.9 million in the third quarter of 2021 reflect a 6.9% decrease compared to the $157.8 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($1.5 million) and the sales from businesses that have since been divested ($29.5 million) from 2020 results, sales were up 15.7%, or $19.7 million. This increase was driven by strong demand in petrochemical, heavy-duty truck, food and pharmaceuticals, and general industrial markets.

Adjusted Segment EBITDA of $34.5 million in the third quarter of 2021 increased 7.8% from $32.0 million reported in the same period of 2020. Segment AEBITDA margins for the segment increased from 20.3% in the third quarter of 2020 to 23.5% for the third quarter of 2021. Excluding the favorable foreign exchange translation ($0.6 million) and the Segment

AEBITDA earned from businesses that have since been divested ($4.9 million) from 2020 results, Adjusted Segment EBITDA increased 26.5%, or $7.1 million, to $33.9 million. The increase in Segment AEBITDA was driven primarily by higher sales volume and improved product mix in our Garlock business unit ($7.1 million) and increased pricing ($4.1 million), partially offset by increased manufacturing costs driven by increased raw material costs in our heavy-duty trucking business ($2.2 million), and higher selling, general and administrative costs ($2.3 million).

Advanced Surface Technologies. Sales of $64.3 million in the third quarter of 2021 reflect a 44.2% increase compared to the $44.6 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($0.6 million) and the sales from a recent acquisition ($8.7 million) from 2021 results, sales were up 23.6% or $10.5 million. This increase was driven primarily by stronger demand in the semiconductor market.

Adjusted Segment EBITDA of $19.4 million in the third quarter of 2021 increased 44.8% from $13.4 million reported in the same period of 2020. Segment AEBITDA margins increased from 30.0% in the third quarter of 2020 to 30.2% in the third quarter of 2021. Excluding the favorable foreign exchange translation ($0.4 million) and the Segment AEBITDA contributed from a business recently acquired ($4.6 million) from our 2021 results, Adjusted Segment EBITDA increased 8.2%, or $1.1 million, to $14.5 million. This increase in Adjusted Segment EBITDA was driven by increased sales and favorable product mix in our Technetics Semiconductor business ($1.9 million) and increased pricing ($1.5 million), partially offset by increased manufacturing costs ($1.4 million) and increased selling, general, and administrative costs ($0.5 million) to support increased demand as well as higher incentive compensation ($0.3 million) and increased foreign exchange transaction related costs ($0.3 million).

Engineered Materials. Sales in the third quarter of 2021 increased 9.0% to $73.8 million from $67.7 million reported in the same period of 2020. Excluding the impact of favorable foreign exchange translation ($1.1 million) and the sales from a business that has since been divested ($2.3 million), sales were up 11.0% or $7.2 million primarily driven significantly stronger demand in general industrial market, partially offset by power generation and oil and gas markets.

Adjusted Segment EBITDA in the third quarter of 2021 was $8.8 million compared to Segment EBITDA of $7.9 million in the same period of 2020, an increase of $0.9 million, or 11.4%. Adjusted Segment EBITDA margins for the segment were 11.9%, which was an increase from 11.7% in the third quarter of 2020. Excluding the impact of favorable foreign exchange translation ($0.3 million) and the Segment AEBITDA contributed from a business that has since been divested ($0.5 million), Segment AEBITDA increased $0.1 million, or 1.2%. Increases related to volume ($1.6 million) and pricing ($2.5 million) were offset by higher incentive compensation ($1.7 million), increased selling, general, and administrative costs due to higher hiring costs as a result of labor shortages ($1.2 million), and increased manufacturing and freight costs ($1.2 million).

Corporate expenses for the third quarter of 2021 decreased $0.1 million as compared to the same period in 2020. The decrease was driven primarily by decreased consulting and acquisition costs in 2021 mostly offset by increased net costs related to our CEO transition in the current-year period ($1.7 million).

Interest expense, net in the third quarter of 2021 decreased $1.3 million as compared to the same period of 2020 primarily due to a receivable recognized in the third quarter for interest on a refund from the IRS as a result of the conclusion of an audit of our 2014 through 2017 U.S. federal income tax returns.

Other income, net in the third quarter of 2021 increased by $58.3 million as compared to the same period of 2020, primarily due to a $19.5 million gain on sale of businesses in 2021 compared to a $3.1 million loss in 2020 ($22.6 million), higher 2020 charges for impairments of indefinite lived trademarks ($16.1 million), a legal settlement in 2020 related to product liability claims ($7.4 million), lower environmental charges ($9.5 million), increased pension income from non-service costs ($1.3 million), and reduced other charges primarily related to discontinued operations and miscellaneous expenses not associated with a particular segment or not considered part of administering the corporate functions ($1.4 million)

The effective tax rates for the quarters ended September 30, 2021 and 2020 were 35.4% and 25.4%, respectively. The effective tax rate for the three months ended September 30, 2021 is primarily the result of non-deductible tax goodwill related to the divestiture in our Sealing Technologies segment and higher tax rates in most foreign jurisdictions.

Net income attributable to EnPro Industries, Inc. was $27.5 million, or $1.33 per share, in the third quarter of 2021 compared to net loss of $19.7 million, or $(0.96) per share, in the same period of 2020. Earnings per share is expressed on a diluted basis.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Sales of $861.0 million in the first nine months of 2021 increased 7.9% from $798.0 million in the first nine months of 2020. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Nine Months Ended September 30, 2021 vs. Nine Months Ended September 30, 2020
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(10.6)%	2.7%	15.8%	7.9%
Sealing Technologies	(21.0)%	2.2%	13.4%	(5.4)%
Advanced Surface Technologies	21.8%	1.9%	23.2%	46.9%
Engineered Materials	(3.9)%	4.6%	15.6%	16.3%

Following are the key effects of acquisitions and divestitures on sales for the first nine months of 2021 compared to the same period in 2020:

•Acquisition of Alluxa (Advanced Surface Technologies) in October 2020
•Divestiture of the polymer components business unit, which was principally located in Houston, in September 2021
•Divestiture of Technetics Group UK Limited (Sealing Technologies) in December 2020
•Divestiture of the bushing block business principally located in Dieuze, France (Engineered Materials) in November 2020
•Divestiture of the Air Springs portion of our heavy duty trucking business (Sealing Technologies) in November 2020
•Divestiture of Motorwheel® brake drum and Crewson® brake adjuster brands (Sealing Technologies) in September 2020
•Divestiture of the Lunar® air disc brake business, both the U.S. and Shanghai China operations (Sealing Technologies), in the second and third quarters of 2020
Following is a discussion of operating results for each segment during the first nine months of 2021:

Sealing Technologies. Sales of $455.9 million in the first nine months of 2021 reflect a 5.4% decrease compared to the $482.0 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($10.5 million) on our 2021 sales and the sales from businesses that have since been divested ($86.7 million) from 2020 results, sales were up 13.4% or $52.5 million. This increase was driven by increased demand in food and pharmaceuticals, petrochemical, heavy-duty truck, and general industrial markets, partially offset by decline in demand in the aerospace market.

Adjusted Segment EBITDA of $110.8 million in the first nine months of 2021 increased 15.3% from $96.1 million reported in the same period of 2020. Segment AEBITDA margins for the segment increased from 19.9% in the first nine months of 2020 to 24.3% in the first nine months of 2021. Excluding the favorable foreign exchange translation ($2.9 million) and the Segment AEBITDA earned from businesses that have since been divested ($9.6 million) from 2020 results, Adjusted Segment EBITDA increased 25.2%, or $21.7 million, to $107.9 million. The increase in Segment AEBITDA was driven by increased sales volume, net of unfavorable product mixes driven by lower margin sales in our heavy-duty trucking business as we saw higher sales to original equipment manufacturers ($17.2 million), increased pricing ($7.8 million), lower travel-related expense ($1.1 million), partially offset by higher incentive compensation ($1.6 million), increased segment selling, general, and administrative costs ($1.6 million), and unfavorable year over year foreign exchange transaction costs ($1.1 million).

Advanced Surface Technologies. Sales of $178.2 million in the first nine months of 2021 reflect a 46.9% increase compared to the $121.3 million reported in the same period of 2020. Excluding the favorable foreign exchange translation ($2.2 million) and the sales from a recent acquisition ($26.4 million) from 2021 results, sales were up 23.2% or $28.2 million. This increase was driven primarily by stronger demand in the semiconductor market.

Adjusted Segment EBITDA of $52.3 million in the first nine months of 2021 increased 65.0% from $31.7 million reported in the same period of 2020. Segment AEBITDA margins for the segment increased from 26.1% in the first nine months of 2020 to 29.3% in the first nine months of 2021. Excluding the favorable foreign exchange translation ($1.3 million) and the Segment AEBITDA contributed from a business recently acquired ($14.1 million) from our 2021 results, Adjusted Segment EBITDA increased $5.2 million, or 16.4%, to $36.9 million. The increase in Adjusted Segment EBITDA was driven by increased sales including a more favorable product mix in our Technetics Sealing business ($11.3 million), and increased pricing ($0.8 million), partially offset by increased manufacturing costs as a result of sales growth ($3.4 million), increased incentive compensation costs ($1.2 million), increased selling, general, and administrative costs ($1.2 million), and increased foreign exchange transaction related costs ($1.1 million).

Engineered Materials. Sales in the first nine months of 2021 increased 16.3% to $234.2 million from $201.4 million reported in the same period of 2020. Excluding the impact of favorable foreign exchange translation ($9.1 million) and the sales from a business that has since been divested ($6.6 million), sales were up 15.6% or $30.3 million, primarily due to stronger demand in automotive and general industrial markets, partially offset by weakness in the oil and gas and power generation markets.

Adjusted Segment EBITDA in the first nine months of 2021 was $34.4 million compared to Segment EBITDA of $21.1 million in the first nine months of 2020, an increase of $13.3 million, or 63.0%. Adjusted Segment EBITDA margins for the segment were 14.7%, which was an increase from 10.5% in the first nine months of 2020. Excluding the impact of favorable foreign exchange translation ($2.2 million) and the Segment AEBITDA contributed from a business that has since been divested ($0.3 million), Segment AEBITDA increased $10.8 million, or 50.0%, driven mainly by increased sales ($14.7 million), increased pricing ($4.5 million), partially offset by increased incentive compensation costs ($4.9 million), higher selling, general, and administrative costs to support the higher sales volume and the easing of 2020 cost-reduction measures implemented at the start of the COVID-19 pandemic ($2.1 million), and increased freight costs ($1.6 million).

Corporate expenses for the first nine months of 2021 increased $8.7 million as compared to the same period in 2020. The increase was driven primarily by higher incentive compensation costs due to higher projected attainment in 2021 ($5.9 million), net costs related to our CEO transition ($2.1 million), and increased insurance and legal costs ($1.1 million).

Interest expense, net in the first nine months of 2021 decreased $1.2 million from 2020 primarily due to due to a receivable recognized in the third quarter for interest on a refund from the IRS as a result of the conclusion of an audit of our 2014 through 2017 U.S. federal income tax return.

Other income, net in the first nine months of 2021 increased by $58.5 million as compared to other expense reported in the same period of 2020, primarily due to a $17.5 million gain on sale of businesses in 2021 compared to a $2.0 million loss in 2020 ($19.5 million), higher 2020 charges due to impairments of indefinite lived trademarks ($16.1 million), a legal settlement in 2020 related to product liability claims ($7.4 million), lower environmental charges ($9.5 million), increased pension income from non-service costs ($4.2 million), and reduced other charges primarily related to discontinued operations and miscellaneous expenses not associated with a particular segment or not considered part of administering the corporate functions ($1.8 million)

The effective tax rates for the nine months ended September 30, 2021 and 2020 were 21.9% and (17.9)%, respectively. The effective tax rate for the nine months ended September 30, 2021 is primarily the result of the release of a valuation allowance on certain foreign net operating losses, the favorable conclusion of the IRS examination, and the release of certain uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2020 is primarily the result of lower pre-tax income overall, a geographical mix of lower pre-tax income in the U.S. combined with the minimum tax on certain non-U.S. earnings, current year increase of valuation allowance against certain net operating losses, and higher tax rates in most foreign jurisdictions.
Income from continuing operations attributable to EnPro Industries, Inc. was $74.8 million, or $3.61 per share, in the first nine months of 2021 compared to loss from continuing operations attributable to EnPro Industries, Inc. of $14.8 million, or a loss of $0.72 per share, in the same period of 2020. Earnings per share is expressed on a diluted basis.
Liquidity and Capital Resources
Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, and debt repayments have been funded from cash balances on hand. We continue to consider acquisition opportunities that align with our long-term strategic goals of refocusing our portfolio on businesses with compelling margins, leading technology, high cash flow return on investment, and favorable secular tailwinds. It is possible our cash requirements for one or more acquisition opportunities could exceed our cash balance at the time of closing. Should we need additional capital, we believe we will have access to necessary resources, including the resources discussed in this section under the heading “Capital Resources.”
As of September 30, 2021, we held $212.3 million of our $330.0 million cash and cash equivalents outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to access funds without a significant incremental tax cost, including repayment of intercompany loans or distributions of previously taxed income. In addition, as of September 30, 2021, we had a net current income tax receivable totaling $30.8 million, which includes a refund of approximately $24.7 million related to the conclusion of an IRS examination of our 2014 through 2017 U.S. federal income tax returns. After September 30, 2021, we received the full refund from the IRS plus $1.2 million of applicable interest.
Because of the transition tax and tax on the global intangible low-taxed income provisions, undistributed earnings of our foreign subsidiaries totaling $186.7 million at September 30, 2021 have been subjected to U.S. income tax. Whether through the application of the 100 percent dividends-received deduction provided in the Tax Cuts and Jobs Act, or the distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax.

Cash Flows
Operating activities provided $97.8 million of cash in the first nine months of 2021 and $48.4 million of cash in the first nine months of 2020. The year-over-year increase was driven by increased sales volume and reduced income tax payments primarily related to the sale of discontinued operations in 2020 ($29.2 million), partially offset by a build in accounts receivable, inventories, and accounts payable ($34.3 million).
Investing activities provided $25.9 million of cash in the first nine months of 2021 and provided $439.5 million of cash during the first nine months of 2020. This change is driven by a year-over-year decrease in cash proceeds from the sale of businesses of $415.0 million, due primarily to the closing on the sale of Fairbanks Morse in January 2020, partially offset by the sale of the polymer components business unit located in Houston Texas in 2021.
Financing activities used $21.3 million of cash in the first nine months of 2021, primarily from $16.8 million used for dividends paid and $3.0 million in repayments of debt, primarily term loan amortization payments. Financing activities in the first nine months of 2020 used $160.0 million, primarily used in net payments of $136.5 million on our revolving credit facility and term loan, $16.2 million used for dividend payments, and $5.3 million used in the repurchase of our common shares.
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

We were in compliance with all covenants of the Revolving Credit Facility as of September 30, 2021.

The borrowing availability at September 30, 2021 under the Revolving Credit Facility was $388.5 million, representing the full $400.0 million of availability less $11.5 million reserved for outstanding letters of credit. At September 30, 2021, we had $142.5 million of outstanding borrowings on our Term Loan Facility.

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

As of October 15, 2021, we may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest.

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

At September 30, 2021, we were in compliance with all of the covenants of the indenture governing the Senior Notes.

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
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at September 30, 2021 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the nine months ended September 30, 2021 were as follows:

Parent and Guarantor Subsidiaries
Net sales	$512.0
Gross profit	$161.9
Income from continuing operations attributable to EnPro Industries, Inc.	$15.7
Net income attributable to EnPro Industries, Inc.	$15.7
Comprehensive income attributable to EnPro Industries, Inc.	$25.8

The summarized balance sheet at September 30, 2021 was as follows:

Parent and Guarantor Subsidiaries
ASSETS
Current assets	$359.9
Non-current assets	859.2
Total assets	$1,219.1
LIABILITIES AND EQUITY
Current liabilities	$135.1
Non-current liabilities	643.8
Total liabilities	778.9
Redeemable non-controlling interests	50.0
Shareholders’ equity	390.2
Total liabilities and equity	$1,219.1
The table above reflects $16.0 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $4.0 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities.
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

The following presents a reconciliation of (i) income from continuing operations attributable to EnPro Industries, Inc. to adjusted income from continuing operations attributable to EnPro Industries, Inc. and (ii) income from continuing operations attributable to EnPro Industries, Inc. to adjusted EBITDA for the quarters and nine months ended September 30, 2021 and 2020.

Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc. to Adjusted Income from Continuing Operations Attributable to EnPro Industries, Inc. and Adjusted Diluted Earnings Per Share

	Quarters Ended September 30,
	2021				2020
	$	Average common shares outstanding, diluted (millions)	Per Share		$	Average common shares outstanding, diluted (millions)	Per Share
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$27.5	20.7	$1.33		$(21.6)	20.5	$(1.05)
Net income from redeemable non-controlling interest	0.1				0.3
Income tax expense (benefit)	15.1				(7.3)
Income (loss) from continuing operations before income taxes	42.7				(28.6)

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	1.4				3.2
Non-controlling interest compensation allocations[2]	1.3				0.5
Amortization of acquisition-related intangible assets	11.2				9.0
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	0.8				5.0
Amortization of the fair value adjustment to acquisition date inventory	1.0				—
Impairment of indefinite-lived trademarks	—				16.1
Legal settlement - legacy matter	—				7.4
Adjustments from other non-operating expense:
Environmental reserve adjustment	4.5				14.0
Costs associated with previously disposed businesses	0.3				0.8
Net loss (gain) on sale of businesses	(19.5)				3.1
Pension income (non-service cost)	(2.0)				(0.7)
Other adjustments:
Other[4]	—				0.3
Adjusted income from continuing operations before income taxes	41.7				30.1
Adjusted income tax expense[5]	(12.5)				(9.0)
Net income from redeemable non-controlling interest	(0.1)				(0.3)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$29.1	20.7	$1.40	1	$20.8	20.6[3]	$1.01	1

	Nine Months Ended September 30,
	2021				2020
	$	Average common shares outstanding, diluted (millions)	Per Share		$	Average common shares outstanding, diluted (millions)	Per Share
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$74.8	20.8	$3.61		$(14.8)	20.5	$(0.72)
Net income from redeemable non-controlling interests	0.1				0.5
Income tax expense	21.1				2.2
Income (loss) from continuing operations before income taxes	96.0				(12.1)

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	2.1				4.5
Non-controlling interest compensation allocations[2]	4.1				1.6
Amortization of acquisition-related intangible assets	33.7				27.0
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	5.4				23.9
Amortization of the fair value adjustment to acquisition date inventory	5.8				—
Impairment of indefinite-lived trademarks	—				16.1
Legal settlement - legacy matter	—				7.4
Adjustments from other non-operating expense:
Environmental reserve adjustment	4.5				14.0
Costs associated with previously disposed businesses	0.7				1.5
Net loss (gain) on sale of businesses	(17.5)				2.0
Pension income (non-service cost)	(6.2)				(2.0)
Other adjustments:
Other[4]	(0.2)				0.4
Adjusted income from continuing operations before income taxes	128.4				84.3
Adjusted income tax expense[5]	(38.5)				(25.3)
Net income from redeemable non-controlling interests	(0.1)				(0.5)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$89.8	20.8	$4.33	1	$58.5	20.6[3]	$2.84	1
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

3There were 0.1 million potentially dilutive shares that were excluded from the computation of diluted earnings per share for the quarter and nine months ended September 30, 2020 because they were antidilutive. These shares were included in the computation of adjusted diluted earnings per share for that period.

4Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statements of operations.

5 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 30.0% for continuing operations.
Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc. to Adjusted EBITDA

(Stated in Millions of Dollars)
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$27.5	$(21.6)	$74.8	$(14.8)
Net income attributable to redeemable non-controlling interests	0.1	0.3	0.1	0.5
Income (loss) from continuing operations	27.6	(21.3)	74.9	(14.3)

Adjustments to arrive at earnings from continuing operations before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	2.6	3.9	10.2	11.4
Income tax expense (benefit)	15.1	(7.3)	21.1	2.2
Depreciation and amortization expense	18.4	17.1	55.9	51.5
Restructuring and impairment expense	0.8	5.0	5.4	23.9
Environmental reserve adjustments	4.5	14.0	4.5	14.0
Costs associated with previously disposed businesses	0.3	0.8	0.7	1.5
Net loss (gain) on sale of businesses	(19.5)	3.1	(17.5)	2.0
Acquisition and divestiture expenses	1.4	3.2	2.1	4.5
Pension income (non-service cost)	(2.0)	(0.7)	(6.2)	(2.0)
Non-controlling interest compensation allocation[1]	1.3	0.5	4.1	1.6
Impairment of indefinite-lived trademarks	—	16.1	—	16.1
Legal settlement - legacy matter	—	7.4	—	7.4
Amortization of the fair value adjustment to acquisition date inventory	1.0	—	5.8	—
Other	—	0.3	(0.2)	0.4
Adjusted EBITDA	$51.5	$42.1	$160.8	$120.2
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

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the Indenture.
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

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.3 million and $3.3 million at September 30, 2021 and December 31, 2020, respectively.
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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2021.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2021	—		—		—	$50,000,000	(1)
August 1 - August 31, 2021	—		—		—	$50,000,000	(1)
September 1 - September 30, 2021	332	(2)	$86.19	(2)	—	$50,000,000	(1)
Total	332	(2)	$86.19	(2)	—	$50,000,000	(1)
(1)On October 28, 2020, our board of directors authorized the repurchase of up to $50.0 million of our outstanding common shares, and we announced the share repurchase authorization in a press release issued on November 3, 2020. Pursuant to this authorization, $50.0 million remained available at the end of the period.

(2)In September 2021, a total of 332 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 74 were valued at a price of $82.96, the closing trading price of our common stock on September 15, 2021, and 258 of these shares were valued at a price of $87.12 per share, the closing trading price of our common stock on September 30, 2021. Accordingly, the total 332 shares were valued at a weighted average price of $86.19. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 6.    Exhibits.
The exhibits to this report on Form 10-Q are listed in the accompanying Exhibit Index.

EXHIBIT INDEX

2.1
Merger Agreement dated as of September 25, 2020 among EnPro Industries, Inc., Vision Investment, LLC, Vision Investment Merger Sub, Inc., Alluxa, Inc., Michael Scobey, as representative of the equityholders of Alluxa, Inc. and certain specified shareholders of Alluxa, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8‑K filed by EnPro Industries, Inc. on September 28, 2020 (File No. 001-31225))

10.1
Separation letter agreement dated as of August 2, 2021 between Marvin A. Riley and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed by EnPro Industries, Inc. on August 3, 2021 (File No. 001-31225))

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of November, 2021.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller