Form 10-K
period 2021-12-31
ENPRO INDUSTRIES, INC
filed 2022-03-01
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
   Yes ☒   No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2021 was $1,987,167,207. As of February 22, 2022, there were 20,948,894 shares of common stock of the registrant outstanding, which includes 180,576 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III.

EXPLANATORY NOTE

EnPro Industries, Inc. (the "Company") furnished a Form 8-K on February 22, 2022, including a press release as Exhibit 99.1 thereto announcing the Company's results of operations and financial position at and for the quarter and year ended December 31, 2021 (the "Press Release"). Subsequent thereto and in accordance with applicable accounting rules, the Company updated the purchase price allocation for its acquisition on December 17, 2021 of all issued and outstanding membership interests of TCFII NxEdge LLC. This resulted in certain items reported on the Company's Audited Consolidated Balance Sheet for the year ended December 31, 2021 included in this Form 10-K to differ from those items on the consolidated balance sheet included in the Press Release.

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
Today, we are a leader in designing, developing, manufacturing, servicing, and marketing proprietary engineered industrial products and serve a wide variety of customers in varied industries around the world. Over the past year and a half, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives, described in “Acquisitions” and “Dispositions” below, have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries. As of December 31, 2021, our continuing operations had 19 primary manufacturing and service facilities (approximately 50,000 square feet or larger) located in 7 countries, including the United States.
Our sales from continuing operations by geographic region in 2021, 2020 and 2019 were as follows:

	2021	2020	2019
	(in millions)
United States	$533.5	$555.7	$630.2
Europe	265.8	244.2	301.2
Other	342.5	274.1	274.3
Total	$1,141.8	$1,074.0	$1,205.7
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

Acquisitions
On December 17, 2021, our subsidiary, EnPro Holdings, Inc. ("EnPro Holdings") completed the acquisition of all issued and outstanding membership interests of TCFII NxEdge LLC (“NxEdge”). NxEdge is headquartered in Boise, Idaho and operates six main facilities located in California and Idaho. NxEdge is an advanced manufacturing, cleaning, coating, and refurbishment business serving the semiconductor industry. NxEdge produces and services components used in advanced nodes (<14nm) for leading-edge semiconductor processes, offers technically advanced coatings and surface treatments along with refurbishment services and spare parts. NxEdge is included as part of our Advanced Surface Technologies segment.
We paid $856.8 million, net of cash acquired, for the business, subject to customary purchase price adjustments related to the final acquisition date net working capital determination.
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

Dispositions
On October 12, 2021, we entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of specified equity interests and assets of our Compressor Products International business ("CPI Business") included in our Engineered Materials segment. The sale closed on December 21, 2021 and we recorded a pretax gain of $117.6 million in the fourth quarter of 2021 as a result of this transaction.
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
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC (“Arcline FM Holdings”), an affiliate of Arcline Investment Management, LP, pursuant to which we sold all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC (“Fairbanks Morse”), to Arcline FM Holdings and caused one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate sales price of $450 million. This divestiture transaction was completed on January 21, 2020. Fairbanks Morse manufactured heavy-duty, medium-speed reciprocating engines used primarily in marine and power generation applications and comprised our entire Power Systems segment. In light of the entry into the definitive agreement in December 2019 to divest Fairbanks Morse, we classified the Power Systems segment as a discontinued operation for the fourth quarter and full year 2019, and all prior quarterly and annual financial results of EnPro have been recast to reflect the Power Systems segment as a discontinued operation. Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 20 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the disposition of Fairbanks Morse). We recorded a pretax gain of $274.3 million in the first quarter of 2020 as a result of this transaction.
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

Operations
We manage our business as three segments: a Sealing Technologies segment, an Advanced Surface Technologies segment and an Engineered Materials segment. Our reportable segments are managed separately based on differences in their products and services and their end-customers. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 18 to our Consolidated Financial Statements. Item 7 contains information about sales and profits for each segment, and Note 18 contains information about each segment’s sales by major end market, capital expenditures, depreciation and amortization, and assets.

Sales by market for the year ended December 31, 2021 were as follows:

Other, 1.0%
Aerospace, 4.2%
Automotive, 5.6%
Chemical and Material Processing, 10.1%
Food and Pharmaceutical, 5.8%
General Industrial, 26.5%
Medium-Duty/Heavy-Duty Truck, 16.1%
Oil and Gas, 7.4%
Power Generation, 4.1%
Semiconductors, 19.1%

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
Garlock consists of two companies: Garlock Sealing Technologies and Garlock Hygienic Technologies, which includes Rubber Fab and The Aseptic Group. Together, they design, manufacture and sell fluid process solutions, including: single-use hygienic seals, tubing, components and assemblies; metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; hydraulic components; expansion joints; and wall penetration products.
Gasket products are used for sealing flange joints in chemical, petrochemical and pulp and paper processing facilities where high pressures, high temperatures and corrosive chemicals create the need for specialized and highly engineered sealing products. Our products are also used in sanitary markets such as food and beverage and pharmaceuticals where product integrity and safety are extremely important. We sell these gasket products under a number of brand names, including Garlock®, Gylon®, Blue-Gard®, LubriKup®, ONE-UP®, Bio-Pro®, Tuf-Steel®, Detectomer®, and LINK-SEAL®. These products have a long-standing reputation for performance and reliability within the industries we serve.
Dynamic elastomeric seals are used in rotating applications to contain the lubricants that protect the bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications, they are subject to wear. Durability, performance, and reliability are, therefore, critical requirements of our customers. These rotary seals are used in demanding applications in the steel, mining and pulp and paper processing industries under the well-known brand name Klozure®.
Compression packing is used to provide sealing in pressurized, static and dynamic applications such as pumps and valves. Major markets for compression packing products are the pulp and paper, mining, petrochemical and hydrocarbon processing industries. Branded products for these markets include 9000 EVSP®, Quickset® , and Graph-lock®.
Technetics designs, manufactures and sells high performance metal seals, mechanical seals, and elastomeric seals. These products are used in extreme applications for a variety of industries, including semiconductor, aerospace, power generation, oil and gas, life sciences and other markets. Brands include HELICOFLEX®, TEXEAL®, FELTMETAL™, CEFILAC GPA®, Qualiseal®, CEFIL'AIR®, and ORIGRAF®.

Stemco designs, manufactures and sells commercial vehicle components and systems including: preadjusted hub systems; seals; hubcaps; mileage tracking products; bearings; locking fasteners; suspension components, such as steering knuckle king-pins and bushings, spring pins and bushings and other polymer bushing components. Its products primarily serve the medium and heavy-duty commercial vehicle market. Product brands include STEMCO®, STEMCO Kaiser®, Trifecta™, Discover®, QWICKTIE®, GritGuard®, Guardian HP®, Voyager®, Discover®, Pro-Torq®, Zip-Torq®, Sentinel®, Defender™, DataTrac®, and QwikKit®.
Customers. Our Sealing Technologies segment sells products to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Solutions are offered to a broad range of global customers, with approximately 53% of sales delivered to customers outside the United States in 2021. Representative customers include Saudi Aramco, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA S.A., Bayer AG, BASF SE, Chevron Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Wabash Trailer, Great Dane Trailer, Mack Volvo Corporation, Daimler Corporation, PACCAR, Carlisle Interconnect Technologies, Schlumberger, and Flextronics.
Competition. Differentiation in the markets we serve is based on proven product performance and reliability, as well as price, customer service, application expertise, technical support, delivery terms, breadth of product offering, reputation for quality, and the availability of product. Our leading brand names, including Garlock®, Technetics®, and STEMCO®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our record of product performance in the major markets in which this segment operates is a significant competitive advantage for us. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Consolidated Metco, Firestone, Saint-Gobain, Eaton Corporation, Parker Hannifin Corporation, and Miropro Co. Ltd.
Raw Materials and Components. Our Sealing Technologies segment uses PTFE resins, aramid fibers, specialty elastomers, elastomeric compounds, graphite and carbon, common and exotic metals, cold-rolled steel, leather, aluminum die castings, nitrile rubber, powdered metal components, and various fibers and resins. We believe that these raw materials and components are generally available from various suppliers, though sources for certain raw materials and components are limited.
Advanced Surface Technologies Segment
Overview. Our Advanced Surface Technologies segment includes four operating businesses, Technetics Semi, LeanTeq, Alluxa, and NxEdge that apply proprietary technologies, processes, and capabilities to deliver highly differentiated suites of products and services for the most challenging applications in high growth markets. Our products and services are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure.
Technetics Semi designs and manufactures complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, thin film coatings, and edge-welded metal bellows for the semiconductor equipment industry. These capabilities are also leveraged for high reliability in critical applications for space, aerospace and defense markets.
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
NxEdge is an advanced manufacturing, cleaning, coating, and refurbishment business focused on the semiconductor value chain. NxEdge serves customers across the semiconductor supply chain, including top-tier global integrated device manufacturers (“IDMs”) and original equipment manufacturers (“OEMs”). With vertically integrated capabilities across the semiconductor value chain, including a robust aftermarket business, NxEdge offers a set of integrated capabilities with proprietary processes resulting in a broad range of qualifications at top customers.

Customers. Our Advanced Surface Technologies segment sells products and services to OEMs, IDMs, industrial agents and distributors, and end users worldwide. Advanced Surface Technologies products and services are offered to global customers, with approximately 31% of sales delivered to customers outside the United States in 2021. Representative customers include leading global manufacturers of semiconductor manufacturing equipment, such as Applied Materials and ASML, as well as manufacturers of equipment used in the life sciences and industrial technology industries and government defense contractors. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry and the loss of one or more of those key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Competition. Competition in the markets we serve is based on proven performance and reliability, as well as price, customer service, application expertise, technical support, delivery terms, breadth of product and service offerings, reputation for quality, global footprint and the availability of products and services. Our leading brand names, including Alluxa™, LeanTeq™, NxEdge® and Belfab®, have been built upon long-standing reputations for high performance, reliability and repeatability. In addition, the breadth, performance and quality of our product and service offerings have made us a preferred supplier among our end users, OEMs, agents and distributors. We believe that our significant competitive advantages include our technological knowledge, proprietary processes, manufacturing and analytical capabilities and record of performance, which enable us to satisfy the substantial upfront qualification processes required by many of our customers. The competitive landscape in the United States for advanced manufacturing, coating and refurbishment for the semiconductor supply chain includes several providers other than NxEdge, with no provider having a dominant market position. We believe NxEdge has a broad offering of special processes and we believe a higher level of vertical integration than most of its competitors. In the semiconductor cleaning space, our competitors include a limited number of other providers of cleaning services, primarily in Taiwan, Japan, Korea and the United States, with no provider having a dominant global market position. The optical coatings market is highly fragmented, with numerous small competitors to Alluxa. Competitors of Technetics Semi include Mirapro, FMI/NGK, KSM and Senior Flexonics.
Raw Materials and Components. Our Advanced Surface Technologies segment uses ultra-high purity chemicals, fluoropolymers, elastomeric compounds, technical ceramics, rare earth materials, specialty substrates, common and exotic metals. We believe that these raw materials and components are generally available from various suppliers, with occasional, isolated and short-term constraints.
Engineered Materials Segment
Overview. Our Engineered Materials segment includes two high performance engineered material businesses: GGB and Garlock Pipeline Technologies, Inc. (GPT). As discussed above, our Compressor Products International (CPI) business that was included in our Engineered Materials segment was divested on December 21, 2021.
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
GPT is an oil and gas business that designs, manufactures, and sells critical service flange gaskets, seals and electrical flange isolation kits used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications, and crude oil and natural gas pipeline/transmission line applications. GPT products are sold under brand names including Evolution®, VCS®, VCFS®, VCXT®, PGE™, LineBacker®, Riser-Wrap®, ElectroStop®, ElectroSeal™, and ElectroJoint®.
Customers. The Engineered Materials segment sells its products to a diverse customer base worldwide, with approximately 72% of sales delivered to customers outside the United States in 2021, excluding the sales from our CPI business. GGB has customers worldwide in all major industrial sectors and GPT has customers worldwide in the energy and water pipeline industries. Both businesses supplies products directly to customers through their own local distribution system and indirectly to the market through independent agents and distributors.

Competition. In the markets in which GGB competes, competition is based primarily on performance of the product for specific applications, product reliability, delivery, and price. GGB’s competitors include Kolbenschmidt Pierburg AG, Saint-Gobain’s Norglide division, and Federal-Mogul Corporation. GPT competes with other providers in the isolation market space, including competitors that have endeavored to reverse-engineer GPT's products.
Raw Materials. GGB’s major raw material purchases include steel coil, bronze powder, bronze coil and PTFE. GGB sources components from a number of external suppliers. GPT purchases glass reinforced epoxy sheets, tubes and washers, fluoroelastomer, EPDM rubber, metallic E-ring seals and C-ring seals, as well as proprietary coatings. We believe that these raw materials and components are generally available from various suppliers, though there are limited suppliers for certain other minor, but critical, raw materials.
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
We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products and service solutions. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development spending typically is directed toward the development of new sealing products for the most demanding environments, the development of technology to support the cleaning and refurbishment of process critical semiconductor manufacturing equipment components, and the development of bearing products and materials with increased load carrying capability and superior friction and wear.
Backlog
At December 31, 2021, we had a backlog of orders of continuing operations valued at $365.8 million compared with $212.5 million at December 31, 2020. Approximately 4% of the backlog is expected to be filled beyond 2022. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. Because of our short lead times and some seasonality, our business backlog is not a meaningful indicator of future performance.
Quality Assurance
We believe the quality of our products and services is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis, and coordinate measuring machines. We are able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our Computer Numerical Control ("CNC") machinery. In addition, we perform quality control tests on parts that we outsource. As a result of our practices, we are able to significantly improve the quality of the services we provide and the parts we manufacture, avoid and reduce defects, and improve efficiency and reliability.
As of December 31, 2021, 40 of our manufacturing and service facilities, including all of our principal manufacturing facilities, were ISO 9000, QS 9000 and/or TS 16949 certified. Twelve of our facilities are ISO 14001 certified. OEMs are increasingly requiring these standards in lieu of individual certification procedures and as a condition of awarding business.
Patents, Trademarks and Other Intellectual Property
We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these patents and trademarks. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have unpatented proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of our products and their use, and to certain services we perform. Except for proprietary formulations and know-how in our Advanced Surface Technologies segment, we do not consider our business as a whole to be materially dependent on any particular patent, patent right, trademark, trade secret or license granted or group of related patents, patent rights, trademarks, trade secrets or licenses granted.

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

Human Capital
As of December 31, 2021, we had approximately 4,400 employees, of which approximately 58% are in North America, 21% in Europe, 17% in Asia Pacific, and 4% in the rest of the world.
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
We believe that a diverse workforce is critical to our success. We continue to utilize inclusive practices within our talent acquisition practices such as requiring diverse candidate slates and diverse interview panels and have implemented tools and structures to reduce bias during the interview and selection process. Our percentage of female promotions in the U.S. has increased by 11% since January 2019. Gender, ethnic and racial diversity among our senior leadership team is 40%, which marks a 10% increase since December 2019.
During calendar year 2021, we hosted 48 weekly “Courageous Conversations”, which focus on diversity, personal development and well-being and are open to all employees globally. We hosted 26 quarterly calls for our employee resource groups that are focused around the following employee communities: Women@EnPro, Mental Health, PRIDE, Community of Color, Asian and European Colleagues. These platforms further create and promote an environment at EnPro that encourage our colleagues to bring their whole selves to work.
As part of our commitment to our people, we provide a comprehensive compensation and benefits program that is designed to attract and retain employees. Our programs are structured to meet the changing needs of our employees and their families. In the U.S., this includes a company-wide minimum wage of $15 per hour, a 401k plan with company match, an award-winning wellbeing program, flexible vacation and time off policies that include a “take what you need” program for salaried employees, enhanced employee assistance programs, paid family leave, tuition assistance, and comprehensive healthcare benefits that includes medical, prescription drug, dental, life, disability, health savings accounts, flexible spending accounts, critical illness, and accidental, death and dismemberment coverages.
We continue to demonstrate extreme care and compassion for our employees during the COVID-19 pandemic. We delivered programs that cared for our employees’ physical needs, while also implementing several initiatives that provided emotional connection, and fostered psychological safety during these challenging times. The positive impact of our care, compassion and flexible programs is demonstrated by our employee retention rates. In particular, the retention rate of women (in the United States) at EnPro has risen in the past year, which is a remarkable achievement for a year in which hundreds of thousands of women have left the U.S. workforce, disproportionately to men, due to impacts of the pandemic.
In connection with our commitment to promoting diversity and improving the communities where our employees live and work, in 2020, we officially launched the EnPro Foundation to support charitable, educational, and other organizations working to advance education, equality, diversity, and the preservation of human dignity. We were able to provide grants of $20,000 to five organizations who support our foundation purpose to “Support the release of human possibility by investing in underserved populations in the areas of professional, educational, personal, and community development,”
Safety remains one of our three core values and we have worked hard to develop a world-class safety program and culture. Our commitment to safety has resulted in our being the only public company to have been recognized on three separate occasions by EHS Today as “America’s Safest Company”.

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

Risks Related to COVID 19

COVID-19 has adversely affected, and may continue to adversely affect, our business and results of operations
The impact of the COVID-19 pandemic adversely affected our business and financial results for 2020 and, to a much less extent, for 2021, and we expect that it may continue to negatively impact our business and financial results going forward depending on the length of the pandemic and its economic repercussions. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, such as oil and gas, aerospace, and automotive, are having and may continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Certain of our businesses are experiencing reduced levels compared to prior-year level, expectations of further reductions in sales levels could result in asset impairment charges. Because of uncertainties with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with precision the extent and duration of any future decreased demand for our products and services and the consequent impact on our business and financial results.
In addition, our facilities and the facilities of our customers and suppliers may be prevented from conducting business activities for an indefinite period of time, and our customers may be prevented from purchasing our products, and we may be unable to purchase necessary materials from vendors, due to shutdowns, shelter-in-place orders, import restrictions, other preventative measures that may be requested or mandated by governmental authorities, shipping constraints or other supply chain limitations arising from the impacts of the COVID-19 pandemic. Certain of our facilities have been required to temporarily close in light of governmental orders restricting business activities, and we temporarily closed certain facilities to facilitate disinfection procedures and the implementation of social distancing protocols, as well as in response to employee absences driven by COVID-19 concerns. Although most of our operations have been treated as “essential” operations under applicable government orders restricting business activities that have been issued to date, and accordingly have been permitted to continue to operate, it is possible that they may not continue to be so treated under future government orders, or, even if so treated, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. The operations of all of our facilities have been affected in terms of employee protection measures, including social distancing and personal protection equipment measures. These measures will continue to affect the efficiency of our operations for the foreseeable future.
In 2021, approximately 53% of our revenues were generated outside the United States. We operate businesses with manufacturing and service facilities around the world. Accordingly, to the extent that general economic conditions in the United States may improve over time, our results of operations may continue to be adversely affected in other areas of the world that may continue to experience COVID-19 outbreaks, including as a result of delays in the administration of vaccines, and that remain subject to governmental or other health-related restrictions affecting business activities that impact the demand for our products and services or prevent us, our customers and our suppliers from resuming full operations in those jurisdictions.
Risks Related to Our Business
Our business and some of the markets we serve are cyclical and distressed market conditions could have a material adverse effect on our business.
The markets in which we sell our products and services, particularly semiconductor manufacturing, chemical companies, petroleum refineries, heavy-duty trucking, capital equipment and the automotive industry, are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales and results of operations. A prolonged and severe downward cycle in our markets could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Increased costs for raw materials, the termination of existing supply arrangements or other disruptions of our supply chain has had, and could continue in the future to have a material adverse effect on our business.
The prices for some of the raw materials we purchase increased in 2021. In addition to organic changes in the prices of raw materials, the prices of some of our raw materials may increase due to supply chain limitations or the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows. In addition, we have limited sources for certain key raw materials and other supplies.
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

Some of the products that we manufacture are sold to industries and used in applications that are susceptible to challenges from trends to address climate change or other trends favoring “clean” energy solutions.
International trends favoring “clean” energy solutions to address climate change, sustainability and other environmental concerns may present challenges to a number of industries that we supply. These trends include increasing market replacement of vehicles powered by internal-combustion engines with electric-powered vehicles and increasing implementation of solar and wind energy solutions. In some jurisdictions, these trends have been spurred by applicable government regulation (including tax incentives), and similar or additional regulations may be adopted in the future in other jurisdictions. Furthermore, technological advances may accelerate the pace of these trends. Although in the past few years, as part of our long-term strategies, we have disposed of businesses that we believed were most likely to be impacted adversely by these trends, many of the products that we continue to manufacture are used by industries and in applications that may face challenges from, and may be adversely affected by, these trends and, as a result, the demand for certain of our current products could be similarly adversely affected by these trends. Accordingly, we are subject to risks and uncertainties with respect to these trends. While we anticipate continuing to consider these trends in the further development and implementation of our long-term strategy, our business and results of operations could be adversely affected by these trends if they continue or accelerate at a pace that we do not anticipate.
If we fail to develop new or improved products and services may result in a significant competitive disadvantage.
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
Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
There is growing concern that a gradual increase in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Many of our manufacturing facilities use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Such climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or in environmental and sustainability programs and initiatives, the results could have an adverse impact on our business, financial position, results of operations or cash flows.
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
Because we sell our products and provide services in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2021, we derived approximately 53% of our net sales from sales of our products and services outside of the U.S. Outside the U.S., we operate 9 primary manufacturing and service facilities (approximately 50,000 square feet or larger) located in 6 countries. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:

•unfavorable fluctuations in foreign currency exchange rates, including long-term contracts denominated in foreign currencies;
•adverse changes in foreign tax, legal and regulatory requirements;
•political and economic instability, including instabilities associated with the armed conflict in Ukraine and any conflict or threat of conflict that may affect Taiwan;
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
We are headquartered in Charlotte, North Carolina and have 19 primary manufacturing and service facilities located in 7 countries, including the U.S. The following table outlines the location, business segment and size of our principal facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York	Sealing Technologies	Owned	690,000
Longview, Texas	Sealing Technologies	Owned	219,000
Thorofare, New Jersey	Engineered Materials	Owned	171,000
Morgan Hill, California	Advanced Surface Technologies	Leased	156,000
Foreign
Annecy, France	Engineered Materials	Owned	196,000
Suzhou, China	Engineered Materials	Owned	152,000
Mexico City, Mexico	Sealing Technologies	Owned	128,000
Heilbronn, Germany	Engineered Materials	Owned	127,000
Sucany, Slovakia	Engineered Materials	Owned	109,000
Saint Etienne, France	Sealing Technologies	Owned	108,000
Neuss, Germany	Sealing Technologies	Leased	97,000
Our manufacturing capabilities are flexible and allow us to tailor the manufacturing process to increase performance and value for our customers and meet particular specifications. We also maintain numerous smaller manufacturing and service facilities, sales offices and warehouse facilities in strategic locations in the U.S. and other countries. We believe our facilities and equipment are generally in good condition and are well maintained and able to continue to operate at present or higher than current levels.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Eric A. Vaillancourt	58	President, Chief Executive Officer and Director
J. Milton Childress II	64	Executive Vice President and Chief Financial Officer
Robert S. McLean	57	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Steven R. Bower	63	Senior Vice President, Controller and Chief Accounting Officer
Ronald R. Angelillo	51	Vice President, Tax
__________________
Eric A. Vaillancourt is currently President and Chief Executive and has held that position since November 28, 2021, having served as our Interim President and Chief Executive Officer since August 2, 2021. Prior to his appointment as Interim President and Chief Executive Officer, Mr. Vaillancourt served as President of the Company’s Sealing Technologies segment since August 26, 2020. Prior to that, Mr. Vaillancourt served as President, STEMCO division beginning in July 2018. Prior to that, he served as President, Garlock division since November 2014. Since joining the Company in 2009, he has also served as President, Garlock Sealing Products and as Vice President, Sales and Marketing of the Garlock division. Prior to joining EnPro in 2009, Mr. Vaillancourt held positions of increasing responsibility with Bluelinx Corporation, culminating in his position as Regional Vice President North-Sales and Distribution.
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
Steven R. Bower is currently Senior Vice President, Controller and Chief Accounting Officer and has held this position since July 2017. Mr. Bower previously served as Vice President, Controller and Chief Accounting Officer since joining the Company in October 2014. Prior to joining the Company, Mr. Bower held finance and accounting roles with the SGL Group from 1996 through 2014, and Collins & Aikman Corporation from 1989 through 1996. Mr. Bower was with Price Waterhouse LLP from July 1983 through November 1989, where he departed as an Audit Manager. Mr. Bower is both a Certified Public Accountant and a Certified Management Accountant.
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
As of December 31, 2021, there were 2,216 holders of record of our common stock.
In connection with the execution of the NxEdge Purchase Agreement, on November 4, 2021, we entered into a Subscription Agreement dated as of November 4, 2021 (the “Subscription Agreement”) with a NxEdge executive (the "NxEdge Executive") pursuant to which we issued to the NxEdge Executive 112,903 shares of our common stock (the “Subscription Shares”) on December 17, 2021 for an aggregate cash purchase price of $9,999,931.61. The purchase price per share was the average of the closing price of our common stock on the New York Stock Exchange for the 20 consecutive trading days preceding the date of execution of the Subscription Agreement. In the Subscription Agreement, the NxEdge Executive agreed not to transfer or enter into any hedging arrangements with respect to the Subscription Shares for a period of two years after his purchase of the Subscription Shares, other than a bona fide gift to a charitable foundation as may be established by the NxEdge Executive if such charitable foundation agrees to not transfer or enter into any hedging arrangements with respect to the Subscription Shares for the remainder of such two-year period. The issuance of the Subscription Shares was effected in reliance upon the exemption from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof based on the investment sophistication of the NxEdge Executive, who was the sole offeree of the Subscription Shares, and the transfer limitations imposed on the Subscription Shares.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2021.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1 – October 31, 2021	—		—		—	$50,000,000	(1)
November 1 – November 30, 2021	—		—		—	$50,000,000	(1)
December 1 – December 31, 2021	272	(2)	$109.63	(2)	—	$50,000,000	(1)
Total	272	(2)	$109.63	(2)	—	$50,000,000	(1)

(1)In October of 2020, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under this authorization.
(2)In December 2021, a total of 272 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 68 shares were valued at a price of $108.31 per share, the closing trading price of our common stock on December 16, 2021, and 204 of these shares were valued at a price of $110.07 per share, the closing trading price of our common stock on December 31, 2021. Accordingly, the total 272 shares were valued at a weighted average price of $109.63. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the annual change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and a group of peers including Altra Industrial Motion Corp., Barnes Group, Inc., Chart Industries, Inc., Circor International, Inc., Columbus McKinnon Corporation, Crane Co., Curtiss Wright Corp., Enerpac Tool Group Corp., Graco Inc., IDEX Corporation, ITT Inc., Mueller Water Products, Inc., Nordson Corporation, Regal Rexnord Corporation, SPX Corporation, SPX FLOW, Inc., Standex International Corporation, TriMas Corporation, Watts Water Technologies, Inc. and Woodward, Inc.
Returns have been calculated assuming the investment of $100 in each of the securities on December 31, 2016, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2016, and continuing through December 31, 2021. Past performance is not necessarily indicative of possible future returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Enpro Industries, Inc., the Russell 2000 Index,
and a Peer Group

$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Enpro Industries, Inc.
Russell 2000
Peer Group

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-Looking Statements
This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: impacts from the COVID-19 pandemic and governmental responses to limit the further spread of COVID-19, including impacts on our operations, and the operations and businesses of our customers and vendors, including whether our operations and those of our customers and vendors will continue to be treated as “essential” operations under government orders restricting business activities or, even if so treated, whether site-specific health and safety concerns might otherwise require certain of our company’s operations to be halted for some period of time; uncertainty with respect to the duration and severity of these impacts from the COVID-19 pandemic, including impacts on the general economy and the markets served by our customers, as well as supply chain disruptions and materials cost increases that are not passed along to our customers; the extent to which the impacts from the COVID-19 pandemic could result in a reduction in demand for our products and services; general economic conditions in the markets served by our businesses and those of our customers, some of which are cyclical and experience periodic downturns, such as recent disruptions in the pricing of oil and gas; the impact of geopolitical activity on those markets, including the outbreak (or threat of outbreak) of armed hostilities, prices and availability of its raw materials; uncertainties with respect to our ability to achieve anticipated growth within the semiconductor, life sciences and other technology-enabled markets; the impact of fluctuations in relevant foreign currency exchange rates or unanticipated increases in applicable interest rates; unanticipated delays or problems in introducing new products; announcements by competitors of new products, services or technological innovations; changes in pricing policies or the pricing policies of competitors; and the amount of any payments required to satisfy contingent liabilities related to discontinued operations and discontinued operations of our predecessors, including liabilities for certain products, environmental matters, employee benefit obligations and other matters. We advise you to read further about certain of these and other risk factors set forth in Item 1A of this annual report, entitled “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted income from continuing operations attributable to EnPro Industries, Inc., adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations, adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures, other than total adjusted segment EBITDA, to the comparable GAAP measures are included in "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures," while the reconciliation of total adjusted segment EBITDA is included in "—Results of Operations."
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

Overview and Outlook
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 19 primary manufacturing and service facilities located in 7 countries, including the United States. Over the past year and a half, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on materials science-based businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives, which are described below, have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries.
We manage our business as three segments: a Sealing Technologies segment, an Advanced Surface Technologies segment, and an Engineered Materials segment.
Our Sealing Technologies segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components. These products are used in a variety of industries, including chemical and petrochemical processing, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance.
Our Advanced Surface Technologies segment applies proprietary technologies, processes, and capabilities to deliver highly differentiated suites of products and services for the most challenging applications in high growth markets. The segment’s products and services are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s services include cleaning, coating, testing, refurbishment and verification services for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. The segment also designs, manufactures and sells specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets.
Our Engineered Materials segment includes operations that design, manufacture and sell self-lubricating, non-rolling metal-polymer, engineered plastics, and fiber reinforced composite bearing products, critical service flange gaskets, seals and electrical flange isolation kits used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications, and crude oil and natural gas pipeline/transmission line applications. These products are used in a wide range of applications, including the automotive, aerospace, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
Acquisitions
On December 17, 2021, our subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”), acquired all issued and outstanding membership interests of TCFII NxEdge LLC (“NxEdge”). The consideration paid by EnPro Holdings was $856.8 million in cash, net of cash acquired, subject to customary purchase price adjustments related to the final acquisition date net working capital determination. We funded the acquisition of NxEdge with available cash and borrowings under our senior credit facilities.
NxEdge is an advanced manufacturing, cleaning, coating, and refurbishment business focused on the semiconductor value chain, with six main facilities located in Idaho and California. Since the date of its acquisition, NxEdge has been included as part of the Company’s Advanced Surface Technologies segment.
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

Dispositions
On December 21, 2021, we sold specified equity interests and assets of our Compressor Products International ("CPI") business included in our Engineered Materials segment. The aggregate purchase price of the CPI business was $195.0 million, subject to adjustment based on the amount on December 21, 2021 of cash, debt and working capital of the entities sold in the transaction, as well as for the amount of specified selling expenses. As a result of the sale, we booked a pre-tax gain of $117.6 million in other income (expense) on our Consolidated Statement of Operations, which is subject to customary purchase price adjustments related to the final acquisition date net working capital determination.
On September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and included in our Sealing Technologies segment. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statements of Operations.
On December 31, 2020, we sold the shares of Technetics Group UK Limited ("Technetics Group UK"), included in our Sealing Technologies segment, for a nominal cash purchase price. As part of the agreement with the buyer, we delivered to the buyer £148,000 of cash to fund value added tax ("VAT") payments due for VAT liabilities already incurred and £50,000 for working capital. We incurred a loss upon the sale of approximately £976,000 ($1.3 million).
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
The Air Springs portion of our heavy-duty truck business, Motor Wheel® brake drum and Crewson® brake adjuster brands, and Lunar® air disc brake business had been included in our Sealing Technologies segment.
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC (“Arcline FM Holdings”), an affiliate of Arcline Investment Management, LP, pursuant to which we agreed to transfer all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC (“Fairbanks Morse”), to Arcline FM Holdings and to cause one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate purchase price of $450 million. This divestiture transaction was completed on January 21, 2020. Fairbanks Morse manufactured heavy-duty, medium-speed reciprocating engines used primarily in marine and power generation applications and comprised our entire Power Systems segment. In light of the entry into the definitive agreement in December 2019 to divest Fairbanks Morse, we classified the Power Systems segment as a discontinued operation for the fourth quarter and full year 2019, and all prior quarterly and annual financial results of EnPro were recast to reflect the Power Systems segment as a discontinued operation. Unless otherwise indicated, amounts discussed in this Item 8 pertain to continuing operations only (see Note 20 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the disposition of Fairbanks Morse).
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
After attempts to sell the ATDynamics business (an asset group in the Stemco division of our Sealing Technologies segment) during the fourth quarter of 2019, in January 2020, we decided to shut it down. As a result of the unsuccessful sales process, we reviewed the carrying amounts of long-lived assets at December 31, 2019 and determined the carrying amounts were not recoverable. As a result of this assessment, we recorded a $2.6 million impairment loss in the fourth quarter of 2019. In connection with the decision to shut down the business, we decided to not complete and sell the inventory we had on hand and recognized a $1.5 million inventory impairment.
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
All of our primary manufacturing facilities are currently open and generally have not experienced significant supply chain disruptions. Certain operations are experiencing upstream supply chain challenges for raw materials and components, including certain metals and rubber-related chemicals, as raw material supply, which was reduced in response to the economic slowdown related to the COVID-19 pandemic, has not sufficiently increased to address increasing demand, including inventory restocking, as general economic activity has improved. Additionally, each of our businesses has developed continuity and contingency plans, based on various scenarios in preparation for potential operational disruptions, to permit us to adjust production levels to demand. We cannot predict if and when closures or production changes may arise as a result of implications related to the COVID-19 pandemic.

Global Sales
Please refer to Item 1, "Business-Background" for information with respect to our sales by geographic region in 2021, 2020 and 2019.

Outlook
Financial highlights for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(in millions, except per share data)
Net sales	$1,141.8	$1,074.0	$1,205.7
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$177.2	$(23.7)	$7.8
Net income attributable to EnPro Industries, Inc.	$177.2	$184.4	$38.3
Diluted earnings (loss) per share from continuing operations attributable to EnPro Industries, Inc.	$8.53	$(1.15)	$0.38
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$115.3	$83.9	$81.1
Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations [1]	$5.55	$4.07	$3.90
Adjusted Segment EBITDA	$257.9	$210.6	$208.6
Adjusted EBITDA [1]	$208.4	$168.3	$169.4
1 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in the "— Reconciliation of Non-GAAP Financial Measure to the Comparable GAAP Measure" at the end of this section.
We experienced strong demand growth and improved momentum across all of our businesses throughout 2021. Our performance was driven primarily by Sealing Technologies as we continue to produce higher results driven by improved performance in our Garlock business as well as from the benefits of portfolio reshaping within our Stemco business. We continued our progress on portfolio reshaping with the divestiture of our polymer components business and our CPI business in addition to acquiring NxEdge towards the end of the year.
We believe that our strong performance in 2021 was likely enhanced to some extent by customers restocking as the economy in the United States and certain other regions continue to recover from the pandemic, however, we are unable to quantify the amount or the extent to which we benefited from these restocking purchases. We expect to continue to see strong demand in many of the industries we serve in 2022.
We remain committed to our strategy to create shareholder value through earnings growth and balanced capital allocation. We remain focused on disciplined investments for organic growth and innovation, strategic acquisitions, and returning capital to shareholders. In October of 2020, our board of directors authorized a two-year program of up to $50.0 million for the repurchase of our common shares through October 2022. We have yet to make any repurchases under the new authorization. In February 2022, our board of directors approved an increase in the quarterly dividend from $0.27 per share to $0.28 per share.
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

Results of Operations

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Sales
Sealing Technologies	$599.8	$636.7	$762.4
Advanced Surface Technologies	247.3	171.2	120.2
Engineered Materials	302.4	275.0	331.3
	1,149.5	1,082.9	1,213.9
Intersegment sales	(7.7)	(8.9)	(8.2)
Total sales	$1,141.8	$1,074.0	$1,205.7

Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$177.2	$(23.7)	$7.8

Adjusted Segment EBITDA
Sealing Technologies	$141.4	$131.0	$131.4
Advanced Surface Technologies	73.2	47.1	23.5
Engineered Materials	43.3	32.5	53.7
Total Adjusted Segment EBITDA	$257.9	$210.6	$208.6

Reconciliations of Adjusted Segment EBITDA to income (loss) from continuing operations before income taxes
Adjusted Segment EBITDA	$257.9	$210.6	$208.6
Acquisition and divestiture expenses	(0.4)	(9.6)	(8.4)
Non-controlling interest compensation allocation	(5.3)	(2.9)	(0.5)
Amortization of the fair value adjustment to acquisition date inventory	(9.9)	(3.0)	—
Restructuring and impairment costs	(6.0)	(30.6)	(8.7)
Depreciation and amortization expense	(75.6)	(70.7)	(67.9)
Corporate expenses	(62.9)	(37.9)	(36.4)
Interest expense, net	(13.7)	(14.9)	(18.2)
Other income (expense), net	128.3	(67.8)	(64.2)
Income (loss) from continuing operations before income taxes	212.4	(26.8)	4.3
Income tax benefit (expense)	(34.8)	3.5	3.5
Income (loss) from continuing operations	177.6	(23.3)	7.8
Less: net income attributable to redeemable non-controlling interests	0.4	0.4	—
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$177.2	$(23.7)	$7.8

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
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) on our Consolidated Statements of Operations for the years ending December 31, 2021, 2020, and 2019 with the exception of $6.2 million, $26.2 million, and $6.3 million, respectively, of segment restructuring costs and $0.7 million of corporate restructuring costs in 2019 which are shown separately. Additionally, other income (expense), net in the table above for the years ending December 31, 2021, 2020, and 2019 also includes $3.7 million, $6.1 million, and $4.1 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2021 Compared to 2020

Sales of $1,141.8 million in 2021 increased 6.3% from $1,074.0 million in 2020. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change 2021 vs. 2020
increase/(decrease)	Acquisitions and divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(10.0)%	1.9%	14.4%	6.3%
Sealing Technologies	(20.3)%	1.5%	13.0%	(5.8)%
Advanced Surface Technologies	21.6%	1.5%	21.4%	44.5%
Engineered Materials	(4.7)%	3.2%	11.5%	10.0%
Following are the key effects of acquisitions and divestitures on sales for 2021 compared to 2020:
Advanced Surface Technologies Acquisitions:
•NxEdge in December 2021
•Alluxa in October 2020
Sealing Technologies Divestitures:
•Divestiture of the polymer components business unit in September 2021
•Divestiture of Technetics Group UK Limited in December 2020
•Divestiture of the Air Springs portion of our heavy duty trucking business in November 2020
•Divestiture of Motorwheel® brake drum and Crewson® brake adjuster brands in September 2020
•Divestiture of the Lunar® air disc brake business, both the U.S. and Shanghai China operations, in the second and third quarters of 2020
Engineered Materials Divestitures:
•Divestiture of CPI in December 2021
•Divestiture of the bushing block business in November 2020
Following is a discussion of operating results for each segment during 2021 compared to 2020:

Sealing Technologies. Sales of $599.8 million in 2021 reflect a 5.8% decrease compared to $636.7 million in 2020. Excluding favorable foreign exchange translation ($9.6 million) on our 2021 sales and the sales from businesses that have since been divested ($114.5 million) from 2020 results, sales were up 13.0% or $68.0 million. This increase was driven by increased demand in food and pharmaceuticals, petrochemical, and heavy-duty truck, partially offset by decline in demand in the aerospace market.
Segment AEBITDA of $141.4 million in 2021 increased 7.9% from $131.0 million in 2020. Segment AEBITDA margin increased from 20.6% in 2020 to 23.6% in 2021. Excluding the favorable foreign exchange translation ($2.5 million) and the

Segment AEBITDA earned from businesses that have since been divested ($14.7 million) from 2020 results, Adjusted Segment EBITDA increased 19.4%, or $22.6 million. The increase in Segment AEBITDA was driven by increased sales volume, net of unfavorable product mixes driven by lower margin sales in our heavy-duty trucking business as we saw higher sales to original equipment manufacturers ($21.3 million), increased pricing ($11.9 million), and lower travel-related expense ($0.7 million), partially offset by increased manufacturing costs driven by higher material prices ($6.0 million), higher incentive compensation ($1.2 million), and increased segment selling, general, and administrative costs ($4.3 million).
Advanced Surface Technologies. Sales of $247.3 million in 2021 reflect a 44.5% increase compared to $171.2 million in 2020. Excluding the favorable foreign exchange translation ($2.5 million) and the sales from a recent acquisition ($37.0 million) from 2021 results, sales were up 21.4% or $36.6 million. This increase was driven primarily by stronger demand in the semiconductor market.
Segment AEBITDA of $73.2 million in 2021 increased 55.4% from $47.1 million in 2020. Segment AEBITDA margin increased from 27.5% in 2020 to 29.6% in 2021. Excluding the impact of Segment AEBITDA from acquisitions ($17.9 million) and the favorable impact of foreign exchange translation ($1.4 million), Segment AEBITDA was up 14.4% or $6.8 million. The increase in Adjusted Segment EBITDA was driven by increased sales including a more favorable product mix in our Technetics Semi business ($12.5 million), and increased pricing ($1.3 million), partially offset by increased manufacturing costs as a result of sales growth ($4.4 million), increased incentive compensation costs ($1.1 million), and increased selling, general, and administrative costs ($1.5 million).
Engineered Materials. Sales in 2021 increased 10.0% to $302.4 million from $275.0 million in 2020. Excluding the impact of favorable foreign exchange translation ($8.4 million) and the sales from businesses that have since been divested ($11.3 million), sales were up $30.3 million, or 11.5%, primarily due to stronger demand in automotive and general industrial markets, partially offset by weakness in the oil and gas and power generation markets.
Segment AEBITDA of $43.3 million in 2021 increased from $32.5 million in 2020, an increase of $10.8 million, or 33.2%. Segment AEBITDA margin was 14.3%, up from 11.8% in 2020. Excluding the impact of favorable foreign exchange translation ($2.0 million ) and the Segment AEBITDA contributed from businesses that have since been divested ($0.4 million), Segment AEBITDA increased $8.3 million, or 25.1%. The increase in Adjusted Segment EBITDA was driven by increased sales volume and product mix ($3.8 million), increased pricing ($7.2 million) and manufacturing efficiencies ($6.6 million), partially offset by increased incentive compensation costs ($5.0 million), higher selling, general, and administrative costs to support the higher sales volume and the easing of 2020 cost-reduction measures implemented at the start of the COVID-19 pandemic ($2.2 million), and increased freight costs ($2.2 million).
Corporate expenses for 2021 increased $25.0 million as compared to 2020. The increase was driven primarily by higher acquisition and divestiture costs ($15.1 million) and increased incentive compensation costs ($8.4 million).
Interest expense, net in 2021 decreased by $1.2 million as compared to 2020, primarily due to a refund from the IRS, which included $1.7 million of applicable interest, as a result of the conclusion of an audit of our 2014 through 2017 U.S. federal income tax returns.
Other income (expense), net in 2021 increased by $196.1 million as compared to 2020, due mainly to a $137.8 million year-over-year increase in gain on sale of businesses in 2021, a $27.9 million decrease in environmental charges, a $16.1 million decrease in impairment charges, a $7.5 million legal settlement recorded in 2020 for a products liability claim for goods last supplied in 2008, a $5.3 million increase in pension (non-service) income, $2.4 million of decreased miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters, $1.6 million less charges related to previously divested businesses, and $0.3 million increase in gains recorded on sale of assets, partially offset by a $3.0 million charge in 2021 due to the reversal of a receivable related to an amount due from the sellers of Aseptic for uncertain tax positions that have passed the statute of limitations. An offsetting decrease in expense was recorded for the release of the corresponding liability for the uncertain tax position and is reflected as a reduction in tax expense.
Income tax expense was $34.8 million in 2021 and income tax benefit was $3.5 million in 2020. The effective tax rates for 2021 and 2020 were 16.4% and 13.2% respectively.  The effective tax rate for 2021 was primarily driven by the foreign rate differential related to certain foreign divestitures and earnings that were subject to lower tax rates, the effect of these items resulted in a net $3.1 million decrease in income tax expense. Additionally, the effective tax rate was increased by GILTI and non-deductible expenses and decreased by the release of uncertain tax positions associated with audit closures and statute expirations, resulting in a net increase to tax expense of $1 million.

Income from continuing operations attributable to EnPro Industries, Inc. was $177.2 million, or $8.53 per share, in 2021 compared to a loss from continuing operations attributable to EnPro Industries, Inc. of $23.7 million, or $1.15 per share, in 2020.
2020 Compared to 2019
For a comparison of our results of operations for the years ended December 31, 2020 to December 31, 2019, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 1, 2021.
Restructuring and Other Costs
We incurred $6.2 million, $46.7 million and $35.1 million of restructuring and impairment costs during the years ended December 31, 2021, 2020 and 2019, respectively.
During 2021, we conducted a number of restructuring activities throughout our operations, which included the exit of some smaller locations and targeted workforce reductions. All costs associated with such initiatives were incurred in 2021. Workforce reductions associated with our restructuring activities totaled 58 administrative and manufacturing positions.
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
Please see the "Overview and Outlook" section of Management's Discussion and Analysis and Note 3 to our consolidated financial statements for further information.
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
As of December 31, 2021, we held $28.4 million of cash and cash equivalents in the United States and $309.7 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $298.7 million at year-end have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2021, we repatriated $41.8 million of earnings from our foreign subsidiaries, resulting in no incremental U.S. tax and only $1.6 million of foreign withholding taxes net of refunds to be received. As a result, we have not recognized a deferred tax liability on our investment in foreign subsidiaries. However, due to the sale of CPI foreign entities, we have recognized a deferred tax liability of $0.2 million related to non-creditable withholding taxes we expect to incur in the future upon repatriation of the sale proceeds.
The net operating loss (“NOL”) resulting from a 2017 deduction in connection with the funding of our asbestos settlement trust was carried back to offset federal taxable income reported in the preceding ten years. We filed an initial carryback claim in May 2018 and received federal refunds totaling $96.9 million in 2018 ($95.8 million in June 2018 and $1.1 million in July 2018) and an additional $17.5 million in February 2019. In addition, we filed amended income tax returns for the preceding ten years in December 2018 to capture foreign tax credits freed up during the carryback period. We received federal refunds in 2021 totaling $24.7 million as a result of the amended returns and IRS audit closure. The carryback claim and the amended returns also freed up an additional $14.9 million in foreign tax credits, which were utilized to reduce taxes in 2019, 2020 and 2021.
Cash Flows
Operating activities of continuing operations provided cash in the amount of $142.0 million, $57.6 million and $130.8 million in 2021, 2020 and 2019, respectively. The increase in operating cash flows in 2021 versus 2020 was primarily attributable to increased sales volume and reduced income tax payments ($60.8 million) primarily related a refund from the IRS as a result of the conclusion of an audit of our 2014 through 2017 U.S. federal income tax returns and higher tax payments in 2020 as a result of the sale of discontinued operations. These increases were partially offset by a build in accounts receivable, inventories, and accounts payable. The decrease in operating cash flow in 2020 versus 2019 was primarily attributable to increased tax payments ($58.4 million) and increased payments related to environmental remediation ($26.5 million), partially offset by improved working capital.
Investing activities of continuing operations used $651.2 million in 2021, provided $216.1 million in 2020, and used $331.1 million of cash in 2019. The cash used in 2021 was primarily the result of the acquisition of NxEdge ($856.8 million), partially offset by proceeds from the divestiture of CPI and other business during the year ($224.3 million). Cash provided by investing activities in 2020 was primarily driven by cash received from divestitures, including the sales of Fairbanks Morse, our Air Springs business and other businesses during the year ($475.1), partially offset by cash used in the acquisition of Alluxa ($238.3 million). Cash used in 2019 was primarily attributable to acquisitions of LeanTeq and Aseptic ($310.5 million).
Financing activities of continuing operations provided $618.2 million in cash in 2021, primarily attributable to a net draw on our revolving credit facility ($175.0 million), new term loan facilities (as discussed below) ($465.0 million), and issuance of common stock ($10.0 million), partially offset by $22.4 million in dividend payments and $3.8 million in principal payments to our existing Term Loan A-1 facility (as defined below). Financing activities of continuing operations provided $167.3 million in 2020 primarily attributable to net payments on our Revolving Credit Facility and Term Loan Facility (as defined below) of $138.3 million and $21.7 million in payments of dividends. Financing activities used $123.8 million in 2019, primarily from $17.1 million net draw on the Revolving Credit Facility, and $149.1 million net proceeds from a new term loan facility, partially offset by $20.9 million in dividends paid and $15.0 million in cash used to repurchase stock.
Capital Resources
Senior Secured Credit Facility. On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) dated as of December 17, 2021 among the Company and EnPro Holdings, as borrowers, certain of our foreign subsidiaries are from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Amended Credit Agreement amends, restates and replaces the Second Amended and Restated Credit Agreement dated as of June 28, 2018, as amended, among the Company and EnPro Holdings as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
The Amended Credit Agreement provides for credit facilities in the initial aggregate principal amount of $1,007.5 million, consisting of a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”), a $142.5 million senior secured term loan facility in replacement of the our existing senior secured term loan facility, maturing September 25, 2024 (the “Term Loan A-1 Facility”), a five-year, senior secured term loan facility of $315.0 million (the “Term Loan A-2 Facility”) and a 364-day, senior secured term loan facility of $150.0 million (the “364-Day Facility” and together with the Revolving Credit Facility, the Term Loan A-1 Facility and the Term Loan A-2 Facility, the “Facilities”). The

Amended Credit Agreement also provides that we may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $275.0 million and 100% of consolidated EBITDA for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio. The Amended Credit Agreement became effective on December 17, 2021.
Initially, borrowings under the Facilities (other than the 364-Day Facility) bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although these interest rates are subject to incremental increase or decrease based on a consolidated total net leverage ratio. Borrowings under the 364-Day Facility bear interest at an annual rate of LIBOR plus 1.50% or base rate plus 0.50%. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.225%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio. The Amended Credit Agreement contains customary LIBOR replacement provisions.
The Term Loan A-1 Facility will amortize on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility will amortize on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility will not amortize and will be payable in full at maturity. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events and non-permitted debt issuances. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales not reinvested in acquisitions within a specified period, casualty or condemnation events, and non-permitted debt issuances. There is no prepayment penalty for a full or partial repayment of the Facilities at any time.
The Company and EnPro Holdings are the permitted borrowers under the Revolving Credit Facility.  We have the ability to add wholly owned foreign subsidiaries as borrowers under the Revolving Credit Facility.  Each of our domestic, consolidated subsidiaries (other than any subsidiaries that may be designated as "unrestricted" by the Company from time to time an inactive subsidiaries) is required to guarantee the obligations of the borrowers under the Facilities, and each of our existing domestic, consolidated subsidiaries (other than inactive subsidiaries) has entered into the Amended Credit Agreement to provide such a guarantee.
Borrowings under the Facilities are secured by a first-priority pledge of the following assets:
•100% of the capital stock of each domestic subsidiary of the Company (other than unrestricted or inactive subsidiaries);
•65% of the capital stock of any first tier foreign subsidiary of the Company and its domestic subsidiaries (other than unrestricted or inactive subsidiaries); and
•substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash, but excluding real estate interests) of the Company and its domestic subsidiaries (other than unrestricted or inactive subsidiaries).
The Amended Credit Agreement contains certain financial covenants and required financial ratios, including:
•a maximum consolidated total net leverage ratio of not more than 4.75 to 1.0 (with total debt, for the purposes of such ratio, to be net of up to $150 million of unrestricted cash of EnPro Industries, Inc. and its consolidated subsidiaries), which ratio will decrease to 4.5 to 1.0 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2022 and ending with the fiscal quarter ending December 31, 2022, and to 4.0 to 1.0 for each quarter thereafter; and, once so decreased, may be increased (up to three times) at the borrowers' option to not more than 4.5 to 1.0 for the for-quarter period following a significant acquisition; and
•a minimum consolidated interest coverage ratio of at least 2.5 to 1.0.
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
We were in compliance with all covenants of the Credit Agreement as of December 31, 2021. The borrowing availability under our Revolving Credit Facility at December 31, 2021 was $213.6 million after giving consideration to $11.4 million of outstanding letters of credit and $175.0 million of outstanding borrowings. The balance of our outstanding Term Loan A-1 Facility, Term Loan A-2 Facility and 364-Day Facility at December 31, 2021 was $141.6 million, $315.0 million and $150.0 million, respectively.
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
Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2021, is as follows:

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$982.0	$12.7	$152.8	$816.5	$—
Short-term debt	150.0	150.0	—	—	—
Interest on debt	152.8	34.1	62.1	56.6	—
Operating leases	61.1	11.6	19.1	13.3	17.1
Environmental liabilities	46.6	11.3	14.8	6.5	14.0
Other liabilities	3.0	0.5	1.0	1.0	0.5
Total	$1,395.5	$220.2	$249.8	$893.9	$31.6
The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and term loans under our Amended Credit Agreement. In our Consolidated Balance Sheet, these amounts are shown net of a debt discount of $5.4 million. The scheduled payments for the short-term debt shown in the table above reflect the contractual principal amount for the 364-Day Facility under our Amended Credit Agreement. In our Consolidated Balance Sheet, this amount is shown net of a debt discount of $0.7 million. Additional discussion regarding the Senior Notes and Amended Credit Agreement is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 11, "Debt," to the consolidated financial statements. The interest on debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
Payments for other liabilities are estimates for other retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2021. These estimated payments, along with our estimated payments of environmental liabilities, are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental" and "Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 19, "Commitments and Contingencies," to the consolidated financial statements.
The table does not include obligations under our pension and postretirement benefit plans, which are included in Note 14, "Pension and Postretirement Benefits," to the consolidated financial statements.
Share Repurchase Program
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
In October of 2020, our board of directors authorized a new two-year program of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under the new authorization.
Dividends
On January 13, 2015, our board of directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2021, our board declared a dividend of $0.27 per share in each quarter, and on February 16, 2022 we announced that our board of directors had increased the quarterly dividend to $0.28 per share, commencing with the dividend to be paid on March 16, 2022 to all shareholders of record as of March 2, 2022. Each of the Credit Agreement and the indenture governing the Senior Notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $50.0 million per year under the Credit Agreement and $60.0 million per year under the indenture governing the Senior Notes. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the Senior Notes to permit the payment of dividends in excess of the respective basket amount.

Critical Accounting Estimates
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
We believe the following accounting estimates are the most critical. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.
Income Taxes
We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, statute expirations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events.
Environmental
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 19 sites.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of our liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
We completed our required annual impairment tests of goodwill as of October 1, 2020 and 2019 with no impairment indicated. During the year ended December 31, 2021, we performed our testing as of both October 1, 2021 and November 1, 2021. These assessments did not indicate any impairment of the goodwill, and the fair values of each of our reporting units exceeded their carrying values by at least 50%, with the exception of our Alluxa reporting unit. We determined our Alluxa reporting unit, allocated $126.0 million of goodwill, was not impaired and its fair value exceeded its carrying value by 28%.
We determined our weighted average cost of capital ("WACC") for our Alluxa reporting unit, used in our discounted cash flow analysis, to be 12% at our test date of November 1, 2021. If the WACC used in this assessment would increase by one percentage point, we estimate that the carrying value of the Alluxa reporting unit would exceed its book value by approximately 19%. A change in assumptions used in the testing of Alluxa's goodwill for impairment, such as a change in discount rate, inability to meet financial forecasts used in the test, or a shift in the market multiples could result in Alluxa's fair value dropping below the carrying value of its assets resulting in impairment. We will continue to monitor the performance of Alluxa in relation to its forecast and perform an interim test if we determine a triggering event to occur.
The most recent annual assessment was conducted in the context of information that was reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business. However, because of uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with specificity the extent and duration of any future impact on our business and financial results from COVID-19. In addition, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Accordingly, if the impact is more severe or longer in duration than we have projected, such impact could potentially result in impairments of assets in future periods. We will test all reporting units again at our next test date of November 1, 2022, or earlier as circumstances may require.
We account for business combinations using the acquisition method of accounting and record assets and liabilities at their respective fair value. The fair value of intangible assets associated with acquisitions is determined using an income valuation approach. Projecting discounted future cash flows requires us to make significant estimates regarding projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, attrition rates, royalty rates, obsolescence rates and tax rates. The excess of purchase price over the estimated fair value is recorded as goodwill.
Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview and Outlook” as well as Notes 1 and 8 to the Consolidated Financial Statements.
Impact of Pending Accounting Pronouncements
See Note 1, "Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance," to our consolidated financial statements for a discussion of recently issued accounting guidance that we have not yet adopted.
Contingencies
A description of our contingencies is included in Note 19 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.

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
The summarized results of operations information for the year ended December 31, 2021 was as follows:

Parent and Guarantor Subsidiaries
Net sales	$679.1
Gross profit	$210.9
Income from continuing operations, attributable to EnPro Industries, Inc.	$26.0
Net income attributable to EnPro Industries, Inc.	$26.0
Comprehensive income attributable to EnPro Industries, Inc.	$42.7
The summarized balance sheet information at December 31, 2021 was as follows:

Parent and Guarantor Subsidiaries
ASSETS
Current assets	$286.7
Non-current assets	1,711.1
Total assets	$1,997.8
LIABILITIES AND EQUITY
Current liabilities	$299.9
Non-current liabilities	1,191.9
Total liabilities	1,491.8
Redeemable non-controlling interest	50.1
Shareholders’ equity	455.9
Total liabilities and equity	$1,997.8
The table above reflects $11.2 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $3.2 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.
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
A reconciliation of (i) income (loss) from continuing operations attributable to EnPro Industries, Inc. to adjusted income from continuing operations attributable to EnPro Industries, Inc., including on a per share basis, and (ii) income (loss) from continuing operations attributable to EnPro Industries, Inc. to adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021			2020
	$	Average common shares outstanding, diluted (millions)	Per Share	$	Average common shares outstanding, diluted (millions)	Per Share
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$177.2	20.8	8.53	$(23.7)	20.5	(1.15)
Net income from redeemable non-controlling interests	0.4			0.4
Income tax expense (benefit)	34.8			(3.5)
Income (loss) from continuing operations before income taxes	212.4			(26.8)

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	17.1			11.2
Non-controlling interest compensation allocation[1]	5.3			2.9
Amortization of acquisition-related intangible assets	46.4			37.8
Adjustments from other operating expense and cost of sales:
Restructuring and impairment costs	6.2			30.6
Amortization of the fair value adjustment to acquisition inventory	9.9			3.0
Impairment of indefinite-lived trademarks	—			16.1
Legal settlement - legacy matter	—			7.5
Adjustments from other non-operating expense
Environmental reserve adjustments	8.3			36.2
Costs associated with previously disposed businesses	0.4			2.0
Net loss (gain) on sale of businesses	(135.2)			2.6
Pension income (non-service cost)	(8.3)			(3.0)
Tax indemnification asset [2]	3.0			—
Other adjustments [5]
Other	(0.2)			0.3

Adjusted income from continuing operations before income taxes	165.3			120.4
Adjusted tax expense	(49.6)			(36.1)
Income from redeemable non-controlling interest, net of taxes	(0.4)			(0.4)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	115.3	20.8	$5.55 [3]	83.9	20.6 [4]	$4.07 [3]

	Year Ended December 31,
	2019
	$	Average common shares outstanding, diluted (millions)	Per Share
Income from continuing operations attributable to EnPro Industries, Inc.	$7.8	20.8	$0.38
Income tax benefit	(3.5)
Income from continuing operations before income taxes	4.3

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	8.9
Non-controlling interest compensation allocation[1]	0.5
Amortization of acquisition-related intangible assets	32.7
Adjustments from other operating expense and cost of sales:
Restructuring and impairment costs	27.2
Impairment of indefinite-lived trademarks	7.9
Adjustments from other non-operating expense
Environmental reserve adjustments	12.7
Costs associated with previously disposed businesses	1.8
Loss on extinguishment of debt	16.3
Pensions expense (non-service cost)	3.3
Other adjustments [5]
Other	0.3

Adjusted income from continuing operations before income taxes	115.9
Adjusted tax expense	(34.8)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$81.1	20.8	$3.90 [3]
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
2 In connection with the acquisition of Aseptic in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2021 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for the year ended December 31, 2021 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.
3Adjusted diluted earnings per share.
4 There were 0.1 million potentially dilutive shares in the year ended December 31, 2020 that were excluded from the calculation of consolidated earnings per share in that period since they were antidilutive. These shares were added back for the purpose of calculating adjusted income from continuing operations attributable to EnPro Industries, Inc. per share.
5 Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statement of operations.

The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 30.0% for continuing operations. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.
Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc. to Adjusted EBITDA

	Years Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$177.2	$(23.7)	$7.8
Net income attributable to redeemable non-controlling interests	0.4	0.4	—
Income (loss) from continuing operations	177.6	(23.3)	7.8

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (" Adjusted EBITDA"):
Interest expense, net	13.7	14.9	18.2
Income tax expense (benefit)	34.8	(3.5)	(3.5)
Depreciation and amortization expense	75.8	70.8	67.9
Restructuring and impairment expense	6.2	30.6	27.2
Environmental reserve adjustments	8.3	36.2	12.7
Costs associated with previously disposed businesses	0.4	2.0	1.8
Net loss (gain) on sale of businesses	(135.2)	2.6	16.3
Acquisition and divestiture expense	17.1	11.2	8.9
Pension expense (income) (non-service cost)	(8.3)	(3.0)	3.3
Non-controlling interest compensation allocations [1]	5.3	2.9	0.5
Impairment of indefinite-lived trademarks	—	16.1	7.9
Legal settlement - legacy matter	—	7.5	—
Amortization of the fair value adjustment to acquisition date inventory	9.9	3.0	—
Tax indemnification asset [2]	3.0	—	—
Other	(0.2)	0.3	0.3
Adjusted EBITDA	$208.4	$168.3	$169.4
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
2 In connection with the acquisition of Aseptic in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2021 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for the year ended December 31, 2021 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.
Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the indenture governing the Senior Notes.
Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc. to Total Adjusted Segment EBITDA
The reconciliation of income (loss) from continuing operations attributable to EnPro Industries, Inc. to total adjusted segment EBITDA for the years ended December 31, 2021, 2020 and 2019 is included in “—Results of Operations."

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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about our fixed rate debt obligations as of December 31, 2021. The table represents principal cash flows (in millions) and related weighted average interest rates by expected (contractual) maturity dates.

	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt	$0.1	$0.1	$0.1	$0.1	$350.0	$—	$350.4	$366.8
Average interest rate	3.0%	2.9%	2.9%	3.0%	5.8%	—%	5.8%
Additionally, we had $781.6 million outstanding on our Third Amended and Restated Credit Agreement as of December 31, 2021, which has variable interest rates. A change in interest rates on variable-rate debt affects the interest incurred and cash flows, but does not affect the net financial instrument position.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.3 million and $3.3 million as of December 31, 2021 and 2020, respectively.
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
Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on our assessment, we have concluded, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
This assessment did not include the acquisition of NxEdge because it was acquired in a purchase business combination in 2021. NxEdge's assets (excluding goodwill and intangible assets, which were subject to our assessment) and total revenues of NxEdge, a majority-owned subsidiary, represented approximately 5.6% and 0.7% of our total assets and revenue, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; – Section 16(a) reports” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated herein by reference.
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
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2021, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	461,356(1)	$70.46(2)	1,015,808
Equity compensation plans not approved by security holders	—	—	—
Total	461,356(1)	$70.46(2)	1,015,808

(1)Includes shares issuable under restricted share unit awards and under performance shares awarded under our shareholder-approved equity compensation plans at the maximum level for the 2019 - 2021 performance cycle.
(2)The weighted average exercise price does not take into account awards of performance shares, phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices — Director compensation,” "Compensation discussion and analysis — 2021 executive compensation decisions in detail —Long-term compensation — Awards made for 2019 - 2021 cycle" and “Executive compensation — Grants of plan based awards — Restricted stock unit awards” in our definitive proxy statement for the 2022 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption, “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2022 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2022 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:

1.Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019 appears on page 99.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 48 to 50.

ITEM 16.	FORM 10-K SUMMARY
None

EXHIBIT INDEX

2.1
Securities Purchase Agreement dated as of July 19, 2019 between EnPro Industries, Inc., the Sellers listed therein, Shareholder Representative Services LLC, and the Optionholder listed therein relating to the purchase and sale of 100% of the interests of LeanTeq Co., LTD and LeanTeq LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 22, 2019 by EnPro Industries, Inc. (File No. 001-31225)

2.2
Membership Interest Purchase Agreement dated as of December 12, 2019 among EnPro Holdings, Inc., Fairbanks Morse, LLC and Arcline FM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 13, 2019 by EnPro Industries, Inc. (File No. 001-31225)

2.3
Merger Agreement dated as of September 25, 2020 among EnPro Industries, Inc., Vision Investment, LLC, Vision Investment Merger Sub, Inc., Alluxa, Inc., Michael Scobey, as representative of the equityholders of Alluxa, Inc. and certain specified shareholders of Alluxa, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 28, 2020 by EnPro Industries, Inc. (File No. 001-31225))

2.4
Purchase and Sale Agreement dated as of November 4, 2021 among TCFII NxEdge Holdings, LLC, TCFII NxEdge LLC and EnPro Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on November 5, 2021 (File No. 001-31225))

2.5
Equity and Asset Purchase Agreement dated as of October 12, 2021 among EnPro Holdings, Inc., Compressor Products Holdings Limited (UK), EnPro Hong Kong Holdings Company Limited, Garlock GmbH, Coltec Industries France SAS, Compressor Products International Canada, Inc., Garlock of Canada Ltd., Granite US Holdings Corporation and Granite Holdings II B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on October 12, 2021 (File No. 001-31225))

2.6
Put Option Agreement dated as of October 12, 2021 between EnPro Holdings, Inc., Coltec Industries France SAS and Granite US Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on October 12, 2021 (File No. 001-31225))

3.1
Restated Articles of Incorporation of EnPro Industries, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Form 10-Q for the period ended June 30, 2008 filed by EnPro Industries, Inc. (File No. 001-31225))

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

10.1
Third Amended and Restated Credit Agreement dated as of December 17, 2021 among EnPro Industries, Inc. and EnPro Holdings, Inc., as borrowers, certain foreign subsidiaries of EnPro Industries, Inc. from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 17, 2021 by EnPro Industries, Inc. (File No. 001-31225))

10.2
Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.3+
EnPro Industries, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 26, 2020 (File No. 001-31225))

10.4+
EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 31, 2016 (File No. 001-31225))

10.5+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.6+
EnPro Industries, Inc. Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+
EnPro Industries, Inc. Management Stock Purchase Deferral Plan (2019 Amendment and Restatement) incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2019 filed by EnPro Industries, Inc. (File No. 001-31225)

10.8+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 2020 filed by EnPro Industries, Inc. (File No. 001-31225))

10.9+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2020 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Share Award) (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2020 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+
Form of EnPro Industries, Inc. Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2020 filed by EnPro Industries, Inc. (File No. 001-31225))

10.12+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.14+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.17+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.22+
Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Eric A. Vaillancourt (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225) (this exhibit is substantially identical to the Management Continuity Agreement between EnPro Industries, Inc. and Susan E. Sweeney dated as of February 10, 2014)

10.26+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of June 5, 2017) incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Separation letter agreement dated as of August 2, 2021 between Marvin A. Riley and EnPro Industries, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed by EnPro Industries, Inc. on August 3, 2021 (File No. 001-31225))

10.28+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

22.1*	List of Guarantor Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Felix M. Brueck

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Adele M. Gulfo

24.6*	Power of Attorney for Kees van der Graaf

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

24.9*	Power of Attorney for Judith A. Reinsdorf

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 1st day of March, 2022.

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

Signatures	Title	Date

/s/ Eric A. Vaillancourt	President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2022
Eric A. Vaillancourt

/s/ J. Milton Childress II	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2022
J. Milton Childress II

/s/ Steven R. Bower	Senior Vice President, Controller and	March 1, 2022
Steven R. Bower	Chief Accounting Officer
(Principal Accounting Officer)

/s/ David L. Hauser	Chairman of the Board and Director	March 1, 2022
David L. Hauser*

/s/ Thomas M. Botts	Director	March 1, 2022
Thomas M. Botts*

/s/ Felix M. Brueck	Director	March 1, 2022
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	March 1, 2022
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	March 1, 2022
Diane C. Creel*

/s/ Adele M. Gulfo	Director	March 1, 2022
Adele M. Gulfo*

/s/ Kees van der Graaf	Director	March 1, 2022
Kees van der Graaf*

/s/ John Humphrey	Director	March 1, 2022
John Humphrey*

/s/ Judith A. Reinsdorf	Director	March 1, 2022
Judith A. Reinsdorf*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded TCFII NxEdge, LLC (“NxEdge”) from its assessment of internal control over financial reporting as of December 31, 2021 because it was acquired by the Company in a purchase business combination during 2021. We have also excluded TCFII NxEdge, LLC from our audit of internal control over financial reporting. TCFII NxEdge, LLC’s total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5.6% and 0.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Valuation of Proprietary Technology and Customer Relationships Intangible Assets - Acquisition of NxEdge
As described in Notes 1 and 2 to the consolidated financial statements, on December 17, 2021, the Company completed the acquisition of NxEdge for $856.8 million, net of cash acquired. Identifiable intangible assets acquired as part of the acquisition were $413.0 million, including customer relationships, proprietary technology, trade names, and backlog. Proprietary technology and customer relationships make up a significant portion of the identifiable intangible assets acquired. The fair value of intangible assets associated with acquisitions is determined using an income valuation approach. Projecting discounted future cash flows requires management to make significant estimates regarding projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, attrition rates, royalty rates, obsolescence rates and tax rates.

The principal considerations for our determination that performing procedures relating to the valuation of proprietary technology and customer relationships intangible assets acquired from the NxEdge acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair value of the proprietary technology and customer relationships intangible assets acquired; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and profit margins, discount rate, attrition rate, and obsolescence rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the proprietary technology and customer relationships intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair values of the proprietary technology and customer relationships intangible assets acquired; (iii) evaluating the appropriateness of the income valuation approaches; (iv) testing the completeness and accuracy of the underlying data used in the income valuation approaches; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and profit margins, discount rate, attrition rate, and obsolescence rate. Evaluating management’s significant assumptions related to projected revenues and profit margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of NxEdge; (ii) consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income valuation approaches and (ii) the reasonableness of the discount rate, attrition rate, and obsolescence rate significant assumptions.

Goodwill Impairment Assessment - Alluxa Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $953.2 million as of December 31, 2021, of which $126.0 million relates to the Alluxa reporting unit. Goodwill is not amortized, but instead is subject to annual impairment testing. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. Management would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. To estimate the fair value of the reporting units, management uses both a discounted cash flow and market valuation approach. The key assumptions used for the discounted cash flow and market valuation approaches include projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, tax rates, and market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Alluxa reporting unit is a critical audit matter are (i) the significant judgment by management when determining the fair value of the Alluxa reporting unit; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and profit margins, discount rate, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over management’s valuation of the Alluxa reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the Alluxa reporting unit; (ii) evaluating the appropriateness of the discounted cash flow and market valuation approaches; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow and market valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and profit margins, discount rate, and market multiples. Evaluating management’s significant assumptions related to projected revenues and profit margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of the Alluxa reporting unit; (ii) consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow and market valuation approaches and (ii) the reasonableness of the discount rate and market multiples significant assumptions.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2022

We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2021, 2020 and 2019
(in millions, except per share data)

	2021	2020	2019
Net sales	$1,141.8	$1,074.0	$1,205.7
Cost of sales	705.2	698.2	801.9
Gross profit	436.6	375.8	403.8
Operating expenses:
Selling, general and administrative	336.3	299.8	314.9
Other	6.0	50.1	32.3
Total operating expenses	342.3	349.9	347.2
Operating income	94.3	25.9	56.6
Interest expense	(16.3)	(16.5)	(19.6)
Interest income	2.6	1.6	1.4
Other income (expense)	131.8	(37.8)	(34.1)
Income (loss) from continuing operations before income taxes	212.4	(26.8)	4.3
Income tax benefit (expense)	(34.8)	3.5	3.5
Income (loss) from continuing operations	177.6	(23.3)	7.8
Income from discontinued operations, including gain on sale, net of taxes	—	208.1	30.5
Net income	177.6	184.8	38.3
Less: net income attributable to redeemable non-controlling interest, net of tax	0.4	0.4	—
Net income attributable to EnPro Industries, Inc	$177.2	$184.4	$38.3
Income (loss) attributable to EnPro Industries, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$177.2	$(23.7)	$7.8
Income from discontinued operations, net of tax	—	208.1	30.5
Net income attributable to EnPro Industries, Inc.	$177.2	$184.4	$38.3
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$8.60	$(1.15)	$0.38
Discontinued operations	—	10.13	1.48
Net income per share	$8.60	$8.98	$1.86
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$8.53	$(1.15)	$0.38
Discontinued operations	—	10.13	1.47
Net income per share	$8.53	$8.98	$1.85

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019
(in millions)

	2021	2020	2019
Net income attributable to EnPro Industries, Inc.	$177.2	$184.4	$38.3
Other comprehensive income:
Foreign currency translation adjustments	19.8	24.9	21.9
Pension and postretirement benefits adjustment (excluding amortization)	4.8	7.8	(6.2)
Pension settlements and curtailments	—	(0.8)	—
Amortization of pension and postretirement benefits included in net income	0.9	5.5	7.0
Other comprehensive income, before tax	25.5	37.4	22.7
Income tax expense related to items of other comprehensive income	(5.6)	(2.9)	(2.1)
Other comprehensive income, net of tax	19.9	34.5	20.6
Less: other comprehensive income attributable to non-controlling interests	0.4	3.0	—
Other comprehensive income, net of tax attributable to EnPro Industries, Inc	19.5	31.5	20.6
Comprehensive income attributable to EnPro Industries, Inc.	$196.7	$215.9	$58.9

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
(in millions)

	2021	2020	2019
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$177.6	$184.8	$38.3
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(208.1)	(30.5)
Taxes related to sale of discontinued operations	—	(38.7)	—
Depreciation	27.5	30.2	30.4
Amortization	48.3	40.6	37.5
Loss (gain) on sale of businesses	(135.2)	2.6	11.3
Asset impairments	—	29.3	29.4
Deferred income taxes	(5.2)	(14.6)	(28.3)
Stock-based compensation	5.0	5.4	6.8
Other non-cash adjustments	2.1	3.2	2.5
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Accounts receivable, net	(18.4)	18.7	9.9
Inventories	(13.3)	19.5	7.0
Accounts payable	7.7	0.3	(15.9)
Income taxes, net	31.7	(17.8)	22.0
Other current assets and liabilities	8.9	(13.1)	4.4
Other non-current assets and liabilities	5.3	15.3	6.0
Net cash provided by operating activities of continuing operations	142.0	57.6	130.8
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(18.8)	(18.3)	(21.6)
Proceeds from sale of businesses	224.3	475.1	3.6
Payments for acquisitions, net of cash acquired	(856.8)	(238.3)	(310.5)
Other	0.1	(2.4)	(2.6)
Net cash provided by (used in) investing activities of continuing operations	(651.2)	216.1	(331.1)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	715.0	29.9	652.7
Repayments of debt, including premiums to par value	(79.0)	(168.2)	(487.9)
Issuance of common stock	10.0	—	—
Repurchase of common stock	—	(5.3)	(15.0)
Dividends paid	(22.4)	(21.7)	(20.9)
Other	(5.4)	(2.0)	(5.1)
Net cash provided by (used in) financing activities of continuing operations	618.2	(167.3)	123.8
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	(6.2)	76.8
Investing cash flows	—	—	(11.8)
Net cash provided by (used in) discontinued operations	—	(6.2)	65.0
Effect of exchange rate changes on cash and cash equivalents	(0.4)	8.1	3.1
Net increase (decrease) in cash and cash equivalents	108.6	108.3	(8.4)
Cash and cash equivalents at beginning of year	229.5	121.2	129.6
Cash and cash equivalents at end of year	$338.1	$229.5	$121.2
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$14.9	$16.1	$19.2
Income taxes, net of refunds received	$6.4	$67.2	$8.8
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$1.3	$1.9	$2.5
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2021 and 2020
(in millions, except share amounts)

	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$338.1	$229.5
Accounts receivable, less allowance for doubtful accounts of $4.1 in 2021 and of $4.1 in 2020	177.0	143.2
Inventories	160.0	139.1
Income taxes receivable	9.7	49.6
Prepaid expenses and other current assets	28.2	17.6
Total current assets	713.0	579.0
Property, plant and equipment, net	236.7	195.0
Goodwill	953.2	621.8
Other intangible assets, net	913.4	553.6
Other assets	153.5	134.2
Total assets	$2,969.8	$2,083.6
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$12.7	$3.8
Short-term debt	149.3	—
Accounts payable	81.9	69.8
Accrued expenses	135.2	128.4
Total current liabilities	379.1	202.0
Long-term debt	963.9	487.5
Deferred taxes and non-current income taxes payable	167.3	130.5
Other liabilities	142.8	136.7
Total liabilities	1,653.1	956.7
Commitments and contingent liabilities
Redeemable non-controlling interest	50.1	48.4
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 20,915,793 shares at December 31, 2021 and 20,718,675 shares at December 31, 2020	0.2	0.2
Additional paid-in capital	303.6	289.6
Retained earnings	949.4	794.8
Accumulated other comprehensive income (loss)	14.6	(4.9)
Common stock held in treasury, at cost – 180,848 shares at December 31, 2021 and 182,511 shares at December 31, 2020	(1.2)	(1.2)
Total shareholders’ equity	1,266.6	1,078.5
Total liabilities and equity	$2,969.8	$2,083.6

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2021, 2020 and 2019
(dollars and shares in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Permanent Shareholders’ Equity	Redeemable non-controlling interest
	Shares	Amount
Balance, December 31, 2018	20.7	$0.2	$301.0	$603.3	$(45.5)	$(1.3)	$857.7	$—
Adoption of new accounting standard	—	—	—	11.5	(11.5)	—	—	—
LeanTeq acquisition	—	—	—	—	—	—	—	28.0
Net income	—	—	—	38.3	—	—	38.3	—
Other comprehensive income	—	—	—	—	20.6	—	20.6	—
Dividends ($1.00 per share)	—	—	—	(20.9)	—	—	(20.9)	—
Share repurchases	(0.2)	—	(15.0)	—	—	—	(15.0)	—
Incentive plan activity	0.1	—	6.1	—	—	0.1	6.2	—
Balance, December 31, 2019	20.6	0.2	292.1	632.2	(36.4)	(1.2)	886.9	28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Alluxa Acquisition	—	—	—	—	—	—	—	16.9
Net income	—	—	—	184.4	—	—	184.4	0.4
Other comprehensive income	—	—	—	—	31.5	—	31.5	3.0
Dividends ($1.04 per share)	—	—	—	(21.7)	—	—	(21.7)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	4.8	—	—	—	4.8	—
Other	—	—	(2.0)	—	—	—	(2.0)	0.1
Balance, December 31, 2020	20.5	0.2	289.6	794.8	(4.9)	(1.2)	1,078.5	48.4
Net income	—	—	—	177.2	—	—	177.2	0.4
Other comprehensive income	—	—	—	—	19.5	—	19.5	0.4
Dividends ($1.08 per share)	—	—	—	(22.6)	—	—	(22.6)	—
Incentive plan activity	0.1	—	5.0	—	—	—	5.0	—
Other	0.1	—	9.0	—	—	—	9.0	0.9
Balance, December 31, 2021	20.7	$0.2	$303.6	$949.4	$14.6	$(1.2)	$1,266.6	$50.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Basis of Presentation, and Significant Accounting Policies
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

Summary of Significant Accounting Policies
Revenue Recognition – The largest stream of revenue is product revenue for shipments of the various products discussed further in Note 18, "Business Segment Information," along with a smaller amount of revenue from services that typically take place over a short period of time. We recognize revenue at a point in time following the transfer of control, which typically occurs when a product is shipped or delivered, depending on the terms of the sale agreement, or when services are rendered. Shipping costs billed to customers are recognized as revenue and expensed in cost of goods sold as a fulfillment cost when control of the product transfers to the customer. Payment from customers is typically due within 30 days of the sale for sales in the U.S. For sales outside of the U.S., payment terms may be longer based upon local business customs, but are typically due no later than 90 days after the sale.
At December 31, 2021, we had a backlog of orders of continuing operations valued at $365.8 million compared with $212.5 million at December 31, 2020. Approximately 4% of the backlog is expected to be filled beyond 2022. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses totaled $1.8 million, $2.9 million, and $3.0 million, respectively, in 2021 and 2020, and 2019.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Research and development expenditures in 2021, 2020, and 2019 were $16.7 million, $15.2 million, and $20.6 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Income Taxes – We use the asset and liability method of accounting for income taxes. Temporary differences arising between the tax basis of an asset or liability and its carrying amount on the Consolidated Balance Sheet are used to calculate future income tax assets or liabilities. This method also requires the recognition of deferred tax benefits, such as net operating loss carryforwards. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income (losses) in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment of the change. A tax benefit from an uncertain tax position is recognized only if we believe it is more likely than not that the position will be sustained on its technical merits. If the recognition threshold for the tax position is met, only the portion of the tax benefit that we believe is greater than 50 percent likely to be realized is recorded. Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, statute expirations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events.
The Tax Cuts and Jobs Act (the "Tax Act") provides for a territorial tax system, that includes the global intangible low-taxed income (“GILTI”) provision beginning in 2018. The GILTI provisions require us to include in our U.S. income tax return certain current year foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred.
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
Inventories – Certain domestic inventories are valued by the last-in, first-out (“LIFO”) cost method. Inventories not valued by the LIFO method are valued using the first-in, first-out (“FIFO”) cost method, and are recorded at the lower of cost or net realizable value. Approximately 23% and 19% of inventories were valued by the LIFO method in 2021 and 2020, respectively.
Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 5 to 25 years; machinery and equipment, 3 to 10 years.

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing that has historically been conducted each year as of October 1. In the fourth quarter of 2021, we changed the date of our annual assessment of goodwill to November 1 for all reporting units. The change in testing date for goodwill is a change in accounting principle, which we believe is preferable as the new date of the assessment better aligns with our internal budgeting process and will create a more efficient and timely process surrounding the impairment tests. The change in the assessment date did not delay, accelerate or avoid a potential impairment charge. We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each November 1 of prior reporting periods without the use of hindsight. As such, we prospectively applied the change in annual goodwill impairment testing date from November 1, 2021.

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
We completed our required annual impairment tests of goodwill as of October 1, 2020 and 2019 with no impairment indicated. During the year ended December 31, 2021, we performed our testing as of both October 1, 2021 and November 1, 2021. These assessments did not indicate any impairment of the goodwill, and the fair values of each of our reporting units exceeded their carrying values by at least 50%, with the exception of our Alluxa reporting unit. We determined our Alluxa reporting unit, allocated $126.0 million of goodwill, was not impaired and its fair value exceeded its carrying value by 28%. The most recent annual assessment was conducted in the context of information that was reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business. However, because of uncertainties at this time with respect to the severity and duration of the COVID-19 outbreak, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts ultimately abate, we cannot predict with specificity the extent and duration of any future impact on our business and financial results from COVID-19. In addition, site-specific health and safety concerns might otherwise require certain of our operations to be halted for some period of time. Accordingly, if the impact is more severe or longer in duration than we have projected, such impact could potentially result in impairments of assets in future periods. We will test all reporting units again at our next test date of November 1, 2022, or earlier as circumstances may require.
Other intangible assets are recorded at cost or, when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology-related assets, trademarks, licenses, and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 1 to 21 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which has historically been conducted each year as of October 1. In the fourth quarter of 2021, we changed the date of our annual assessment of indefinite-lived intangible assets to November 1 The impairment testing compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. The test completed as of November 1, 2021 indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset.
In the third quarter of 2020, sales declines by businesses utilizing two of the indefinite-lived trademarks within our Sealing Technologies segment, primarily related to the Garlock trademark, were determined to be triggering events for an interim impairment analysis. Based on the results of this analysis, we recorded a $16.1 million impairment of indefinite-lived trademarks in the third quarter of 2020. In the fourth quarter of 2019 we determined our indefinite-lived Motorwheel trade name was impaired at December 31, 2019. We recorded a $7.9 million impairment charge and recorded the trade name at $2.1 million on our Consolidated Balance Sheet at December 31, 2019, which represented the fair-value of the asset. All assets of our Motorwheel business were subsequently divested in 2020.
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
For segment reporting purposes, we allocate service cost to each location generating those costs. All other components of net periodic pension cost are reported in other (non-operating) expense

2.	Acquisitions and Dispositions
Acquisitions
On December 17, 2021, our subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), completed the acquisition of all issued and outstanding membership interests of TCFII NxEdge LLC (“NxEdge”). Based in Boise, Idaho, NxEdge serves customers across the semiconductor supply chain, including top tier global integrated device manufacturers and original equipment manufacturers from six main facilities located in Idaho and California. With vertically integrated capabilities across the semiconductor value chain, including a robust aftermarket business, NxEdge is a leading supplier offering a set of integrated capabilities with unique processes resulting in a broad range of qualifications at top customers. NxEdge is included in our Advanced Surface Technologies segment.

The acquisition was paid for with $856.8 million in cash, net of cash acquired. We funded the payment with available cash on hand, borrowings under our revolving credit facility and borrowings under new term loan facilities. Additionally, there were $15.0 million of acquisition-related costs recorded during the year ended December 31, 2021, which were expensed when incurred and included in selling, general and administrative expense in the accompanying Consolidated Statement of Operations for the year then ended.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the identifiable assets acquired less the liabilities assumed was reflected as goodwill which is attributable primarily to the value of the workforce and ongoing operation of the business. Goodwill recorded as part of the purchase price allocation was $359.5 million, of which $135.3 million is expected to be tax deductible over a period of 15 years. Identifiable intangible assets acquired as part of the acquisition were $413.0 million, including customer relationships, proprietary technology, trade names, and backlog, with a weighted average amortization period of approximately 14 years. Inventory acquired includes an adjustment to fair value of $12.3 million.

We continue to evaluate the purchase price allocation of this acquisition, primarily the value of certain tangible and intangible assets and the related tax impacts, and it may be revised in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocation:

(in millions)
Accounts receivable	$40.9
Inventories	28.5
Property, plant and equipment	72.5
Goodwill	359.5
Other intangible assets	413.0
Other assets	27.2
Deferred income taxes	(41.3)
Liabilities assumed	(43.5)
$856.8

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
•The remaining half of the price payable for the Rollover Equity will be equal to an amount that is the higher of the First Exercise Price and a pro rata portion of a multiple of EBITDA of Lunar (on a consolidated basis) during the LTM prior to the first anniversary of the First Measurement Date (the "Second Measurement Date") less Lunar's consolidated net debt in excess of cash as of the Second Measurement Date. The applicable multiple depends on the future LTM EBITDA margin and revenue growth.
We received $0.1 million in the first quarter of 2020 as a result of the final working capital adjustment that related to our LeanTeq acquisition.
The fair value of the Alluxa Executives' equity interests and the LeanTeq Executives' Rollover Equity was estimated as of the closing date of those transactions. Due to the presence of the put arrangements, the Alluxa Executives' equity interests and the LeanTeq Executives' Rollover Equity are presented as redeemable non-controlling interests since redemption is not solely within our control. We initially recognized the amount at fair value, inclusive of the put-call provisions. We adjust the redeemable non-controlling interests when the redemption value exceeds the carrying value with changes recognized as an adjustment to equity.
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
Sales of $8.6 million and a pre-tax loss of $1.9 million for NxEdge are included in our Consolidated Statement of Operations for the year ended December 31, 2021. Sales of $5.7 million and a pre-tax loss of $6.1 million for Alluxa are included in our Consolidated Statement of Operations for the year ended December 31, 2020. Sales of $14.4 million and pre-

tax income of $1.5 million for LeanTeq and Aseptic are included in our Consolidated Statement of Operations for the year ended December 31, 2019. The following unaudited pro forma condensed consolidated financial results of operations for the years ended December 31, 2021, 2020, and 2019 are presented as if these acquisitions had been completed on January 1, 2019:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Pro forma net sales	$1,318.2	$1,275.2	$1,360.4
Pro forma net income (loss) from continuing operations	202.4	(19.5)	(55.0)

These amounts have been calculated after applying our accounting policies and adjusting the results of NxEdge, Alluxa, LeanTeq and Aseptic to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied as of January 1, 2019 as well as additional interest expense to reflect financing required, together with the corresponding tax effects. The supplemental pro forma net income for the year ended December 31, 2021 was adjusted to exclude $15.0 million of pre-tax acquisition-related costs. The supplemental pro forma net income for the year ended December 31, 2020 was adjusted to exclude $5.0 million of pre-tax acquisition-related costs. The supplemental pro forma net income for the year ended December 31, 2019 was adjusted to include $20.0 million of these charges. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred on January 1, 2019, or of future results of the consolidated entities.
Dispositions
On December 21, 2021, we completed the sale of specified equity interests and assets of our Compressor Products International business ("CPI Business") included in our Engineered Materials segment. We received $185.7 million, net of transaction fees and cash sold, resulting in a pre-tax book gain of $117.6 million recorded in other income (expense) on our Consolidated Statement of Operations.
On September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and included in our Sealing Technologies segment. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statement of Operations.
On December 31, 2020, we sold the shares of Technetics Group UK Limited ("Technetics Group UK") for a nominal cash purchase price. As part of the agreement with the buyer, we delivered to the buyer £148,000 of cash to fund value added tax ("VAT") payments due for VAT liabilities already incurred and £50,000 for working capital. We incurred a loss upon the sale of approximately £976,000 ($1.3 million). Upon the resolution of all remaining open items, we recorded an additional gain of $0.1 million in the first quarter of 2021.
On November 30, 2020, we closed on the sale of our bushing block business in our Engineered Materials segment principally located in Dieuze, France. Prior to finalizing the sale of the business, we determined it to be impaired and recorded a $6.2 million impairment charge that consisted of $1.8 million of non-cash impairments of long-lived assets and $4.4 million of cash payments due to the buyer at closing. The impairment charge was recorded in other operating expenses on our Consolidated Statement of Operations. Upon closing of the business, we recorded a $0.1 million gain on the sale of business in other income (expense) on our Consolidated Statement of Operations. Total charges related to the exit of our bushing block business were $6.1 million.
On November 20, 2020, we completed the sale of the Air Springs portion of our heavy-duty trucking business for $23.1 million in cash, net of an estimated working capital adjustment and fees, and a long-term promissory note with a fair-value of $6.4 million (face value of $7.5 million). As part of the agreement with the buyer, we retained the U.S. accounts receivable for the business, which created a large working capital adjustment at closing. The amount of retained accounts receivable in the U.S. was approximately $8.6 million. The purchase price was subject to final working capital adjustments. In the fourth quarter of 2020, we recorded a $0.1 million loss on sale of business. Upon the resolution of all remaining open items, we recorded an additional loss of $2.1 million in the first quarter of 2021.
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands in the second quarter of 2020, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees. This transaction resulted in a $3.1 million loss on sale of the business in other income (expense) on our Consolidated Statement of Operations, comprised of a $3.0 million non-cash loss on the sale of assets and a $0.1 million loss on other expenses. Prior to finding a buyer of the brands, we determined the assets were impaired and recorded restructuring and impairment charges of $7.4 million in other operating (income) expense on our Consolidated Statement of Operations. Total losses on the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands recorded in 2020 were $10.5 million.
In the second quarter of 2020 we entered into an agreement to sell the Lunar® air disc brake business located in both the U.S. and in Shanghai, China. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million recorded in other income (expense) on our Consolidated Statement of Operations. The sale of the Lunar® manufacturing facility located in Shanghai, China closed in the fourth quarter of 2020 for $0.9 million, resulting in a loss of $0.1 million. Prior to closing on the sale of the business, we determined the assets to be impaired and recorded a $2.1 million impairment charge, of which $1.6 million was related to impairment of long-lived assets and $0.5 million related to the impairment of inventory. The impairment of long-lived assets was recorded in other operating (income) expense and the impairment of inventory was recorded in cost of sales on our Consolidated Statement of Operations. Total net loss related to the exit of the Lunar® air disc brake business was $1.9 million.
For a further discussion of the impairment charges recorded in connection with the sale of the facility in Dieuze, Motor Wheel® brake drum and Crewson® brake adjuster brands, and the Lunar® air disc brake business, see Note 3, "Other Income (Expense)".
In 2019 we recorded a $16.3 million pre-tax loss related to the sale of certain assets and certain liabilities of our brake products business unit located in Rome, Georgia, which was included in our Sealing Technologies segment. The loss is composed of the loss on the sale of the business, which closed on September 25, 2019, and the loss on the sale of the facility which closed in the first quarter of 2020. As a result of the agreement to sell the related building, we recorded a $0.6 million loss in other expense on our Consolidated Statement of Operations for the year ended December 31, 2019. Upon entering the agreement, we ceased depreciation and adjusted the net book value of the building to the contracted sales price.
The sale of the business resulted in a $15.7 million loss that is included in other income (expense) on our Consolidated Statement of Operations for the year ended December 31, 2019. The loss is composed of an $11.3 million non-cash loss on the sale of the business and a $4.4 million loss related to contract cancellation costs, severance, and other expenses.
The aggregate sales price for the brake products business totaled $6.8 million, of which we received $3.6 million in September 2019 at the closing of the sale of the business and received $0.1 million in the fourth quarter of 2019 that was applied to the sale of the building, which closed in February 2020. On the closing of the sale of the building, we received $2.9 million. We received the balance of $0.2 million later in 2020, which was net of an adjustment based on final inventory balances.
See Note 20, "Discontinued Operations," for information related to the disposition of the Fairbanks Morse division, which comprised the entire Power Systems segment.

3.	Other Income (Expense)
Operating
We incurred $6.2 million, $46.7 million and $35.1 million of restructuring and impairment costs during the years ended December 31, 2021, 2020 and 2019, respectively.
During 2021, we conducted a number of restructuring activities throughout our operations which was mostly comprised of targeted workforce reductions. All costs associated with such initiatives were incurred in 2021. Workforce reductions associated with our restructuring activities totaled 58 administrative and manufacturing positions.
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
Restructuring reserves at December 31, 2021, as well as activity during the year, consisted of:

	Balance December 31, 2020	Provision	Payments	Balance December 31, 2021
	(in millions)
Personnel-related costs	$4.5	$5.6	$(9.1)	$1.0
Facility relocation and closure costs	0.2	0.4	(0.6)	—
	$4.7	$6.0	$(9.7)	$1.0

Also included in restructuring costs for 2021 were asset write-downs of approximately $0.2 million that did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2020, as well as activity during the year, consisted of:

	Balance December 31, 2019	Provision	Payments	Balance December 31, 2020
	(in millions)
Personnel-related costs	$1.4	$12.0	$(8.9)	$4.5
Facility relocation and closure costs	—	5.4	(5.2)	0.2
	$1.4	$17.4	$(14.1)	$4.7

Also included in restructuring costs for 2020 were asset write-downs of approximately $29.3 million that did not affect the restructuring reserve liability.

Restructuring reserves at December 31, 2019, as well as activity during the year, consisted of:

	Balance, December 31, 2018	Provision	Payments	Balance December 31, 2019
	(in millions)
Personnel-related costs	$—	$5.1	$(3.7)	$1.4
Facility relocation and closure costs	1.0	1.2	(2.2)	—
	$1.0	$6.3	$(5.9)	$1.4

Also included in restructuring costs for 2019 were asset write-downs of approximately $28.8 million that did not affect the restructuring reserve liability.

Restructuring costs by reportable segment are as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Sealing Technologies	$2.4	$30.3	$32.2
Advanced Surface Technologies	—	0.1	0.1
Engineered Materials	3.6	16.3	2.1
Corporate	0.2	—	0.7
	$6.2	$46.7	$35.1
Also included in other operating income (expense) for the year ended December 31, 2021 was income of $0.2 million related to the sale of fixed assets. Included in other operating income (expense) for the years ended December 31, 2020 and 2019 were expenses of $7.8 million and $0.2 million, respectively, primarily consisting of legal fees and the settlement in 2020 of a legal claim with respect to products last supplied in 2008.
Non-Operating
During 2021, 2020 and 2019, we recorded expense of $8.7 million, $38.2 million and $14.5 million, respectively, due to environmental reserve increases based on additional information at several specific sites and other ongoing obligations of previously owned businesses. Refer to Note 19, "Commitments and Contingencies - Environmental," for additional information about our environmental liabilities.
We report the service cost component of pension and other postretirement benefits expense in operating income in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in other income (expense). For the years ended December 31, 2021, 2020 and 2019, we reported approximately $(8.3) million, $(3.0) million and $3.3 million, respectively, of expense (income) on the Consolidated Statements of Operations related to the components of net benefit cost other than service cost. Refer to Note 14, "Pensions and Postretirement Benefits," for additional information regarding net benefit costs.
In connection with the acquisition of Aseptic in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2021 and, accordingly, removed a portion of the liability and receivable. For the year ended December 31, 2021, the release of the related liability was recorded as part of our tax expense and we recorded a

$3.0 million expense related to the reversal of the receivable in other non-operating income (expense) on our consolidated statement of operations.
In 2021, we recorded a pre-tax gain of $135.2 million primarily related to the sale of the CPI Business reported in our Engineered Materials segment and the sale of our polymer components business unit, which was principally located in Houston, Texas and included in our Sealing Technologies segment. Sales reported for these divested businesses included in our net sales for the years ended December 31, 2021, 2020, and 2019 were $112.5 million, $117.6 million, and $130.7 million, respectively.
In 2020, we recorded a pretax loss of $2.6 million related to the sale of several businesses, including the Technetics Group UK Limited business, the Air Springs portion of our heavy-duty trucking business, our Motor Wheel® brake drum and Crewson® brake adjuster brands, and our Lunar ® air disc brake business located in our Sealing Technologies segment as well as our bushing block business principally located in Dieuze, France from our Engineered Materials segment. Sales reported for the divested businesses included in our net sales for the years ended December 31, 2020 and 2019 were $110.1 million and $161.2 million, respectively. For a further discussion on businesses disposed of, see Note 2, "Acquisitions and Dispositions."
In 2019, we recorded a pre-tax loss of $16.3 million related to the sale of certain assets and certain liabilities of our brake products business unit located in Rome, Georgia, which was included in our Sealing Technologies segment. The loss is composed of the loss on the sale of the business, which closed in the third quarter of 2019, and the loss on the sale of the facility, which closed in the first quarter of 2020. The sales reported by the business and included in our net sales for the year ended December 31 2019 were $37.5 million.
Additional disclosures are not presented since the assets, liabilities and results of our disposed operations are not significant to our consolidated financial position or results of operations.

4.	Income Taxes
Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Domestic	$38.4	$(88.3)	$(67.3)
Foreign	174.0	61.5	71.6
Total	$212.4	$(26.8)	$4.3

A summary of income tax expense (benefit) from continuing operations in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Current:
Federal	$10.4	$(15.1)	$(1.4)
Foreign	27.8	26.3	24.9
State	1.8	(0.1)	1.3
	40.0	11.1	24.8
Deferred:
Federal	2.0	(5.5)	(6.4)
Foreign	(5.9)	(8.1)	(19.5)
State	(1.3)	(1.0)	(2.4)
	(5.2)	(14.6)	(28.3)
Total	$34.8	$(3.5)	$(3.5)

The GILTI provisions require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. As a result of these provisions, our effective tax rate was increased by 54.8% in 2019. However, due to the GILTI high tax exception election enacted during 2020, we recorded a GILTI benefit that reduced the effective tax rate by 17.6% in 2020, after applying the retroactive benefit to prior years. For 2021 our effective tax rate was increased by 2.7% due to GILTI.

Significant components of deferred income tax assets and liabilities at December 31, 2021 and 2020 are as follows:

	2021	2020
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$26.6	$20.5
Postretirement benefits other than pensions	0.3	0.5
Environmental reserves	11.6	9.5
Retained liabilities of previously owned businesses	0.7	0.8
Accruals and reserves	3.6	5.2
Operating leases	12.7	11.1
Cross currency swap	—	2.2
Interest	8.8	11.0
Compensation and benefits	8.6	7.1
Inventories	0.4
Other	—	0.8
Gross deferred income tax assets	73.3	68.7
Valuation allowance	(8.9)	(6.6)
Total deferred income tax assets	64.4	62.1
Deferred income tax liabilities:
Depreciation and amortization	(186.9)	(151.6)
Operating leases	(12.7)	(11.1)
Cross currency swap	(2.1)	—
Inventories	—	(0.4)
Pension obligations	(4.4)	(2.9)
Other	(0.6)	—
Total deferred income tax liabilities	(206.7)	(166.0)
Net deferred income tax liabilities	$(142.3)	$(103.9)

The net deferred tax assets (liabilities) are reflected on a jurisdictional basis as a component of the December 31, 2021 and 2020 Consolidated Balance Sheet line items noted below:

	2021	2020
	(in millions)
Other assets (non-current)	$23.1	$23.9
Deferred taxes and non-current income taxes payable	(165.4)	(127.8)
Net deferred income tax liabilities	$(142.3)	$(103.9)

At December 31, 2021, we had $73.8 million of foreign net operating loss carryforwards, of which $49.4 million expire at various dates from 2023 through 2040, and $24.3 million have an indefinite carryforward period. We also had state net operating loss carryforwards with a tax effect of $4.4 million which expire at various dates from 2022 through 2040. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our state or foreign income taxes otherwise payable.

We determined, based on the available evidence, that it is uncertain whether certain entities in various jurisdictions will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of

$8.9 million and $6.6 million have been recorded as of December 31, 2021 and 2020, respectively. Valuation allowances recorded relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. Valuation allowances may arise associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
U.S. taxation of foreign profits, net of foreign tax credits	(1.7)	(0.6)	3.3
Research and employment tax credits	(0.4)	3.0	(17.2)
State and local taxes	0.2	3.2	(22.4)
Foreign tax rate differences	(1.6)	(19.4)	152.3
Statutory changes in tax rates	0.1	(1.2)	17.8
Valuation allowance	(1.3)	(2.5)	(349.2)
Changes in uncertain tax positions	(2.9)	(2.0)	(9.0)
Nondeductible expenses	1.2	(7.7)	57.3
GILTI and FDII	2.1	17.6	54.8
Other items, net	(0.3)	1.8	12.0
Effective income tax rate	16.4%	13.2%	(79.3)%

The effective tax rate for 2021 was primarily driven by the foreign rate differential related to certain foreign divestitures and earnings that were subject to lower tax rates, the effect of these items resulted in a net $3.1 million decrease in income tax expense. Additionally, the effective tax rate was increased by GILTI and non-deductible expenses and decreased by the release of uncertain tax positions associated with audit closures and statute expirations, resulting in a net increase to tax expense of $1.0 million.

As of December 31, 2021 and 2020, we had $5.5 million and $12.2 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2021 and 2020, $5.1 million and $8.3 million, respectively, would have an impact on our effective tax rate if ultimately recognized.

We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $1.5 million and $3.3 million accrued for interest and penalties at December 31, 2021 and 2020, respectively. Income tax expense for the year ended December 31, 2021 includes $(1.7) million for interest and penalties related to unrecognized tax benefits. Income tax expense for the years ended December 31, 2020 and 2019 included $0.4 million and $0.5 million, respectively, for interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2021	2020	2019
Balance at beginning of year	$12.2	$10.1	$2.9
Additions based on tax positions related to the current year	0.9	1.9	1.2
Additions for tax positions of prior years	(0.2)	0.2	7.2
Reductions as a result of a lapse in the statute of limitations	(2.9)	—	(1.2)
Reductions as a result of audit/other settlements	(4.5)	—	—
Balance at end of year	$5.5	$12.2	$10.1

U.S. federal income tax returns for tax years 2018 and forward remain open to examination. In June 2017, the U.S. Internal Revenue Service (“IRS”) began an examination of our 2014 through 2017 U.S. federal income tax returns. The IRS audit concluded during the quarter ended June 30, 2021 and as a result of the conclusion of the audit, we received a cash refund of $24.7 million, plus $1.7 million of applicable interest, in the fourth quarter of 2021. We and our subsidiaries are also subject to income tax in multiple state, local and foreign jurisdictions. Various state and foreign tax returns are currently under examination. Substantially all significant state, local and foreign income tax returns for the years 2017 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. In addition, gross unrecognized tax benefits may be reduced by $1 million within the next twelve months as the applicable statute of limitation expire.

5.	Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the income (loss) by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share for calendar years 2021, 2020, and 2019 is as follows (in millions, except per share data):

	2021	2020	2019
Numerator (basic and diluted):
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$177.2	$(23.7)	$7.8
Income from discontinued operations	—	208.1	30.5
Net income	$177.2	$184.4	$38.3
Denominator:
Weighted-average shares – basic	20.6	20.5	20.7
Share-based awards	0.2	—	0.1
Weighted-average shares – diluted	20.8	20.5	20.8
Basic earnings (loss) per share:
Continuing operations	$8.60	$(1.15)	$0.38
Discontinued operations	—	10.13	1.48
Net income per share	$8.60	$8.98	$1.86
Diluted earnings (loss) per share:
Continuing operations	$8.53	$(1.15)	$0.38
Discontinued operations	—	10.13	1.47
Net income per share	$8.53	$8.98	$1.85

In the year ended December 31, 2020 there were losses attributable to continuing operations. As a result of these losses, there were 0.1 million of potentially dilutive shares excluded from the calculation of diluted earnings per share during that year since they were antidilutive.

6.	Inventories

	As of December 31,
	2021	2020
	(in millions)
Finished products	$56.8	$69.4
Work in process	41.8	24.8
Raw materials and supplies	66.2	48.7
	164.8	142.9
Reserve to reduce certain inventories to LIFO basis	(4.8)	(3.8)
Total inventories	$160.0	$139.1

7.	Property, Plant and Equipment

	As of December 31,
	2021	2020
	(in millions)
Land	$11.5	$11.0
Buildings and improvements	116.5	108.9
Machinery and equipment	329.9	329.4
Construction in progress	11.7	11.5
	469.6	460.8
Less accumulated depreciation	(232.9)	(265.8)
Total	$236.7	$195.0

8.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2021 and 2020 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
	(in millions)
Goodwill as of December 31, 2019	$300.9	$167.7	$16.7	$485.3
Foreign currency translation	3.4	6.9	—	10.3
Acquisitions	—	133.1	—	133.1
Dispositions	(6.9)	—	—	(6.9)
Goodwill as of December 31, 2020	297.4	307.7	16.7	621.8
Foreign currency translation	(4.5)	1.5	—	(3.0)
Acquisition	—	359.5	—	359.5
Dispositions	(13.5)	—	(11.6)	(25.1)
Goodwill as of December 31, 2021	$279.4	$668.7	$5.1	$953.2

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment as of December 31, 2021, 2020 and 2019, $108.7 million for the Engineered Materials segment as of December 31, 2021 and $154.8 million for the Engineered Materials segment as of December 31, 2020, and 2019.

Identifiable intangible assets are as follows:

	As of December 31, 2021		As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$536.5	$166.0	$505.5	$177.8
Existing technology	480.8	49.5	179.6	41.3
Trademarks	70.9	24.9	44.6	25.7
Other	41.4	22.4	37.6	22.3
	1,129.6	262.8	767.3	267.1
Indefinite-Lived:
Trademarks	46.6	—	53.4	—
Total	$1,176.2	$262.8	$820.7	$267.1

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $46.4 million, $37.7 million and $32.5 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2022	$78.7
2023	$71.3
2024	$71.2
2025	$69.8
2026	$66.4

9.	Leases
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

Our building leases have remaining terms up to eleven years, some of which contain options to renew up to five years, and some of which contain options to terminate. Some leases contain non-lease components, which may include items such as building common area maintenance, building parking, or general service and maintenance provided for leased assets by the lessor. Our vehicle, equipment, and other leases have remaining lease terms up to four years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

We maintain two leases with entities that are owned and managed by a shareholder and employee of the Company.

Our right of use assets and liabilities related to operating leases as of December 31, 2021 and December 31, 2020 are as follows:

	Balance Sheet Classification	December 31, 2021	December 31, 2020
		(in millions)
Right-of-use assets	Other assets	$52.6	$44.1

Current liability	Accrued expenses	$10.0	$10.1
Long-term liability	Other liabilities	44.3	35.3
Total liability		$54.3	$45.4

Approximately 95% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 5% arise from equipment and vehicle leases as of December 31, 2021. As of December 31, 2020, approximately 90% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 10% arise from equipment and vehicle leases.

We entered into additional operating leases, including leases acquired through business acquisitions, and renewed existing leases that resulted in new right-of-use assets totaling $30.5 million and $16.6 million for the years ended December 31, 2021 and December 31, 2020, respectively.

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

Our lease costs and cash flows for the years ended December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
	(in millions)
Lease costs:
Operating lease costs	$8.7	$11.5
Short-term and variable lease costs	$0.5	$0.7

Cash flows:
Operating cash flows from operating leases	$8.5	$11.5

Our weighted average remaining lease term and discount rates at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	6.9	5.9
Weighted average discount rate	3.3%	3.4%

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2022	$11.6
2023	10.3
2024	8.8
2025	7.1
2026	6.2
Thereafter	17.1
Total lease payments	61.1
Less: interest	(6.8)
Present value of lease liabilities	$54.3

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

10.	Accrued Expenses

	As of December 31,
	2021	2020
	(in millions)
Salaries, wages and employee benefits	$60.5	$46.3
Interest	4.9	4.4
Environmental	11.3	12.6
Income taxes	10.6	9.9
Taxes other than income	9.4	9.4
Operating lease liability	10.0	10.1
Other	28.5	35.7
	$135.2	$128.4

11.	Debt

	As of December 31,
	2021	2020
	(in millions)
Senior notes	$346.5	$345.9
Revolving debt	175.0	—
Term loan facility	454.6	145.4
Other notes payable	0.5	—
	976.6	491.3
Less current maturities of long-term debt	12.7	3.8
	$963.9	$487.5

Short-term debt	$149.3	$—
Senior Secured Credit Facilities
On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company and EnPro Holdings, as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Amended Credit Agreement amends, restates and replaces the Second Amended and Restated Credit Agreement dated as of June 28, 2018, as amended, among the Company and EnPro Holdings as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

The Amended Credit Agreement provides for credit facilities in the initial aggregate principal amount of $1,007.5 million, consisting of a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”), a $142.5 million senior secured term loan facility in replacement of the our existing senior secured term loan facility, maturing September 25, 2024 (the “Term Loan A-1 Facility”), a five-year, senior secured term loan facility of $315.0 million (the “Term Loan A-2 Facility”) and a 364-day, senior secured term loan facility of $150.0 million (the “364-Day Facility” and together with the Revolving Credit Facility, the Term Loan A-1 Facility and the Term Loan A-2 Facility, the “Facilities”). The Amended Credit Agreement also provides that we may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $275.0 million and 100% of consolidated EBITDA for the most recently ended four-quarter period for which the we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio. The Amended Credit Agreement became effective on December 17, 2021.

Initially, borrowings under the Facilities (other than the 364-Day Facility) bear interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although these interest rates are subject to incremental increase or decrease based on a consolidated total net leverage ratio. Borrowings under the 364-Day Facility bear interest at an annual rate of LIBOR plus 1.50% or base rate plus 0.50%. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.225%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio. The Amended Credit Agreement contains customary LIBOR replacement provisions.

The Term Loan A-1 Facility will amortize on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility will amortize on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility will not amortize and will be payable in full at maturity. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events and non-permitted debt issuances.

The Company and EnPro Holdings are the permitted borrowers under the Facilities. The Company may also from time to time designate any of its wholly owned foreign subsidiaries as a borrower under the Revolving Credit Facility. Each of the Company’s domestic subsidiaries (other than any subsidiaries that may be designated as “unrestricted” by the Company from time to time, and inactive subsidiaries) is required to guarantee the obligations of the borrowers under the Facilities, and each of the Company’s existing domestic subsidiaries (other than inactive subsidiaries) has entered into the Amended Credit Agreement to provide such a guarantee.
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2021.
The borrowing availability under our Revolving Credit Facility at December 31, 2021 was $213.6 million after giving consideration to $11.4 million of outstanding letters of credit and $175.0 million of outstanding borrowings. The balance of our outstanding Term Loan A-1 Facility, Term Loan A-2 Facility and 364-Day Facility at December 31, 2021 was $141.6 million, $315.0 million and $150.0 million, respectively.
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
The Senior Notes were issued to investors at 100% of the principal amount thereof. The Senior Notes are unsecured, unsubordinated obligations of EnPro and mature on October 15, 2026. Interest on the Senior Notes accrues at a rate of 5.75% per annum and is payable semi-annually in cash in arrears on April 15 and October 15 of each year. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of EnPro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of EnPro or any of the guarantors.
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

Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2022	$12.7
2023	15.5
2024	137.3
2025	15.8
2026	800.7
Thereafter	—
$982.0

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and Term Loan A-2 Facility. In the Consolidated Balance Sheet as of December 31, 2021, these amounts are shown net of unamortized debt discounts aggregating $5.4 million pursuant to applicable accounting rules.
Debt Issuance Costs
During 2021, we capitalized $4.7 million of debt issuance costs in connection with the Amended Credit Agreement. During 2019, we capitalized $1.6 million of debt issuance costs primarily attributable to the First Amendment of the Credit Agreement as well costs associated with the issuance of our Senior Notes.

12.	Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. The notional amount of foreign exchange contracts was $3.3 million and $3.3 million at December 31, 2021 and 2020, respectively. All foreign exchange contracts outstanding at December 31, 2021 expired in January of 2022.
The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2021 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In September 2018, we entered into cross currency swap agreements (the "Swap") with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Old Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The Swap agreement matures on September 15, 2022.
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
We have designated the cross currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At December 31, 2021, the fair values of the Swap and the Additional Swap totaled a $8.7 million asset and were recorded within other current assets and other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income (loss) within our cumulative foreign currency translation adjustment, as the swap is effective in hedging the designated risk. Cash flows related to the cross currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

13.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2021	December 31, 2020
	(in millions)
Assets
Time deposits	$—	$4.2
Foreign currency derivatives	8.7	—
Deferred compensation assets	10.9	8.6
	$19.6	$12.8
Liabilities
Deferred compensation liabilities	$11.4	$8.9
Foreign currency derivatives	—	9.5
	$11.4	$18.4
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$976.6	$998.3	$491.3	$520.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but this would be considered a Level 2 computation because the market is not active.

14.	Pensions and Postretirement Benefits
We have non-contributory defined benefit pension plans covering eligible employees in the United States, Mexico, Taiwan and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and, effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006 and benefits for all remaining eligible salaried employees were frozen as of January 1, 2021. Hourly employees’ benefit payments are generally determined using stated amounts for each year of service.
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. Beginning on August 1, 2016, this additional contribution ceased being provided to future hires at the company, but was retained for those employees already receiving it. We recorded $10.6 million, $9.3 million and $11.7 million in expenses in 2021, 2020 and 2019, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. No contributions were made in 2021 or 2019, and in 2020, we contributed $4.0 million, in cash to our U.S. pension plans. The contribution was made in this year in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We do not anticipate making contributions in 2022 to our U.S. defined benefit pension plans and we expect to make total contributions of approximately $0.7 million in 2022 to the foreign pension plans.
The projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $13.9 million and $1.0 million at December 31, 2021, and $15.3 million and $1.2 million at December 31, 2020, respectively. The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $10.1 million and $1.0 million at December 31, 2021, and $11.1 million and $1.2 million at December 31, 2020, respectively.
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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2021 and 2020.

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$350.7	$329.5	$3.8	$4.0
Service cost	1.5	4.5	—	—
Interest cost	9.0	10.4	0.1	0.1
Actuarial loss (gain)	(10.7)	30.5	(0.6)	0.4
Settlements	—	—	(0.1)	(0.6)
Benefits paid	(14.4)	(13.0)	(0.3)	(0.5)
Curtailments	—	(5.1)	—	—
Plan combination (acquisitions/divestitures)	—	(6.8)	—	—
Other	(0.4)	0.7	0.2	0.4
Projected benefit obligations at end of year	335.7	350.7	3.1	3.8

Change in Plan Assets
Fair value of plan assets at beginning of year	353.4	313.5
Actual return on plan assets	12.2	53.5
Administrative expenses	—	(0.7)
Benefits paid	(14.4)	(13.0)
Company contributions	0.3	4.4
Plan combination (acquisitions/divestitures)	—	(4.1)
Other	(0.1)	(0.2)
Fair value of plan assets at end of year	351.4	353.4

Funded Status at End of Year	$15.7	$2.7	$(3.1)	$(3.8)

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$28.6	$16.8	$—	$—
Current liabilities	(0.9)	(0.5)	(0.1)	(0.3)
Long-term liabilities	(12.0)	(13.6)	(3.0)	(3.5)
	$15.7	$2.7	$(3.1)	$(3.8)
Pre-tax charges recognized in accumulated other comprehensive income (loss) as of December 31, 2021 and 2020 consist of:

	Pension Benefits		Other Benefits
	2021	2020	2021	2020
	(in millions)
Net actuarial (gain) loss	$41.7	$47.1	$(0.4)	$0.2
Prior service cost	0.9	0.6	—	—
	$42.6	$47.7	$(0.4)	$0.2
The accumulated benefit obligation for all defined benefit pension plans was $331.9 million and $346.5 million at December 31, 2021 and 2020, respectively. The accumulated postretirement benefit obligation for all other postretirement benefit plans was $3.1 million and $3.8 million at December 31, 2021 and 2020, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2021, 2020 and 2019.

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
	(in millions)
Net Periodic Benefit Cost
Service cost	$1.5	$4.5	$4.4	$—	$—	$0.1
Interest cost	9.0	10.4	12.2	0.1	0.1	0.1
Expected return on plan assets	(18.3)	(18.9)	(15.7)	—	—	—
Amortization of prior service cost	0.1	0.1	0.2	—	—	0.2
Amortization of net loss	0.7	5.2	6.6	0.1	0.2	—
Settlements	—	—	—	—	(1.1)	—
Curtailments	—	0.3	—	—	—	—
Net periodic benefit cost	(7.0)	1.6	7.7	0.2	(0.8)	0.4

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
	(in millions)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	(4.7)	(7.8)	5.8	(0.5)	0.3	(0.1)
Prior service cost	0.4	(0.3)	0.5	—	—	—
Amortization of net loss	(0.7)	(5.2)	(6.6)	(0.1)	(0.2)	—
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	—	—	(0.2)
Settlements	—	—	—	—	1.1	—
Curtailments	—	(0.3)	—	—	—	—
Total recognized in other comprehensive income	(5.1)	(13.7)	(0.5)	(0.6)	1.2	(0.3)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$(12.1)	$(12.1)	$7.2	$(0.4)	$0.4	$0.1
Included in the net periodic benefit cost table above is $0.8 million for the year ended December 31, 2019 representing pension and other postretirement plan service cost related to our former Power Systems segment that is reported in income from discontinued operations in the accompanying Consolidated Statement of Operations for that year.

	Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	3.0%	2.625%	3.375%	3.0%	2.625%	3.375%
Rate of compensation increase	N/A	3.0%	3.0%	N/A	4.0%	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	2.625%	3.375%	4.38%	2.625%	3.375%	4.38%
Expected long-term return on plan assets	5.3%	6.0%	6.0%	—	—	—
Rate of compensation increase	3.0%	3.0%	3.0%	4.0%	4.0%	4.0%
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined with a model that uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 3.0% at December 31, 2021. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2022. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would decrease (increase) pension expense by approximately $0.2 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We use the Pri-2012 base mortality table with the MP-2021 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2021	2020
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2027	2027

Plan Assets
The asset allocation for pension plans at the end of 2021 and 2020, and the target allocation for 2022, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2022	2021	2020
Asset Category
Equity securities	20%	22%	33%
Fixed income	80%	78%	67%
	100%	100%	100%
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
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2021 and 2020 are summarized as follows:

	2021	2020
	(in millions)
Mutual funds – U.S. equity	$46.2	$68.3
Mutual funds – international equity	30.6	46.9
Mutual funds - fixed income treasury and money market	273.5	237.0
Cash equivalents	1.1	1.2
	$351.4	$353.4
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following calendar years:

	Pension Benefits	Other Benefits
	(in millions)
2022	$15.2	$0.1
2023	15.8	1.8
2024	16.9	0.1
2025	18.1	0.1
2026	18.2	0.1
Years 2027 – 2031	98.1	0.5

15.	Shareholders' Equity
We have a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $22.4 million, $21.7 million, and $20.9 million were made during the years ended December 31, 2021, 2020, and 2019, respectively.
In February 2022, our board of directors declared a cash dividend of $0.28 per share payable on March 16, 2022 to shareholders of record at the close of business on March 2, 2022.

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
In October 2020, our board of directors authorized a new two-year program of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under the new authorization.
The shares for all repurchase plans are retired upon purchase.

16.	Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive Income (loss) by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2018	$(10.6)	$(34.9)	$(45.5)
Adoption of new accounting standard	—	(11.5)	(11.5)
Adjusted balance at December 31, 2018	(10.6)	(46.4)	(57.0)
Other comprehensive income (loss) before reclassifications	20.4	(5.1)	15.3
Amounts reclassified from accumulated other comprehensive loss	—	5.3	5.3
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	20.4	0.2	20.6
Balance at December 31, 2019	9.8	(46.2)	(36.4)
Other comprehensive income before reclassifications	21.5	6.0	27.5
Amounts reclassified from accumulated other comprehensive loss	3.4	3.6	7.0
Net current-period other comprehensive income	24.9	9.6	34.5
Less: other comprehensive income attributable to redeemable non-controlling interests	3.0	—	3.0
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	21.9	9.6	31.5
Balance at December 31, 2020	31.7	(36.6)	(4.9)
Other comprehensive income before reclassifications	2.5	3.8	6.3
Amounts reclassified from accumulated other comprehensive loss	12.9	0.7	13.6
Net current-period other comprehensive income	15.4	4.5	19.9
Less: other comprehensive income attributable to redeemable non-controlling interests	0.4	—	0.4
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	15.0	4.5	19.5
Balance at December 31, 2021	$46.7	$(32.1)	$14.6

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2021	2020	2019
	(in millions)
Pension and other postretirement plans adjustments:
Amortization of actuarial losses	$0.8	$5.4	$6.6	(1)
Amortization of prior service costs	0.1	0.1	0.4	(1)
Curtailments	—	0.3	—	(1)
Settlements	—	(1.1)	—	(1)
Total before tax	0.9	4.7	7.0	Income (loss) from continuing operations before income taxes
Tax benefit	(0.2)	(1.1)	(1.7)	Income tax expense
Net of tax	$0.7	$3.6	$5.3	Income (loss) from continuing operations
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$12.9	$3.4	$—	Other (non-operating) income (expense)
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
We have equity compensation plans (the “Plans”) that provide for the delivery of shares pursuant to various market and performance-based incentive awards. As of December 31, 2021, there are 1.0 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plans.
The Plans permit awards of restricted share units to be granted to executives and other key employees. Generally, share units awarded prior to February 2020 vest in three years, while those awarded thereafter vest in equal annual increments over three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. As of December 31, 2021, there was $6.8 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average remaining amortization period of 1.9 years.
Under the terms of the Plans, performance share awards were granted to executives and other key employees during 2021, 2020 and 2019. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional shares may be awarded if objectives are exceeded, but some or all shares may be forfeited if objectives are not met.
Performance shares earned at the end of a performance period, if any, for shares issued in 2019 will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. Performance shares earned at the end of a performance period for shares issued in 2020 and 2021 will be paid in cash, less applicable withholding taxes if the employee chooses. During the performance period, a grantee receives dividend equivalents accrued in cash, and shares are forfeited if a grantee terminates employment, except in the case of retirement.
Compensation expense related to the performance shares payable in stock granted in 2019 is computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted in 2019 are subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards is computed based upon this grant date fair value using the straight-line method over the applicable performance period.
Compensation expense related to the performance shares payable in cash granted in 2021 and 2020 is computed using the fair value of the awards as of December 31, 2021. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation issued for performance share awards granted in 2021 and 2020 is subject to a market conditions based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. Compensation expense for these awards is computed based upon the calculated fair value at the end of the period using the straight-line method over the applicable performance period. The shares will be remeasured and compensation expense will be adjusted based on the current market-based estimate.
The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We issued performance share awards to eligible participants on February 16, 2021, February 18, 2020, and February 11, 2019. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Annual expected dividend yield	Risk free interest rate
Shares granted February 16, 2021
EnPro Industries, Inc.	47.32%	1.40%	0.22%
S&P 600 Capital Goods Index	50.86%	n/a	0.22%
Shares granted February 18, 2020
EnPro Industries, Inc.	31.62%	1.69%	1.37%
S&P 600 Capital Goods Index	34.90%	n/a	1.37%
Shares granted February 11, 2019
EnPro Industries, Inc.	30.72%	1.4%	2.53%
S&P 600 Capital Goods Index	34.36%	n/a	2.53%

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
As of December 31, 2021, there was no remaining unrecognized compensation cost related to nonvested performance share awards to be paid in stock and all outstanding shares had vested. As of December 31, 2021 there was $8.6 million of unrecognized compensation cost related to nonvested performance share awards to be paid in cash and is expected to be recognized over a weighted-average vesting period of 1.7 years.

A summary of award activity under these plans is as follows:

	Restricted Share Units		Performance Shares - Equity		Performance Shares - Liability
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Fair Value at December 31, 2020
Nonvested at December 31, 2018	218,930	$57.87	199,655	$75.87	—	$—
Granted	78,576	68.48	116,342	77.15	—	—
Vested	(78,958)	44.44	(75,312)	49.68	—	—
Forfeited	(6,830)	72.99	(12,130)	82.26	—	—
Achievement level adjustment	—	—	24,105	49.68	—	—
Shares settled for cash	(12,294)	43.85	—	—	—	—
Nonvested at December 31, 2019	199,424	72.72	252,660	81.46	—	—
Granted	97,144	59.27	—	—	95,924	105.91
Vested	(53,163)	68.42	—	—	—	—
Forfeited	(34,890)	71.14	(33,218)	81.91	(2,336)	105.91
Achievement level adjustment	—	—	(132,846)	93.61	—	—
Shares settled for cash	(8,136)	68.35	—	—	—	—
Nonvested at December 31, 2020	200,379	67.83	86,596	77.15	93,588	105.91
Granted	134,895	75.97	—	—	160,206	174.16
Vested	(30,665)	82.14	(49,586)	77.15	—	—
Forfeited	(104,573)	70.59	(6,978)	77.15	(69,272)	177.86
Achievement level adjustment	—	—	(30,032)	77.15	—	—
Shares settled for cash	(16,878)	82.50	—		—	—
Nonvested at December 31, 2021	183,158	$70.07	—	$—	184,522	$177.86

The maximum potential number of shares to be issued at December 31, 2020 is represented by the restricted share units and equity based performance shares at nonvested balance at December 31, 2020. We account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date.
Non-qualified and incentive stock options were granted in 2019, 2020, and 2021. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2021, there was $2.2 million of unrecognized compensation cost related to stock options. No stock options granted in 2019 remained outstanding at December 31, 2021.
The following table provides certain information with respect to stock options as of December 31, 2021:

Range of Exercise Price	Share Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $80.00	68,549	23,163	$53.78	8.16
Over $80.00 and under $90.00	76,222	—	80.66	9.18
Over $90.00	10,265	—	106.10	9.91
Total	155,036	23,163	$70.46	8.78
We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs into this formula include expected term, expected volatility, expected dividend yield, and the risk-free interest rate. We use the closing stock price on the grant date for determining the fair value. This fair value is amortized on a straight line basis over the vesting period. All options issued vest in equal annual increments over three years with the exception of options granted on November 26, 2021 that vest equally at the end of one quarter years, one and one quarter years, and two and one quarter years.

The expected term represents the period that our stock options are expected to be outstanding, and is determined based on historical experience of similar awards, given the contractual terms of the awards, vesting schedules, and expectations of future employee behavior. The fair value of stock options reflects a volatility factor calculated using historical market data for EnPro's common stock. The time frame used was approximated as a six year period from the grant date for all options granted except for those options granted at November 26, 2021 that used a 5.6 year period. The dividend assumption is based on our current expectations for our dividend policy. We base the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option's expected life. When estimating forfeitures, we consider voluntary termination behaviors as well as analysis of actual option forfeitures.
We issued options at various times throughout 2021. The following assumptions were used to estimate the fair value of the 2021 option awards:

	Grant Date
	February 25, 2021	May 4, 2021	May 17, 2021	August 5, 2021	November 26, 2021
Fair-value at grant date (per share)	$27.46	$30.32	$33.53	$29.78	$36.53

Assumptions:
Average expected term	6.0 years	6.0 years	6.0 years	6.0 years	5.6 years
Expected volatility	40.29%	40.37%	40.46%	40.65%	39.51%
Risk-free interest rate	1.02%	1.05%	1.07%	0.87%	0.42%
Expected dividend yield	1.35%	1.24%	1.14%	1.26%	1.74%
The option awards issued in 2020 had a fair value of $13.64 per share and $18.67 per share at the grant dates of February 27, 2020 and August 27, 2020, respectively. The following assumptions were used to estimate the fair value of the 2020 option awards:

	Grant Date
	February 27, 2020	August 27, 2020
Average expected term	6 years	6 years
Expected volatility	31.53%	39.51%
Risk-free interest rate	1.17%	0.42%
Expected dividend yield	1.93%	1.74%

A summary of option activity under the Plans as of December 31, 2021, and changes during the year then ended, is presented below:

	Share Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2020	202,804	$58.91
Granted	162,327	81.96
Exercised	(38,451)	48.32
Forfeited	(171,644)	68.82
Balances at December 31, 2021	155,036	$70.46
The year-end intrinsic value related to stock options is presented below:

	As of and for the Years Ended December 31,
(in millions)	2021	2020	2019
Options outstanding	$6.1	$4.0	$0.5
Options exercisable	$1.3	$0.6	$0.4

We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2021	2020	2019
Compensation expense	$5.0	$5.4	$6.8
Related income tax benefit	$1.4	$1.4	$2.2

Each non-employee director received an annual grant of common stock (or, at the directors election, phantom shares) equal in value to $110,000 in the year ended December 31, 2021. Each non-employee director received an annual grant of phantom shares equal in value to $110,000 in the years ended December 31, 2020 and 2019. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2021, 2020 and 2019 related to these share and phantom share grants was $1.0 million, $0.9 million and $0.9 million, respectively. No cash payments were used to settle phantom shares in 2021, 2020 or 2019.

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
Our Sealing Technologies segment designs, manufactures and sells sealing products, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components. These products are used in a variety of industries, including chemical and petrochemical processing, pulp and paper processing, power generation, food and pharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In many of these industries, performance and durability are vital for safety and environmental protection. Many of our products are used in highly demanding applications, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance.
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
Our Engineered Materials segment includes operations that design, manufacture and sell self-lubricating, non-rolling metal-polymer, engineered plastics, and fiber reinforced composite bearing products, critical service flange gaskets, seals and electrical flange isolation kits used in high-pressure wellhead equipment, flow lines, water injection lines, sour hydrocarbon process applications, and crude oil and natural gas pipeline/transmission line applications. These products are used in a wide range of applications, including the automotive, aerospace, pharmaceutical, pulp and paper, natural gas, health, power generation, machine tools, air treatment, refining, petrochemical and general industrial markets.
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
Segment operating results and other financial data for the years ended December 31, 2021, 2020, and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Sales
Sealing Technologies	$599.8	$636.7	$762.4
Advanced Surface Technologies	247.3	171.2	120.2
Engineered Materials	302.4	275.0	331.3
	1,149.5	1,082.9	1,213.9
Intersegment sales	(7.7)	(8.9)	(8.2)
Total sales	$1,141.8	$1,074.0	$1,205.7

Adjusted Segment EBITDA
Sealing Technologies	$141.4	$131.0	$131.4
Advanced Surface Technologies	73.2	47.1	23.5
Engineered Materials	43.3	32.5	53.7
Total Adjusted Segment EBITDA	$257.9	$210.6	$208.6

Reconciliation of Adjusted Segment EBITDA to income (loss) from continuing operations before income taxes
Adjusted Segment EBITDA	$257.9	$210.6	$208.6
Acquisition and divestiture expenses	(0.4)	(9.6)	(8.4)
Non-controlling interest compensation allocation	(5.3)	(2.9)	(0.5)
Amortization of fair value adjustment to acquisition date inventory	(9.9)	(3.0)	—
Restructuring and impairment expense	(6.0)	(30.6)	(8.7)
Depreciation and amortization expense	(75.6)	(70.7)	(67.9)
Corporate expenses	(62.9)	(37.9)	(36.4)
Interest expense, net	(13.7)	(14.9)	(18.2)
Other income (expense), net	128.3	(67.8)	(64.2)
Income (loss) from continuing operations before income taxes	$212.4	$(26.8)	$4.3

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Net Sales by Geographic Area
United States	$533.5	$555.7	$630.2
Europe	265.8	244.2	301.2
Other foreign	342.5	274.1	274.3
Total	$1,141.8	$1,074.0	$1,205.7

Net sales are attributed to countries based on location of the customer.

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$32.1	$9.8	$6.1	$48.0
Automotive	2.2	0.9	60.4	63.5
Chemical and material processing	72.5	—	42.8	115.3
Food and pharmaceutical	65.1	—	1.5	66.6
General industrial	161.8	25.7	115.2	302.7
Medium-duty/heavy-duty truck	174.3	—	9.6	183.9
Oil and gas	19.0	4.6	61.3	84.9
Power generation	43.6	0.2	3.0	46.8
Semiconductors	14.6	203.6	—	218.2
Other	8.1	2.4	1.4	11.9
Total third-party sales	$593.3	$247.2	$301.3	$1,141.8

	Year Ended December 31, 2020
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$35.5	$8.0	$5.4	$48.9
Automotive	2.1	0.1	55.9	58.1
Chemical and material processing	53.0	—	43.9	96.9
Food and pharmaceutical	52.3	—	1.6	53.9
General industrial	160.7	2.9	88.2	251.8
Medium-duty/heavy-duty truck	241.7	—	6.8	248.5
Oil and gas	20.5	2.1	64.1	86.7
Power generation	43.6	—	7.5	51.1
Semiconductors	14.6	157.1	—	171.7
Other	4.9	0.9	0.6	6.4
Total third-party sales	$628.9	$171.1	$274.0	$1,074.0

	Year Ended December 31, 2019
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$46.9	$10.5	$12.0	$69.4
Automotive	7.0	—	81.5	88.5
Chemical and material processing	48.0	—	48.3	96.3
Food and pharmaceutical	38.8	—	0.9	39.7
General industrial	174.9	1.3	88.6	264.8
Medium-duty/heavy-duty truck	340.9	—	1.2	342.1
Oil and gas	25.2	4.8	83.1	113.1
Power generation	47.7	—	9.5	57.2
Semiconductors	12.2	103.5	—	115.7
Other	13.8	0.1	5.0	18.9
Total third-party sales	$755.4	$120.2	$330.1	$1,205.7

In 2021, we refined the end market classification of certain sales in the Engineered Materials segment for the year ended December 31, 2020. This refinement resulted in a reduction in sales reported in the automotive and power generation markets of approximately $10.4 million and $12.6 million, respectively, with an offsetting increase in the general industrial, medium duty/heavy duty truck, and other markets of approximately, $15.9 million, $6.7 million, and $0.4 million respectively.

Sales to one customer of our Sealing Technologies and Advanced Surface Technologies segments represented approximately $164.6 million and $132.2 million of our consolidated sales for the years ended December 31, 2021 and 2020, respectively. No customer accounted for 10% or more of net sales in 2019.

	Years Ended December 31,
	2021	2020	2019
	(in millions)
Capital Expenditures
Sealing Technologies	$6.3	$8.0	$12.7
Advanced Surface Technologies	8.6	5.3	1.5
Engineered Materials	3.9	4.9	7.4
Corporate	—	0.1	—
Total capital expenditures	$18.8	$18.3	$21.6

Depreciation and Amortization Expense
Sealing Technologies	$30.6	$36.5	$45.0
Advanced Surface Technologies	32.9	20.0	7.0
Engineered Materials	12.1	14.2	15.9
Corporate	0.2	0.1	—
Total depreciation and amortization	$75.8	$70.8	$67.9

	As of December 31,
	2021	2020
	(in millions)
Assets
Sealing Technologies	$697.5	$741.9
Advanced Surface Technologies	1,686.5	768.2
Engineered Materials	160.3	245.8
Corporate	425.5	327.7
	$2,969.8	$2,083.6

Long-Lived Assets
United States	$169.8	$115.9
France	15.8	21.0
Other Europe	14.4	20.3
Other foreign	36.7	37.8
Total	$236.7	$195.0
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 19 sites. At 12 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 2 are sites where we conduct manufacturing operations. Investigations have been completed for 16 sites and are in progress at 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of December 31, 2021 and 2020, we had accrued liabilities aggregating $46.6 million and $42.2 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability at December 31, 2021 was $11.3 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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

Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of our EnPro Holdings, Inc. subsidiary (which, including its corporate predecessors is referred to in this Note 19 as "EnPro Holdings") when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
EnPro Holdings and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, EnPro Holdings withdrew from the Cooperating Parties Group but remains a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision (ROD) as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design. On June 30, 2018, Occidental Chemical Corporation sued over 120 parties, including the Company, in the United States District Court for New Jersey seeking recovery of response costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro. With the ongoing negotiations and estimated remedial costs, we increased our reserve with respect to the Lower Passaic River Study Area by $5.7 million in 2021. With this increase, our reserve for this site at December 31, 2021 was $6.6 million. Further adjustments to our reserve for this site are possible as further information is developed in the course of these discussions.

Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at December 31,

2021 for this site was $13.5 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. As of December 31, 2021, we expect contributions of $3.4 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at December 31, 2021.
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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
	(in millions)
Balance at beginning of year	$6.7	$10.1	$9.4
Charges to expense	0.7	1.4	5.8
Settlements made	(2.5)	(4.8)	(5.1)
Balance at end of year	$4.9	$6.7	$10.1
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
These claims against GST and other subsidiaries were resolved pursuant to a joint plan of reorganization (the "Joint Plan") filed with the Bankruptcy Court which was consummated on July 29, 2017. Under the Joint Plan, GST and EnPro

Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-GST Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-GST Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22.0 million in settlements for non-GST asbestos claims related to the Pre-GST Coverage Block and anticipates further collections once the Trust begins making claims payments on non-GST Claims.
As of December 31, 2021, approximately $3.2 million of available products hazard limits or insurance receivables existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. In the third and fourth quarters of 2021, we received payments of $1.0 million from an insurer in the GST Coverage Block.
We believe that all of the $3.2 million of insurance proceeds will ultimately be collected, although there can be no assurance that the insurance companies will make the payments as and when due. We have billed an insurer in the GST Coverage Block $2.2 million for GST Claims paid by the Trust through November 2021. These amounts are included in Prepaid Expenses and Other Current Assets and Other Assets on our Consolidated Balance Sheet at December 31, 2021.
We also believe that EnPro Holdings will bill, and could collect over time, as much as $10.0 million of insurance coverage for non-GST asbestos claims to reimburse it for Trust payments to non-GST Trust claimants. After EnPro Holdings collects the first approximately $3.0 million of that coverage, remaining collections for non-GST asbestos claims from the Pre-Garlock Coverage Block will be shared equally with the Trust.
GST has received $8.8 million of insurance recoveries from insolvent carriers since 2007 and may receive additional payments from insolvent carriers in the future. No anticipated insolvent carrier collections are included in the $3.2 million of anticipated collections. The insurance available to cover current and future asbestos claims is from comprehensive general liability and excess liability policies that cover EnPro Holdings and certain of its other subsidiaries in addition to GST for periods prior to 1985 and therefore could be subject to potential competing claims of other covered subsidiaries and their assignees.

20.	Discontinued Operations
During the fourth quarter of 2019, we entered into an agreement to sell the Fairbanks Morse division, which comprised our entire Power Systems segment. The sale of Fairbanks Morse to an affiliate of funds managed by private equity firm Arcline Investment Management closed on January 21, 2020 for a sales price of $450.0 million. The pre-tax gain on the disposition of Fairbanks Morse was $274.3 million. We have reported, for all periods presented, the results of operations and cash flows of Fairbanks Morse as discontinued operations in the accompanying financial statements.

For 2020 and 2019, results of operations from Fairbanks Morse were as follows:

	Years Ended December 31,
	2020	2019
	(in millions)
Net sales	$7.6	$284.2
Cost of sales	7.6	216.9
Gross profit	—	67.3
Operating expenses:
Selling, general, and administrative expenses	1.5	28.2
Other	(0.1)	0.8
Total operating expenses	1.4	29.0
Income (loss) from discontinued operations before income taxes	(1.4)	38.3
Income tax benefit (expense)	0.3	(7.8)
Income (loss) from discontinued operations, net of taxes before gain from sale of discontinued operations	(1.1)	30.5
Gain from sale of discontinued operations, net of taxes	209.2	—
Income from discontinued operations, net of taxes	$208.1	$30.5

Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to Fairbanks Morse for corporate services have not been reflected in the above financial statements of discontinued operations and were included as part of our income from continuing operations in the accompanying consolidated financial statements of the company for all periods as they are expected to be in the future. As a result, income before income taxes of Fairbanks Morse has been increased by $2.4 million in 2019 with an offsetting increase in corporate expenses.

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2021, 2020 and 2019
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2021	$4.1	$0.8	$(0.5)	$(0.3)	$4.1
2020	$3.7	$1.7	$(1.4)	$0.1	$4.1
2019	$3.3	$0.8	$(0.1)	$(0.3)	$3.7

(1)Consists primarily of the effect of changes in currency rates.

Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge (credit) to Expense	Divestitures	Other (2)	Balance, End of Year
2021	$6.6	$3.2	$(0.6)	$(0.3)	$8.9
2020	$7.9	$0.8	$(2.3)	$0.2	$6.6
2019	$23.9	$(15.3)	$—	$(0.7)	$7.9

(2)Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.