Form 10-Q
period 2022-03-31
ENPRO INDUSTRIES, INC
filed 2022-05-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2022, there were 20,800,175 shares of common stock of the registrant outstanding, which does not include 180,257 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2022 and 2021
(in millions, except per share amounts)

	2022	2021
Net sales	$328.7	$279.3
Cost of sales	214.1	169.9
Gross profit	114.6	109.4
Operating expenses:
Selling, general and administrative	85.7	80.3
Other	1.5	1.9
Total operating expenses	87.2	82.2
Operating income	27.4	27.2
Interest expense	(7.1)	(4.0)
Interest income	0.2	0.2
Other income (expense)	0.7	(0.1)
Income before income taxes	21.2	23.3
Income tax expense	(4.7)	(5.2)
Net income	16.5	18.1
Less: net income attributable to redeemable non-controlling interests	0.3	0.1
Net income attributable to EnPro Industries, Inc.	$16.2	$18.0
Comprehensive income	$3.8	$9.7
Less: comprehensive loss attributable to redeemable non-controlling interests	(0.7)	(0.4)
Comprehensive income attributable to EnPro Industries, Inc.	$4.5	$10.1
Basic earnings per share attributable to EnPro Industries, Inc.	$0.78	$0.87
Diluted earnings per share attributable to EnPro Industries, Inc.	$0.77	$0.87

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2022 and 2021
(in millions)

	2022	2021
OPERATING ACTIVITIES
Net income	$16.5	$18.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7.9	6.9
Amortization	20.0	11.9
Deferred income taxes	(0.9)	(1.6)
Stock-based compensation	1.5	1.7
Other non-cash adjustments	2.2	3.6
Change in assets and liabilities, net of effects of divestitures of businesses:
Accounts receivable, net	(19.8)	(19.8)
Inventories	(0.6)	(0.9)
Accounts payable	8.9	4.3
Other current assets and liabilities	(6.8)	(2.3)
Other non-current assets and liabilities	1.8	(1.6)
Net cash provided by operating activities	30.7	20.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(3.8)	(6.2)
Proceeds from (payments for) sale of businesses, net	0.4	(2.3)
Other	(0.1)	0.2
Net cash used in investing activities	(3.5)	(8.3)
FINANCING ACTIVITIES
Proceeds from debt	4.5	—
Repayments of debt	(52.4)	(1.0)
Dividends paid	(5.9)	(5.7)
Other	(6.6)	(1.4)
Net cash used in financing activities	(60.4)	(8.1)
Effect of exchange rate changes on cash and cash equivalents	(11.5)	(1.1)
Net increase (decrease) in cash and cash equivalents	(44.7)	2.8
Cash and cash equivalents at beginning of period	338.1	229.5
Cash and cash equivalents at end of period	$293.4	$232.3

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$0.1	$(2.3)
Income taxes, net	$1.7	$4.8
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.3	$1.0

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$293.4	$338.1
Accounts receivable, net	196.4	177.0
Inventories	164.0	160.0
Prepaid expenses and other current assets	38.3	37.9
Total current assets	692.1	713.0
Property, plant and equipment, net	231.3	236.7
Goodwill	948.2	953.2
Other intangible assets, net	887.7	913.4
Other assets	153.5	153.5
Total assets	$2,912.8	$2,969.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$13.6	$12.7
Short-term debt	149.5	149.3
Accounts payable	90.9	81.9
Accrued expenses	137.7	135.2
Total current liabilities	391.7	379.1
Long-term debt	915.3	963.9
Deferred taxes and non-current income taxes payable	166.3	167.3
Other liabilities	128.9	142.8
Total liabilities	1,602.2	1,653.1
Commitments and contingencies
Redeemable non-controlling interests	49.3	50.1
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,980,432 shares in 2022 and 20,915,793 shares in 2021	0.2	0.2
Additional paid-in capital	299.6	303.6
Retained earnings	959.8	949.4
Accumulated other comprehensive income	2.9	14.6
Common stock held in treasury, at cost – 180,576 shares in 2022 and 180,848 shares in 2021	(1.2)	(1.2)
Total shareholders’ equity	1,261.3	1,266.6
Total liabilities and equity	$2,912.8	$2,969.8

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview and Basis of Presentation
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro,” or the “Company”) is a leader in designing, developing, manufacturing, servicing, and marketing proprietary engineered industrial products and serves a wide variety of customers in diverse industries around the world. Over the past several years, we have executed several strategic initiatives to change the portfolio of businesses that we operate to focus on industrial technology-related businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries.
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2021. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2021 included within our annual report on Form 10-K.
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
2.    Acquisition
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

The following pro forma condensed consolidated financial results of operations for EnPro are presented as if the acquisition had been completed prior to 2021:

	Three Months Ended March 31,
(in millions)	2022	2021
Pro forma net sales	$328.7	$322.2
Pro forma net income	$25.2	$22.1
These amounts have been calculated after applying our accounting policies and adjusting the results of NxEdge to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied prior to 2021 as well as additional interest expense to reflect financing required, together with the corresponding tax effects. The supplemental pro forma net income for the three months ended March 31, 2022 was adjusted to exclude $11.6 million of pre-tax costs related to the amortization of the backlog intangible asset, the amortization of the fair-value adjustment to acquisition date inventory and additional transaction-related expenses incurred during the period. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of this acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred prior to 2021, or of future results of the consolidated entities.
We continue to evaluate the purchase price allocation of this acquisition, primarily the value of certain tangible and intangible assets and the related tax impacts, and, in accordance with applicable accounting guidance, we may revise the amounts initially recognized until these estimates are final. We expect to finalize these estimates no later than the fourth quarter of 2022.
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

The effective tax rates for the three months ended March 31, 2022 and 2021 were 22.3% and 22.2%, respectively. The effective tax rate for the three months ended March 31, 2022 is primarily the result of higher tax rates in most foreign jurisdictions partially offset by excess tax benefits related to share-based payment awards. The effective tax rate for the three months ended March 31, 2021 is primarily the result of higher tax rates in most foreign jurisdictions and an increase in valuation allowances related to certain net operating losses and tax attributes offset by the settlement of a state tax audit.
4.    Earnings Per Share

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$16.5	$18.1
Less: net income attributable to redeemable non-controlling interests	0.3	0.1
Net income attributable to EnPro Industries, Inc.	$16.2	$18.0
Denominator:
Weighted-average shares – basic	20.8	20.6
Share-based awards	0.1	0.1
Weighted-average shares – diluted	20.9	20.7
Basic earnings per share attributable to EnPro Industries, Inc.	$0.78	$0.87
Diluted earnings per share attributable to EnPro Industries, Inc.	$0.77	$0.87

5.    Inventories

	March 31, 2022	December 31, 2021
	(in millions)
Finished products	$57.8	$56.8
Work in process	37.8	41.8
Raw materials and supplies	74.0	66.2
	169.6	164.8
Reserve to reduce certain inventories to LIFO basis	(5.6)	(4.8)
Total inventories	$164.0	$160.0
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

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2022, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
	(in millions)
Goodwill as of December 31, 2021	279.4	668.7	5.1	$953.2
Acquisition of business	—	(0.6)	—	(0.6)
Foreign currency translation	(0.5)	(3.9)	—	(4.4)
Goodwill as of March 31, 2022	$278.9	$664.2	$5.1	$948.2

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $108.7 million for the Engineered Materials segment as of March 31, 2022 and December 31, 2021.
Identifiable intangible assets are as follows:

	As of March 31, 2022		As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$530.1	$172.2	$536.5	$166.0
Existing technology	480.6	58.3	480.8	49.5
Trademarks	70.5	26.0	70.9	24.9
Other	41.2	24.8	41.4	22.4
	1,122.4	281.3	1,129.6	262.8
Indefinite-Lived:
Trademarks	46.6	—	46.6	—
Total	$1,169.0	$281.3	$1,176.2	$262.8
Amortization for the three months ended March 31, 2022 and 2021 were $19.8 million and $11.3 million, respectively.
7.    Accrued Expenses

	March 31, 2022	December 31, 2021
	(in millions)
Salaries, wages and employee benefits	$45.0	$60.5
Interest	9.8	4.9
Environmental	17.2	11.3
Income taxes	15.2	10.6
Taxes other than income taxes	11.8	9.4
Operating lease liabilities	9.9	10.0
Other	28.8	28.5
	$137.7	$135.2

8.     Long-Term Debt
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

The Amended Credit Agreement provides for credit facilities in the initial aggregate principal amount of $1,007.5 million, consisting of a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”), a $142.5 million senior secured term loan facility in replacement of our existing senior secured term loan facility, maturing September 25, 2024 (the “Term Loan A-1 Facility”), a five-year, senior secured term loan facility of $315.0 million (the “Term Loan A-2 Facility”) and a 364-day, senior secured term loan facility of $150.0 million (the “364-Day Facility” and together with the Revolving Credit Facility, the Term Loan A-1 Facility and the Term Loan A-2 Facility, the “Facilities”). The Amended Credit Agreement also provides that we may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $275.0 million and 100% of consolidated EBITDA for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio. The Amended Credit Agreement became effective on December 17, 2021.

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of March 31, 2022.
The borrowing availability under our Revolving Credit Facility at March 31, 2022 was $258.6 million after giving consideration to $11.4 million of outstanding letters of credit and $130.0 million of outstanding borrowings. The balance of our outstanding Term Loan A-1 Facility, Term Loan A-2 Facility and 364-Day Facility at March 31, 2022 was $140.6 million, $313.0 million and $150.0 million, respectively.

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
The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further requires us to apply the net cash proceeds of certain asset sales not reinvested in acquisitions, or used to repay or otherwise reduce specified indebtedness within a specified period, in the event of the net proceeds exceeding a specified amount, to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest.
9.    Pensions
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the three months ended March 31, 2022 and 2021, are as follows:

	2022	2021
	(in millions)
Service cost	$0.4	$0.4
Interest cost	2.4	2.3
Expected return on plan assets	(3.3)	(4.6)
Amortization of net loss	0.1	0.1
Net periodic benefit cost (benefit)	$(0.4)	$(1.8)

No contributions were made in the three months ended March 31, 2022 to our U.S. defined benefit pension plans and we do not anticipate making contributions in 2022 to these plans.

10.    Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2022 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2021	20.7	$0.2	$303.6	$949.4	$14.6	$(1.2)	$1,266.6	$50.1
Net income	—	—	—	16.2	—	—	16.2	0.3
Other comprehensive loss	—	—	—	—	(11.7)	—	(11.7)	(1.0)
Dividends ($0.28 per share)	—	—	—	(5.8)	—	—	(5.8)	—
Incentive plan activity	0.1	—	(4.1)	—	—	—	(4.1)	—
Other	—	—	0.1	—	—	—	0.1	(0.1)
Balance, March 31, 2022	20.8	$0.2	$299.6	$959.8	$2.9	$(1.2)	$1,261.3	$49.3
Changes in shareholders' equity for the three months ended March 31, 2021 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance,December 31, 2020	20.5	$0.2	$289.6	$794.8	$(4.9)	$(1.2)	$1,078.5	$48.4
Net income	—	—	—	18.0	—	—	18.0	0.1
Other comprehensive loss	—	—	—	—	(7.9)	—	(7.9)	(0.5)
Dividends ($0.27 per share)	—	—	—	(5.7)	—	—	(5.7)	—
Incentive plan activity	0.1	—	1.2	—	—	—	1.2	—
Other	—	—	(0.1)	(3.1)	—	—	(3.2)	3.2
Balance, March 31, 2021	20.6	$0.2	$290.7	$804.0	$(12.8)	$(1.2)	$1,080.9	$51.2
We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $5.9 million were made during the three months ended March 31, 2022.
In April 2022, our board of directors declared a dividend of $0.28 per share, payable on June 15, 2022 to all shareholders of record as of June 1, 2022.
In October 2020, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under this authorization.
In February 2022, we issued stock options to certain key executives for 0.1 million common shares with an exercise price of $106.54 per share. The options vest pro-rata on the first, second and third anniversaries of the grant date, subject to continued employment. No options have a term greater than 10 years.
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

The option awards issued in 2022 had a fair value of $39.07 per share at their grant date. The following assumptions were used to estimate the fair value of the 2022 option awards:

Average expected term	6 years
Expected volatility	39.88%
Risk-free interest rate	1.89%
Expected dividend yield	1.05%
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
Segment operating results and other financial data for the three months ended March 31, 2022 and 2021 were as follows:

	2022	2021
	(in millions)
Sales
Sealing Technologies	$153.6	$146.5
Advanced Surface Technologies	116.7	54.7
Engineered Materials	59.0	80.4
	329.3	281.6
Intersegment sales	(0.6)	(2.3)
Total sales	$328.7	$279.3

Adjusted Segment EBITDA
Sealing Technologies	$33.5	$33.9
Advanced Surface Technologies	34.9	17.3
Engineered Materials	9.2	12.6
	$77.6	$63.8

Reconciliation of Adjusted Segment EBITDA to income before income taxes
Adjusted Segment EBITDA	$77.6	$63.8
Acquisition and divestiture expenses	(0.2)	(0.1)
Non-controlling interest compensation allocation	0.9	(1.6)
Amortization of fair value adjustment to acquisition date inventory	(10.3)	(2.4)
Restructuring and impairment expense	(0.4)	(1.8)
Depreciation and amortization expense	(27.9)	(18.8)
Corporate expenses	(13.4)	(11.6)
Interest expense, net	(6.9)	(3.8)
Other income (expense), net	1.8	(0.4)
Income before income taxes	$21.2	$23.3

Segment assets are as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Sealing Technologies	$705.3	$697.5
Advanced Surface Technologies	1,652.9	1,686.5
Engineered Materials	169.8	160.3
Corporate	384.8	425.5
	$2,912.8	$2,969.8

Backlog

As of March 31, 2022, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $394.1 million. Approximately 90% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$8.1	$2.0	$3.2	$13.3
Automotive	0.7	0.2	15.4	16.3
Chemical and material processing	20.3	—	—	20.3
Food and pharmaceutical	19.0	—	—	19.0
General industrial	42.0	6.5	31.1	79.6
Medium-duty/heavy-duty truck	44.8	—	2.2	47.0
Oil and gas	5.1	0.6	6.1	11.8
Power generation	10.4	0.1	0.7	11.2
Semiconductors	1.3	106.0	—	107.3
Other	1.8	1.1	—	2.9
Total third-party sales	$153.5	$116.5	$58.7	$328.7

	Three Months Ended March 31, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$6.7	$1.5	$1.3	$9.5
Automotive	0.4	0.3	18.7	19.4
Chemical and material processing	17.6	—	10.5	28.1
Food and pharmaceutical	16.4	—	0.5	16.9
General industrial	42.7	6.4	30.2	79.3
Medium-duty/heavy-duty truck	38.9	—	2.8	41.7
Oil and gas	4.2	0.7	14.9	19.8
Power generation	11.1	—	0.9	12.0
Semiconductors	4.7	44.9	—	49.6
Other	1.8	0.9	0.3	3.0
Total third-party sales	$144.5	$54.7	$80.1	$279.3
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
We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At March 31, 2022, the fair value of the Swap and the Additional Swap equaled $10.7 million and $2.9 million and were recorded within our other current assets and other (non-current) assets, respectively, on the Consolidated Balance Sheet.The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparties, which will be included in investing activities.

13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2022	December 31, 2021
	(in millions)
Assets
Foreign currency derivatives	13.6	8.7
Deferred compensation assets	11.0	10.9
	$24.6	$19.6
Liabilities
Deferred compensation liabilities	$11.6	$11.4
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 since their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$928.9	$942.3	$976.6	$998.3
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income by component (after tax) for the three months ended March 31, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$46.7	$(32.1)	$14.6
Other comprehensive loss before reclassifications	(12.8)	—	(12.8)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.1
Net current-period other comprehensive income (loss)	(12.8)	0.1	(12.7)
Less: other comprehensive loss attributable to redeemable non-controlling interests	(1.0)	—	(1.0)
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(11.8)	0.1	(11.7)
Ending balance	$34.9	$(32.0)	$2.9

Changes in accumulated other comprehensive loss by component (after tax) for the three months ended March 31, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$31.7	$(36.6)	$(4.9)
Other comprehensive loss before reclassifications	(8.5)	—	(8.5)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Net current-period other comprehensive income (loss)	(8.5)	0.1	(8.4)
Less: other comprehensive loss attributable to redeemable non-controlling interests	(0.5)	—	(0.5)
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(8.0)	0.1	(7.9)
Ending balance	$23.7	$(36.5)	$(12.8)
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Statement of Operations Caption
(in millions)	2022	2021
Pension and other postretirement plans adjustments:
Actuarial losses	$0.1	$0.1	(1)
Total before tax	0.1	0.1	Income before income taxes
Tax benefit	—	—	Income tax expense
Net of tax	$0.1	$0.1	Net income
(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations captions are other income (expense) (See Note 9, “Pensions"” for additional details).
15.    Commitments and Contingencies
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of March 31, 2022 and December 31, 2021, we had accrued liabilities aggregating $46.0 million and $46.6 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability at March 31, 2022 was $17.2 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of EnPro Holdings when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro. Our reserve for this site at March 31, 2022 was $6.6 million. Further adjustments to our reserve for this site are possible as further information is developed in the course of these discussions.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at March 31, 2022 for this site was $13.4 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $3.4 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at March 31, 2022.
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

Changes in the product warranty liability for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021
	(in millions)
Balance at beginning of year	$4.9	$6.7
Net charges to expense	0.3	0.5
Settlements made	(0.7)	(0.4)
Balance at end of period	$4.5	$6.8
Asbestos Insurance Receivables
Asbestos litigation claims against certain of our subsidiaries, including Garlock Sealing Technologies, LLC ("GST"), were resolved pursuant to the joint plan of reorganization (the "Joint Plan") filed in proceedings under Chapter 11 of the United States Bankruptcy Code that was consummated on July 29, 2017. Under the Joint Plan, GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-GST Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-GST Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims related to the Pre-GST Coverage Block and anticipates further collections once the Trust begins making claims payments on non-GST Claims. We believe that EnPro Holdings will bill, and could collect over time, as much as $10 million of insurance proceeds for non-GST asbestos claims to reimburse it for Trust payments to non-GST Trust claimants. After EnPro Holdings collects the first approximately $3 million of that coverage, remaining collections for non-GST asbestos claims from the Pre-GST Coverage Block will be shared equally with the Trust.
As of March 31, 2022, approximately $1.0 million of available products hazard limits or insurance receivables (included in Other Assets on our Consolidated Balance Sheet) existed under primary and excess general liability insurance policies other than the Pre-GST Coverage Block (the "GST Coverage Block") from solvent carriers, which we believe is available to cover contributions made to the Trust under the Joint Plan as the Trust uses those contributions to pay GST asbestos claims covered by policies in the GST Coverage Block. There are specific agreements in place with carriers regarding the remaining available coverage. We received payments of $2.2 million from an insurer in the GST Coverage Block in the first quarter of 2022.
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
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021, which include:

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
•the impact of geopolitical activity on those markets, including instabilities associated with the armed conflict in Ukraine;
•prices and availability of raw materials, including as a result of the COVID-19 pandemic or governmental sanctions imposed in response to the commencement or continuation of armed hostilities;
•uncertainties with respect to our ability to achieve anticipated growth within the semiconductor, life sciences, and other technology-enabled markets;
•the impact of fluctuations in relevant foreign currency exchange rates or unanticipated increases in applicable interest rates;
•unanticipated delays or problems in introducing new products;
•the impact of any labor disputes
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
Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted net income attributable to EnPro Industries, Inc., adjusted diluted earnings per share attributable to EnPro Industries, Inc., adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures"
We believe non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, these non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, the non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.

Overview
Overview. We design, develop, manufacture, service and market proprietary engineered industrial products. We have 19 primary manufacturing and service facilities located in 7 countries, including the United States. Over the past several years, we have executed strategic initiatives to enhance the portfolio of businesses that we operate to focus on industrial technology-related businesses with leading technologies, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds. These initiatives have increased our ability to provide solutions to the semiconductor, life sciences, and other technology-related industries.
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
COVID-19 Impacts. COVID-19 continues to significantly impact the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, have had and may continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Because of uncertainties with respect to the continuing severity and duration of the COVID-19 outbreak, which may vary significantly in different regions of the world and could be impacted by new variants, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts abate in different regions, we cannot predict with precision the extent and duration of any future changes in demand for our products and services due to COVID-19 impacts and the consequent impact on our business and financial results.

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
Highlights. Financial highlights for the three months ended March 31, 2022 and 2021 are as follows:

	2022	2021
	(in millions, except per share data)
Net sales	$328.7	$279.3
Net income attributable to EnPro Industries, Inc.	$16.2	$18.0
Diluted earnings per share attributable to EnPro Industries, Inc.	$0.77	$0.87
Adjusted income attributable to EnPro Industries, Inc.[1]	$38.3	$28.3
Adjusted diluted earnings per share attributable to EnPro Industries, Inc.[1]	$1.83	$1.37
Adjusted EBITDA [1]	$67.9	$52.0
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.
We delivered strong first quarter sales results driven by continued momentum in our Sealing Technologies and Advanced Surface Technologies segments, despite continued inflationary pressures and supply chain constraints. Our strong results were driven by sales growth in our semiconductor market, including the contribution of NxEdge, as well as in our heavy-duty truck, aerospace, food and pharmaceuticals markets.
Our increased Adjusted EBITDA compared to the prior-year period was driven primarily by the addition of NxEdge, operating leverage on organic sales growth and pricing initiatives, partially offset by inflationary raw material costs, rising labor expenses and the impact of divestitures completed in 2021.
In connection with our growth strategy, we will continue to evaluate making additional acquisitions to take advantage of opportunities that arise. We will consider making additional divestitures over time, and under the right circumstances, to further our long-term strategic goals of refocusing our portfolio on businesses with leading technology, compelling margins, strong cash flow, and high levels of recurring revenue that serve markets with favorable secular tailwinds.

Results of Operations

	Three Months Ended March 31,
	2022	2021
	(in millions)
Sales
Sealing Technologies	$153.6	$146.5
Advanced Surface Technologies	116.7	54.7
Engineered Materials	59.0	80.4
	329.3	281.6
Intersegment sales	(0.6)	(2.3)
Net sales	$328.7	$279.3

Net income attributable to EnPro Industries, Inc.	$16.2	$18.0

Adjusted Segment EBITDA
Sealing Technologies	$33.5	$33.9
Advanced Surface Technologies	34.9	17.3
Engineered Materials	9.2	12.6
Total Adjusted Segment EBITDA	$77.6	$63.8

Reconciliation of Adjusted Segment EBITDA to net income attributable to EnPro Industries, Inc.
Adjusted Segment EBITDA	$77.6	$63.8
Acquisition and divestiture expenses	(0.2)	(0.1)
Non-controlling interest compensation allocation	0.9	(1.6)
Amortization of fair value adjustment to acquisition date inventory	(10.3)	(2.4)
Restructuring and impairment expense	(0.4)	(1.8)
Depreciation and amortization expense	(27.9)	(18.8)
Corporate expenses	(13.4)	(11.6)
Interest expense, net	(6.9)	(3.8)
Other income (expense), net	1.8	(0.4)
Income before income taxes	21.2	23.3
Income tax expense	(4.7)	(5.2)
Net income	16.5	18.1
Less: net income attributable to redeemable non-controlling interests	0.3	0.1
Net income attributable to EnPro Industries, Inc.	$16.2	$18.0
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
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 with the exception of $1.4 million and $1.8 million, respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the three months ended March 31, 2022 and 2021 includes $(1.2) million and $0.2 million, respectively, of miscellaneous expenses (income) that are either not associated with a particular segment or not considered part of administering the corporate functions. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Sales of $328.7 million in the first three months of 2022 increased 17.7% from $279.3 million in the first three months of 2021. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	5.8%	(1.6)%	13.5%	17.7%
Sealing Technologies	(7.3)%	(2.0)%	14.1%	4.8%
Advanced Surface Technologies	93.7%	—%	19.6%	113.3%
Engineered Materials	(30.9)%	(2.2)%	6.5%	(26.6)%

Following are the key effects of acquisitions and divestitures on sales for the first three months of 2022 compared to the same period in 2021:

•Acquisition of NxEdge (Advanced Surface Technologies) in December 2021
•Divestiture of Compressor Products International (Engineered Materials) in December 2021
•Divestiture of the polymer components business unit (Sealing Technologies), which was principally located in Houston, in September 2021
Following is a discussion of operating results for each segment during the first three months of 2022:

Sealing Technologies. Sales of $153.6 million in the first three months of 2022 reflect a 4.8% increase compared to the $146.5 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($2.8 million) on our 2022 sales and the sales from businesses that have since been divested ($9.3 million) from 2021 results, sales were up 14.1% or $19.3 million. This increase was driven by strong demand in heavy-duty truck, food and pharmaceutical, aerospace, and general industrial markets.

Adjusted Segment EBITDA of $33.5 million in the first three months of 2022 decreased 1.2% from $33.9 million reported in the same period of 2021. Segment AEBITDA margins for the segment decreased from 23.1% in the first three months of 2021 to 21.8% in the first three months of 2022. Excluding the unfavorable foreign exchange translation ($0.7 million) and the Segment AEBITDA earned from businesses that have since been divested ($1.7 million) from 2021 results, Adjusted Segment EBITDA increased 6.2%, or $2.0 million, to $34.3 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($7.6 million) and increased sales volume, net of product mix ($4.6 million), partially offset by increased manufacturing costs ($7.0 million) mainly due to steel and other material costs increases in our heavy-duty trucking business, increased incentive compensation ($0.5 million), higher personnel costs in selling, general, and administrative costs ($2.3 million), and increased travel-related expense ($0.4 million).

Advanced Surface Technologies. Sales of $116.7 million in the first three months of 2022 reflect a 113.3% increase compared to the $54.7 million reported in the same period of 2021. While the impact of foreign exchange translation period to period was negligible for the current period, excluding the sales from a recent acquisition ($51.2 million) from the result of the first quarter of 2022, sales were up 19.6% or $10.7 million. This increase was driven primarily by stronger demand in the semiconductor market.

Adjusted Segment EBITDA of $34.9 million in the first three months of 2022 increased 101.7% from $17.3 million reported in the comparable period of 2021. Segment AEBITDA margins for the segment decreased from 31.6% in the first three months of 2021 to 29.9% in the first three months of 2022. While the impact of foreign exchange translation period to period was negligible for the current period, excluding the Segment AEBITDA contributed from a business recently acquired ($18.2 million) from our 2022 results, Adjusted Segment EBITDA decreased $0.6 million, or 3.5%, to $16.7 million. The decrease in Adjusted Segment EBITDA was driven by increased operating expenses supporting the development of advanced optical filter applications and growth investments in semiconductor supporting capacity expansion in both the United States and Taiwan ($5.1 million), partially offset by increased pricing ($0.9 million) and higher sales volume ($3.7 million).

Engineered Materials. Sales in the first three months of 2022 decreased 26.6% to $59.0 million from $80.4 million reported in the same period of 2021. Excluding the impact of unfavorable foreign exchange translation ($1.8 million) and the sales from a business that has since been divested ($23.2 million), sales were up 6.5% or $3.7 million, primarily due to stronger demand in general industrial, aerospace, and oil and gas markets, partially offset by a lag in automotive market as supply chain-related customer delays continue.

Adjusted Segment EBITDA in the first three months of 2022 was $9.2 million compared to Segment EBITDA of $12.6 million in the first three months of 2021, a decrease of $3.4 million, or 27.0%. Adjusted Segment EBITDA margins for the segment were 15.6%, which was a decrease from 15.7% in the first three months of 2021. Excluding the impact of unfavorable foreign exchange translation ($0.3 million) and the Segment AEBITDA contributed from a business that has since been divested ($2.7 million), Segment AEBITDA decreased $0.4 million, or 4.0%, primarily due to increased manufacturing costs driven by higher material prices ($3.0 million) offset by favorable pricing ($1.9 million) and decreased incentive compensation costs ($0.6 million).

Corporate expenses for the first three months of 2022 increased $1.8 million as compared to the same period in 2021. The increase was driven primarily by corporate restructuring charges in 2022 ($1.0 million) and increased consulting cost in support of recent acquisition and divestiture activity ($1.5 million), partially offset by lower incentive compensation costs ($1.0 million).

Interest expense, net in the first three months of 2022 increased $3.1 million from 2021 primarily due to increased outstanding debt in 2022 as a result of indebtedness incurred to fund the recent NxEdge acquisition.

Other income, net in the first three months of 2022 increased by $2.2 million as compared to other expense reported in the same period of 2021, primarily due to $1.3 million net foreign exchange gains and $1.8 million less losses on sales of businesses recorded in 2022 compared to 2021, partially offset by less pension income from non-service costs ($1.4 million)

The effective tax rates for the three months ended March 31, 2022 and 2021 were 22.3% and 22.2%, respectively. The effective tax rate for the three months ended March 31, 2022 is primarily the result of higher tax rates in most foreign jurisdictions partially offset by excess tax benefits related to share-based payment awards. The effective tax rate for the three months ended March 31, 2021 is primarily the result of higher tax rates in most foreign jurisdictions and an increase in valuation allowances related to certain net operating losses and tax attributes offset by the settlement of a state tax audit.
Net income attributable to EnPro Industries, Inc. was $16.2 million, or $0.77 per share, in the first three months of 2022 compared to net income attributable to EnPro Industries, Inc. of $18.0 million, or $0.87 per share, in the same period of 2021. Earnings per share is expressed on a diluted basis.

Liquidity and Capital Resources
Cash requirements for, but not limited to, working capital, capital expenditures, acquisitions, and debt repayments have been funded from cash balances on hand. We continue to consider acquisition opportunities that align with our long-term strategic goals of refocusing our portfolio on businesses with compelling margins, leading technology, high cash flow return on investment, and favorable secular tailwinds. It is possible our cash requirements for one or more acquisition opportunities could exceed our available cash balance at the time of closing. Should we need additional capital, we believe we will have access to necessary resources, including the resources discussed in this section under the heading “Capital Resources.”

As of March 31, 2022, we held $277.8 million of our $293.4 million cash and cash equivalents outside of the United States. Because of the transition tax and tax on the global intangible low-taxed income provisions of the U. S. Tax Cuts and Jobs Act, undistributed earnings of our foreign subsidiaries totaling $276.2 million at March 31, 2022 have been subjected to U.S. income tax.

During the first quarter of 2022 we repatriated $42.9 million which was utilized to paydown our U.S.-based indebtedness and reduce our interest expense. We have targeted the repatriation of an additional $125 million by December 31, 2022 for further unscheduled paydowns of our indebtedness.

Cash Flows
Operating activities provided $30.7 million of cash in the first three months of 2022 and $20.3 million of cash in the first three months of 2021. The year-over-year increase was primarily driven by increased revenue, less cash taxes paid in the first three months of 2022, and increased insurance receipts in the first three months of 2022 related to legacy claims.
Investing activities used $3.5 million of cash in the first three months of 2022 compared to $8.3 million of cash used during the first three months of 2021. This change is driven by cash proceeds in the current quarter from the sale of businesses and less purchases of property, plant, and equipment in the first quarter of 2022.
Financing activities used $60.4 million of cash in the first three months of 2022, primarily from $47.9 million in net repayments of debt, primarily related to payments on our revolving credit facility and $5.9 million used for dividends paid. Financing activities in the first three months of 2021 used $8.1 million, primarily from $5.7 million used for dividends paid and $1.0 million in repayments of debt.
Capital Resources
Senior Secured Credit Facilities. On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company and EnPro Holdings, as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Amended Credit Agreement amends, restates and replaces the Second Amended and Restated Credit Agreement dated as of June 28, 2018, as amended, among the Company and EnPro Holdings as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

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
•65% of the capital stock of any first tier foreign subsidiary of the Company and its domestic subsidiaries (other than unrestricted or inactive subsidiaries); and
•substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash, but excluding real estate interests) of the Company and its domestic, consolidated subsidiaries (other than unrestricted or inactive subsidiaries)
The Amended Credit Agreement contains certain financial covenants and required financial ratios, including:
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

We were in compliance with all covenants the Amended Credit Agreement as of March 31, 2022.
The borrowing availability under our Revolving Credit Facility at March 31, 2022 was $258.6 million after giving consideration to $11.4 million of outstanding letters of credit and $130.0 million of outstanding borrowings. The balance of our outstanding Term Loan A-1 Facility, Term Loan A-2 Facility and 364-Day Facility at March 31, 2022 was $140.6 million, $313.0 million and $150.0 million, respectively.

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

At March 31, 2022, we were in compliance with all of the covenants of the indenture governing the Senior Notes.

Share Repurchase Program. In October 2020, our board of directors authorized the expenditure of up to $50 million for the repurchase of our outstanding common shares through October 2022. No repurchases have been made under this program.

Critical Accounting Estimates
Please refer to "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the fiscal year ended December 31, 2021, for a discussion of our critical accounting estimates, which is incorporated here by reference
Contingencies
A description of our contingencies is included in Note 15 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at March 31, 2022 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the three months ended March 31, 2022 were as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
Net sales	$222.7
Gross profit	61.5
Net loss attributable to EnPro Industries, Inc.	(4.1)
Comprehensive income attributable to EnPro Industries, Inc.	$0.8

The summarized balance sheet at March 31, 2022 was as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$286.4
Non-current assets	1,692.5
Total assets	$1,978.9
LIABILITIES AND EQUITY
Current liabilities	$307.9
Non-current liabilities	1,131.4
Total liabilities	1,439.3
Redeemable non-controlling interests	49.3
Shareholders’ equity	490.3
Total liabilities and equity	$1,978.9
The table above reflects $13.1 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $4.6 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities.
The summarized results of operations for the year ended December 31, 2021 were as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
Net sales	$679.1
Gross profit	210.9
Net income attributable to EnPro Industries, Inc.	26.0
Comprehensive income attributable to EnPro Industries, Inc.	$42.7

The summarized balance sheet at December 31, 2021 was as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$286.7
Non-current assets	1,711.1
Total assets	$1,997.8
LIABILITIES AND EQUITY
Current liabilities	$299.9
Non-current liabilities	1,191.9
Total liabilities	1,491.8
Redeemable non-controlling interests	50.1
Shareholders’ equity	455.9
Total liabilities and equity	$1,997.8

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

Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures

We believe that it would be helpful to the readers of the financial statements to understand the impact of certain selected items on our reported net income attributable to EnPro Industries, Inc., diluted earnings per share attributable to EnPro Industries, Inc., and total adjusted segment EBITDA, including items that may recur from time to time. The items adjusted for in these non-GAAP financial measures are those that are excluded by management in budgeting or projecting for performance in future periods, as they typically relate to events specific to the period in which they occur. Accordingly, these are some of the factors the company uses in internal evaluations of the overall performance of its businesses. In addition, management believes these non-GAAP financial measures are commonly used financial measures for investors to evaluate the company’s operating performance and, when read in conjunction with the company’s consolidated financial statements, present a useful tool to evaluate the company’s ongoing operations and performance from period to period. Management acknowledges that there are many items that impact a company’s reported results and the adjustments reflected in these non-GAAP financial measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures are not necessarily comparable to similarly titled measures used by other companies.

The following presents a reconciliation of (i) net income attributable to EnPro Industries, Inc. to adjusted net income attributable to EnPro Industries, Inc. and adjusted diluted earnings per share and (ii) net income attributable to EnPro Industries, Inc. to adjusted EBITDA for the three months ended March 31, 2022 and 2021.

Reconciliation of Net Income Attributable to EnPro Industries, Inc. to Adjusted Net Income Attributable to EnPro Industries, Inc. and Adjusted Diluted Earnings Per Share

Dollars in Millions, Except Per Share Amounts	Three Months Ended March 31,
	2022				2021
	$	Average common shares outstanding, diluted (millions)	Per Share		$	Average common shares outstanding, diluted (millions)	Per Share
Net income attributable to EnPro Industries, Inc.	$16.2	20.9	$0.77		$18.0	20.7	$0.87
Net income from redeemable non-controlling interests	0.3				0.1
Income tax expense	4.7				5.2
Income before income taxes	21.2				23.3

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	1.6				—
Non-controlling interest compensation allocations[2]	(0.9)				1.6
Amortization of acquisition-related intangible assets	19.8				11.3
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	1.4				1.8
Amortization of the fair value adjustment to acquisition date inventory	10.3				2.4
Adjustments from other non-operating expense:
Environmental reserve adjustment	(0.3)				—
Costs associated with previously disposed businesses	0.2				0.3
Net loss on sale of businesses	0.1				1.9
Pension income (non-service cost)	(0.7)				(2.1)
Other adjustments:
Other[3]	0.2				0.1
Adjusted income before income taxes	52.9				40.6
Adjusted income tax expense[4]	(14.3)				(12.2)
Net income from redeemable non-controlling interests	(0.3)				(0.1)
Adjusted net income attributable to EnPro Industries, Inc.	$38.3	20.9	$1.83	1	$28.3	20.7	$1.37	1
1 Adjusted diluted earnings per share attributable to EnPro Industries, Inc. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

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

4 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 27.0% in 2022 and 30.0% rate in 2021.
Reconciliation of Net Income Attributable to EnPro Industries, Inc. to Adjusted EBITDA

(Stated in Millions of Dollars)
	Three Months Ended
	March 31,
	2022	2021
Net income attributable to EnPro Industries, Inc.	$16.2	$18.0
Net income attributable to redeemable non-controlling interests	0.3	0.1
Net income	16.5	18.1

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	6.9	3.8
Income tax expense	4.7	5.2
Depreciation and amortization expense	27.9	18.9
Restructuring and impairment expense	1.4	1.8
Environmental reserve adjustments	(0.3)	—
Costs associated with previously disposed businesses	0.2	0.3
Net loss on sale of businesses	0.1	1.9
Acquisition and divestiture expenses	1.6	—
Pension income (non-service cost)	(0.7)	(2.1)
Non-controlling interest compensation allocation[1]	(0.9)	1.6
Amortization of the fair value adjustment to acquisition date inventory	10.3	2.4
Other	0.2	0.1
Adjusted EBITDA	$67.9	$52.0
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
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2021.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $3.8 million and $3.3 million at March 31, 2022 and December 31, 2021, respectively.

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
Commodity Risk
We source a wide variety of materials and components from a network of global suppliers. While such materials are typically available from numerous suppliers, commodity raw materials such as steel, engineered plastics, copper and polymers, are subject to price fluctuations (including increases due to new or increased tariffs), which could have a negative impact on our results. The impacts from the COVID-19 pandemic and geopolitical variables could further increase the risk of supply, pricing, and demand of necessary raw materials as well as drive further fluctuations in energy and natural gas costs. We strive to pass along commodity price increases to customers to avoid profit margin erosion and utilize lean initiatives to further mitigate the impact of commodity raw material price fluctuations as we achieve improved efficiencies. We do not hedge commodity risk with any market risk sensitive instruments.
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

In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2022.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2022	—		—		—	$50,000,000	(1)
February 1 - February 28, 2022	—		—		—	$50,000,000	(1)
March 1 - March 31, 2022	319	(2)	$99.71	(2)	—	$50,000,000	(1)
Total	319	(2)	$99.71	(2)	—	$50,000,000	(1)
(1)In October of 2020, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under this authorization.

(2)In March 2022, a total of 319 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 72 shares were valued at a price of $106.51 per share, the closing trading price of our common stock on March 16, 2022, and 247 of these shares were valued at a price of $97.73 per share, the closing trading price of our common stock on March 31, 2022. Accordingly, the total 319 shares were valued at a weighted average price of $99.71. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 6.    Exhibits.
The exhibits to this report on Form 10-Q are listed in the following Exhibit Index.

EXHIBIT INDEX

2.1
Purchase and Sale Agreement dated as of November 4, 2021 among TCFII NxEdge Holdings, LLC, TCFII NxEdge LLC and EnPro Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on November 5, 2021 (File No. 001-31225))

2.2
Equity and Asset Purchase Agreement dated as of October 12, 2021 among EnPro Holdings, Inc., Compressor Products Holdings Limited (UK), EnPro Hong Kong Holdings Company Limited, Garlock GmbH, Coltec Industries France SAS, Compressor Products International Canada, Inc., Garlock of Canada Ltd., Granite US Holdings Corporation and Granite Holdings II B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on October 12, 2021 (File No. 001-31225))

2.3
Put Option Agreement dated as of October 12, 2021 between EnPro Holdings, Inc., Coltec Industries France SAS and Granite US Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on October 12, 2021 (File No. 001-31225))

10.1
Letter agreement between EnPro Industries, Inc. and Susan E. Sweeney dated January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K filed by EnPro Industries, Inc. on March 4, 2022 (File No. 001-31225))

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of May, 2022.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller