Form 10-Q
period 2022-06-30
ENPRO INDUSTRIES, INC
filed 2022-08-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2022, there were 20,801,544 shares of common stock of the registrant outstanding, which does not include 179,833 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Six Months Ended June 30, 2022 and 2021
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$333.3	$298.6	$662.0	$577.9
Cost of sales	202.8	181.6	416.9	351.5
Gross profit	130.5	117.0	245.1	226.4
Operating expenses:
Selling, general and administrative	79.9	82.7	165.6	163.0
Other	0.9	2.4	2.4	4.3
Total operating expenses	80.8	85.1	168.0	167.3
Operating income	49.7	31.9	77.1	59.1
Interest expense	(7.7)	(4.0)	(14.8)	(8.0)
Interest income	—	0.2	0.2	0.4
Other income (expense)	(2.7)	1.9	(2.0)	1.8
Income before income taxes	39.3	30.0	60.5	53.3
Income tax expense	(6.3)	(0.8)	(11.0)	(6.0)
Net income	33.0	29.2	49.5	47.3
Less: net income (loss) attributable to redeemable non-controlling interests	(0.1)	(0.1)	0.2	—
Net income attributable to EnPro Industries, Inc.	$33.1	$29.3	$49.3	$47.3
Comprehensive income	$17.0	$41.6	$20.7	$51.4
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(1.2)	0.5	(2.0)	0.2
Comprehensive income attributable to EnPro Industries, Inc.	$18.2	$41.1	$22.7	$51.2
Basic earnings per share attributable to EnPro Industries, Inc.	$1.59	$1.42	$2.37	$2.30
Diluted earnings per share attributable to EnPro Industries, Inc.	$1.59	$1.41	$2.36	$2.28

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2022 and 2021
(in millions)

	2022	2021
OPERATING ACTIVITIES
Net income	$49.5	$47.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16.1	13.8
Amortization	39.9	23.7
Deferred income taxes	(1.4)	(2.2)
Stock-based compensation	3.1	3.3
Other non-cash adjustments	6.9	4.0
Change in assets and liabilities, net of effects of divestitures of businesses:
Accounts receivable, net	(17.2)	(24.3)
Inventories	(11.0)	(10.6)
Accounts payable	11.1	16.7
Income taxes, net	(12.1)	(10.6)
Other current assets and liabilities	(22.8)	(0.9)
Other non-current assets and liabilities	5.0	(1.7)
Net cash provided by operating activities	67.1	58.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8.5)	(10.2)
Proceeds from (payments for) sale of businesses, net	0.4	(2.3)
Acquisitions, net of cash acquired	2.9	—
Other	(0.3)	0.5
Net cash used in investing activities	(5.5)	(12.0)
FINANCING ACTIVITIES
Proceeds from debt	26.6	—
Repayments of debt	(162.5)	(2.0)
Dividends paid	(11.7)	(11.3)
Other	(6.8)	(1.5)
Net cash used in financing activities	(154.4)	(14.8)
Effect of exchange rate changes on cash and cash equivalents	(23.2)	0.7
Net increase (decrease) in cash and cash equivalents	(116.0)	32.4
Cash and cash equivalents at beginning of period	338.1	229.5
Cash and cash equivalents at end of period	$222.1	$261.9

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$13.4	$7.5
Income taxes, net	$26.1	$18.1
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.3	$1.1

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$222.1	$338.1
Accounts receivable, net	185.7	177.0
Inventories	168.0	160.0
Prepaid expenses and other current assets	53.2	37.9
Total current assets	629.0	713.0
Property, plant and equipment, net	224.1	236.7
Goodwill	943.5	953.2
Other intangible assets, net	861.2	913.4
Other assets	156.9	153.5
Total assets	$2,814.7	$2,969.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14.5	$12.7
Short-term debt	99.7	149.3
Accounts payable	91.6	81.9
Accrued expenses	124.3	135.2
Total current liabilities	330.1	379.1
Long-term debt	876.7	963.9
Deferred taxes and non-current income taxes payable	158.5	167.3
Other liabilities	126.3	142.8
Total liabilities	1,491.6	1,653.1
Commitments and contingencies
Redeemable non-controlling interests	48.1	50.1
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 20,981,131 shares in 2022 and 20,915,793 shares in 2021	0.2	0.2
Additional paid-in capital	301.0	303.6
Retained earnings	987.0	949.4
Accumulated other comprehensive income (loss)	(12.0)	14.6
Common stock held in treasury, at cost – 180,257 shares in 2022 and 180,848 shares in 2021	(1.2)	(1.2)
Total shareholders’ equity	1,275.0	1,266.6
Total liabilities and equity	$2,814.7	$2,969.8

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
In the second quarter of 2022, we determined the performance of our Alluxa reporting unit to be a triggering event for a goodwill impairment test and, as a result, we performed an interim assessment. The fair value of our Alluxa reporting unit, which is included in our Advanced Surface Technologies segment, and is allocated $126.0 million of goodwill as of June 30, 2022, exceeded its carrying value by an estimated 21% as of the interim testing date. If the weighted-average cost of capital used in this assessment were increased by one percentage point, then the fair value of the Alluxa reporting unit would exceed its carrying value by approximately 12%. A change in assumptions used in the testing of Alluxa's goodwill for impairment, such as a change in discount rate, inability to meet financial forecasts used in the test, or a shift in the market multiples could result in Alluxa's fair value dropping below the carrying value of its assets, resulting in impairment. We will continue to monitor the performance of Alluxa in relation to its forecast and perform an interim test if we determine a triggering event has occurred.
We will conduct our annual goodwill impairment assessment of all reporting units on November 1, 2022, unless facts and circumstances arise prior to then that would trigger another interim assessment.
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

The following pro forma condensed consolidated financial results of operations for EnPro are presented as if the acquisition had been completed prior to 2021:

	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Pro forma net sales	$333.3	$343.8	$662.0	$666.0
Pro forma net income	$34.5	$35.7	$59.3	$57.8
These amounts have been calculated after applying our accounting policies and adjusting the results of NxEdge to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied prior to 2021 as well as additional interest expense to reflect financing required, together with the corresponding tax effects. The supplemental pro forma net income for the quarter and six months ended June 30, 2022 was adjusted to exclude $2.0 million and $13.1 million, respectively, of pre-tax costs related to the amortization of the backlog intangible asset, the amortization of the fair-value adjustment to acquisition date inventory and additional transaction-related expenses incurred during the period. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of this acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred prior to 2021, or of future results of the consolidated entities.
We continue to evaluate the purchase price allocation of this acquisition, primarily the value of certain tangible and intangible assets and the related tax impacts, and, in accordance with applicable accounting guidance, we may revise the amounts recognized until these estimates are final. We expect to finalize these estimates no later than the fourth quarter of 2022.
3.    Income Taxes

Our income tax expense and resulting effective tax rate are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete in the interim periods. This estimated annual effective tax rate is affected by the relative proportions of earnings and income before taxes in the jurisdictions in which we operate. Based on the geographical mix of earnings, our annual effective tax rate fluctuates based on the portion of our profits earned in each jurisdiction.

The effective tax rates for the quarters ended June 30, 2022 and 2021 were 16.0% and 2.6%, respectively. The effective tax rate for the quarter ended June 30, 2022 is primarily driven by a legal entity conversion in Taiwan, an intercompany sale of assets and foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions.

The effective tax rates for the six months ended June 30, 2022 and 2021 were 18.2% and 11.2%, respectively. The effective tax rate for the six months ended June 30, 2022 is primarily driven by a legal entity conversion in Taiwan, an intercompany sale of assets and foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2021 is primarily the result of the reduction of a valuation allowance on certain foreign net operating losses, the favorable conclusion of an IRS examination, and reduction in the liability for certain uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions.

4.    Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$33.0	$29.2	$49.5	$47.3
Less: net income (loss) attributable to redeemable non-controlling interests	(0.1)	(0.1)	0.2	—
Net income attributable to EnPro Industries, Inc.	$33.1	$29.3	$49.3	$47.3
Denominator:
Weighted-average shares – basic	20.8	20.6	20.8	20.6
Share-based awards	—	0.2	—	0.2
Weighted-average shares – diluted	20.8	20.8	20.8	20.8
Basic earnings per share attributable to EnPro Industries, Inc.	$1.59	$1.42	$2.37	$2.30
Diluted earnings per share attributable to EnPro Industries, Inc.	$1.59	$1.41	$2.36	$2.28

The calculation of diluted earnings per share for the quarter ended June 30, 2022 excluded 0.1 million of potentially dilutive stock options because they were out-of-the-money and their inclusion would be anti-dilutive. We also excluded an immaterial amount of anti-dilutive stock options in the calculation of diluted earnings per share for the six months ended June 30, 2022.

5.    Inventories

	June 30, 2022	December 31, 2021
	(in millions)
Finished products	$60.0	$56.8
Work in process	35.6	41.8
Raw materials and supplies	79.7	66.2
	175.3	164.8
Reserve to reduce certain inventories to LIFO basis	(7.3)	(4.8)
Total inventories	$168.0	$160.0
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

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2022, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
	(in millions)
Goodwill as of December 31, 2021	279.4	668.7	5.1	$953.2
Acquisition of business	—	1.6	—	1.6
Foreign currency translation	(3.6)	(7.7)	—	(11.3)
Goodwill as of June 30, 2022	$275.8	$662.6	$5.1	$943.5

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $108.7 million for the Engineered Materials segment as of June 30, 2022 and December 31, 2021.

Identifiable intangible assets are as follows:

	As of June 30, 2022		As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$522.6	$177.6	$536.5	$166.0
Existing technology	479.8	66.9	480.8	49.5
Trademarks	69.8	26.9	70.9	24.9
Other	41.1	27.1	41.4	22.4
	1,113.3	298.5	1,129.6	262.8
Indefinite-Lived:
Trademarks	46.4	—	46.6	—
Total	$1,159.7	$298.5	$1,176.2	$262.8
Amortization for the quarters and six months ended June 30, 2022 and 2021 were $19.6 million, $11.3 million, $39.4 million, and $22.6 million , respectively.
7.    Accrued Expenses

	June 30, 2022	December 31, 2021
	(in millions)
Salaries, wages and employee benefits	$44.5	$60.5
Interest	4.9	4.9
Environmental	17.1	11.3
Income taxes	13.5	10.6
Taxes other than income taxes	9.4	9.4
Operating lease liabilities	9.7	10.0
Other	25.2	28.5
	$124.3	$135.2
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

The Term Loan A-1 Facility amortizes on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility amortizes on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility does not amortize and will be payable in full at maturity. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events and non-permitted debt issuances.

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of June 30, 2022.
The borrowing availability under our Revolving Credit Facility at June 30, 2022 was $294.2 million after giving consideration to $10.8 million of outstanding letters of credit and $95.0 million of outstanding borrowings. The outstanding principal balance of the Term Loan A-1 Facility, Term Loan A-2 Facility and 364-Day Facility at June 30, 2022 was $139.7 million, $311.1 million and $100.0 million, respectively.
Senior Notes
On October 17, 2018, we completed the offering of $350.0 million aggregate principal amount of 5.75% Senior Notes due 2026 (the "Senior Notes") and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450.0 million aggregate outstanding principal amount of the 5.875% Senior Notes due 2022.
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
9.    Pensions
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the quarters and six months ended June 30, 2022 and 2021, are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	Pension Benefits		Pension Benefits
	2022	2021	2022	2021
	(in millions)
Service cost	$0.3	$0.4	$0.7	$0.8
Interest cost	2.5	2.2	4.9	4.5
Expected return on plan assets	(3.3)	(4.6)	(6.6)	(9.1)
Amortization of prior service cost	—	0.1	—	0.1
Amortization of net loss	0.2	0.2	0.3	0.3
Net periodic benefit cost (benefit)	$(0.3)	$(1.7)	$(0.7)	$(3.4)

No contributions were made in the six months ended June 30, 2022 to our U.S. defined benefit pension plans and we do not anticipate making contributions in 2022 to these plans.
10.    Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2022 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2021	20.7	$0.2	$303.6	$949.4	$14.6	$(1.2)	$1,266.6	$50.1
Net income	—	—	—	16.2	—	—	16.2	0.3
Other comprehensive loss	—	—	—	—	(11.7)	—	(11.7)	(1.0)
Dividends ($0.28 per share)	—	—	—	(5.8)	—	—	(5.8)	—
Incentive plan activity	0.1	—	(4.1)	—	—	—	(4.1)	—
Other	—	—	0.1	—	—	—	0.1	(0.1)
Balance, March 31, 2022	20.8	0.2	299.6	959.8	2.9	(1.2)	1,261.3	49.3
Net income	—	—	—	33.1	—	—	33.1	(0.1)
Other comprehensive income	—	—	—	—	(14.9)	—	(14.9)	(1.1)
Dividends ($0.28 per share)	—	—	—	(5.9)		—	(5.9)	—
Incentive plan activity	—	—	1.4	—	—	—	1.4	—
Balance, June 30, 2022	20.8	$0.2	$301.0	$987.0	$(12.0)	$(1.2)	$1,275.0	$48.1

Changes in shareholders' equity for the six months ended June 30, 2021 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2020	20.5	$0.2	$289.6	$794.8	$(4.9)	$(1.2)	$1,078.5	$48.4
Net income	—	—	—	18.0	—	—	18.0	0.1
Other comprehensive loss	—	—	—	—	(7.9)	—	(7.9)	(0.5)
Dividends ($0.27 per share)	—	—	—	(5.7)	—	—	(5.7)	—
Incentive plan activity	0.1	—	1.2	—	—	—	1.2	—
Other	—	—	(0.1)	(3.1)	—	—	(3.2)	3.2
Balance, March 31, 2021	20.6	0.2	290.7	804.0	(12.8)	(1.2)	1,080.9	51.2
Net income (loss)	—	—	—	29.3	—	—	29.3	(0.1)
Other comprehensive income	—	—	—	—	11.8	—	11.8	0.6
Dividends ($0.27 per share)	—	—	—	(5.6)		—	(5.6)	—
Incentive plan activity	—	—	1.6	—	—	—	1.6	—
Other	—	—	(0.1)	0.2	—	—	0.1	(0.1)
Balance, June 30, 2021	20.6	$0.2	$292.2	$827.9	$(1.0)	$(1.2)	$1,118.1	$51.6
We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $11.7 million were made during the six months ended June 30, 2022.
In July 2022, our board of directors declared a dividend of $0.28 per share, payable on September 14, 2022 to all shareholders of record as of August 31, 2022.
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
Our Advanced Surface Technologies segment applies proprietary technologies, processes, and capabilities to deliver highly differentiated suites of products and services for the most challenging applications in high growth markets. The segment’s products and services are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s services include cleaning, coating, testing, refurbishment and verification services for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. It designs, manufactures, and sells specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, thin film coatings, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets.
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
Segment operating results and other financial data for the quarters and six months ended June 30, 2022 and 2021 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Sales
Sealing Technologies	$155.9	$162.5	$309.5	$309.0
Advanced Surface Technologies	121.5	59.2	238.2	113.9
Engineered Materials	56.5	80.0	115.5	160.4
	333.9	301.7	663.2	583.3
Intersegment sales	(0.6)	(3.1)	(1.2)	(5.4)
Total sales	$333.3	$298.6	$662.0	$577.9

Adjusted Segment EBITDA
Sealing Technologies	$42.5	$42.4	$76.0	$76.4
Advanced Surface Technologies	37.8	15.6	72.7	32.9
Engineered Materials	9.5	13.0	18.7	25.6
	$89.8	$71.0	$167.4	$134.9

Reconciliation of Adjusted Segment EBITDA to income before income taxes
Adjusted Segment EBITDA	$89.8	$71.0	$167.4	$134.9
Acquisition and divestiture expenses	(0.3)	—	(0.4)	(0.1)
Non-controlling interest compensation allocation	(1.4)	(1.3)	(0.5)	(2.9)
Amortization of fair value adjustment to acquisition date inventory	(1.0)	(2.3)	(11.3)	(4.8)
Restructuring and impairment expense	(0.9)	(2.7)	(1.3)	(4.5)
Depreciation and amortization expense	(27.9)	(18.5)	(55.9)	(37.4)
Corporate expenses	(9.5)	(12.8)	(22.9)	(24.3)
Interest expense, net	(7.7)	(3.8)	(14.6)	(7.6)
Other income (expense), net	(1.8)	0.4	—	—
Income before income taxes	$39.3	$30.0	$60.5	$53.3
Segment assets are as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Sealing Technologies	$696.0	$697.5
Advanced Surface Technologies	1,624.4	1,686.5
Engineered Materials	166.4	160.3
Corporate	327.9	425.5
	$2,814.7	$2,969.8

Backlog

As of June 30, 2022, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $429.4 million. Approximately 94% of these obligations are expected to be satisfied within one year.

There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and six months ended June 30, 2022 and 2021:

	Quarter Ended June 30, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$10.7	$1.1	$3.9	$15.7
Automotive	0.4	0.6	14.8	15.8
Chemical and material processing	19.7	—	—	19.7
Food and pharmaceutical	18.5	—	—	18.5
General industrial	41.5	7.9	28.2	77.6
Medium-duty/heavy-duty truck	43.4	—	2.4	45.8
Oil and gas	5.5	1.1	5.9	12.5
Power generation	12.5	—	0.9	13.4
Semiconductors	1.2	110.3	—	111.5
Other	2.2	0.6	—	2.8
Total third-party sales	$155.6	$121.6	$56.1	$333.3

	Quarter Ended June 30, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$8.3	$3.0	$1.5	$12.8
Automotive	0.6	0.2	16.3	17.1
Chemical and material processing	19.0	—	11.4	30.4
Food and pharmaceutical	16.6	—	0.3	16.9
General industrial	44.9	5.8	30.6	81.3
Medium-duty/heavy-duty truck	47.6	—	2.7	50.3
Oil and gas	5.4	1.7	15.8	22.9
Power generation	9.6	—	0.9	10.5
Semiconductors	5.4	47.9	—	53.3
Other	2.3	0.5	0.3	3.1
Total third-party sales	$159.7	$59.1	$79.8	$298.6

	Six Months Ended June 30, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$18.8	$3.1	$7.1	$29.0
Automotive	1.1	0.8	30.2	32.1
Chemical and material processing	40.0	—	—	40.0
Food and pharmaceutical	37.5	—	—	37.5
General industrial	83.5	14.4	59.3	157.2
Medium-duty/heavy-duty truck	88.2	—	4.6	92.8
Oil and gas	10.6	1.7	12.0	24.3
Power generation	22.9	0.1	1.6	24.6
Semiconductors	2.5	216.3	—	218.8
Other	4.0	1.7	—	5.7
Total third-party sales	$309.1	$238.1	$114.8	$662.0

	Six Months Ended June 30, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Engineered Materials	Total
Aerospace	$15.0	$4.5	$2.8	$22.3
Automotive	1.0	0.5	35.0	36.5
Chemical and material processing	36.6	—	21.9	58.5
Food and pharmaceutical	33.0	—	0.8	33.8
General industrial	87.6	12.2	60.8	160.6
Medium-duty/heavy-duty truck	86.5	—	5.5	92.0
Oil and gas	9.6	2.4	30.7	42.7
Power generation	20.7	—	1.8	22.5
Semiconductors	10.1	92.8	—	102.9
Other	4.1	1.4	0.6	6.1
Total third-party sales	$304.2	$113.8	$159.9	$577.9
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

We have designated these cross-currency swaps as qualifying hedging instruments and are accounting for them as a net investment hedge. At June 30, 2022, the fair value of the Swap and the Additional Swap equaled $21.9 million and $9.5 million and were recorded within our other current assets and other (non-current) assets, respectively, on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustments to the cross currency-swap agreements, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the swaps are effective in hedging the designated risk. Cash flows related to the cross-currency swaps are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement with the counterparties, which will be included in investing activities.
13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2022	December 31, 2021
	(in millions)
Assets
Foreign currency derivatives	31.4	8.7
Deferred compensation assets	11.3	10.9
	$42.7	$19.6
Liabilities
Deferred compensation liabilities	$11.6	$11.4
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$891.2	$885.5	$976.6	$998.3
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$34.9	$(32.0)	$2.9
Other comprehensive loss before reclassifications	(16.1)	—	(16.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	0.1
Net current-period other comprehensive income (loss)	(16.1)	0.1	(16.0)
Less: other comprehensive income attributable to redeemable non-controlling interests	(1.1)	—	(1.1)
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(15.0)	0.1	(14.9)
Ending balance	$19.9	$(31.9)	$(12.0)

    Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$23.7	$(36.5)	$(12.8)
Other comprehensive income before reclassifications	12.2	—	12.2
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income	12.2	0.2	12.4
Less: other comprehensive income attributable to redeemable non-controlling interests	0.6	—	0.6
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	11.6	0.2	11.8
Ending balance	$35.3	$(36.3)	$(1.0)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$46.7	$(32.1)	$14.6
Other comprehensive loss before reclassifications	(29.0)	—	(29.0)
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.2
Net current-period other comprehensive income (loss)	(29.0)	0.2	(28.8)
Less: other comprehensive loss attributable to redeemable non-controlling interests	(2.2)	—	(2.2)
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(26.8)	0.2	(26.6)
Ending balance	$19.9	$(31.9)	$(12.0)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$31.7	$(36.6)	$(4.9)
Other comprehensive loss before reclassifications	3.8	—	3.8
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Net current-period other comprehensive income (loss)	3.8	0.3	4.1
Less: other comprehensive loss attributable to redeemable non-controlling interests	0.2	—	0.2
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	3.6	0.3	3.9
Ending balance	$35.3	$(36.3)	$(1.0)

Reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Pension and other postretirement plans adjustments:
Actuarial losses	$0.2	$0.2	$0.3	$0.3	(1)
Prior service costs	—	0.1	—	0.1	(1)
Total before tax	0.2	0.3	0.3	0.4	Income before income taxes
Tax benefit	(0.1)	(0.1)	(0.1)	(0.1)	Income tax expense
Net of tax	$0.1	$0.2	$0.2	$0.3	Net income
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of June 30, 2022 and December 31, 2021, we had established liabilities aggregating $45.2 million and $46.6 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability at June 30, 2022 was $17.1 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.

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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings. Our reserve for this site at June 30, 2022 was $6.6 million. Further adjustments to our reserve for this site are possible as further information is developed in the course of these discussions.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at June 30, 2022 for this site was $13.3 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $3.4 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at June 30, 2022.
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
Changes in the product warranty liability for the six months ended June 30, 2022 and 2021 are as follows:

	2022	2021
	(in millions)
Balance at beginning of year	$4.9	$6.7
Net charges to expense	0.7	1.0
Settlements made	(0.5)	(1.5)
Balance at end of period	$5.1	$6.2
Asbestos Insurance Receivables
Asbestos litigation claims against certain of our subsidiaries, including Garlock Sealing Technologies, LLC ("GST"), were resolved pursuant to the joint plan of reorganization (the "Joint Plan") filed in proceedings under Chapter 11 of the United States Bankruptcy Code that was consummated on July 29, 2017. Under the Joint Plan, GST and EnPro Holdings retained their rights to seek reimbursement under insurance policies for any amounts they have paid in the past to resolve asbestos claims, including contributions made to the asbestos claims resolution trust established under the Joint Plan (the "Trust"). These policies include a number of primary and excess general liability insurance policies that were purchased by EnPro Holdings and were in effect prior to January 1, 1976 (the “Pre-GST Coverage Block”). The policies provide coverage for “occurrences” happening during the policy periods and cover losses associated with product liability claims against EnPro Holdings and certain of its subsidiaries. Asbestos claims against GST are not covered under these policies because GST was not a subsidiary of EnPro Holdings prior to 1976. The Joint Plan provides that EnPro Holdings may retain the first $25 million of any settlements and judgments collected for non-GST asbestos claims related to insurance policies in the Pre-GST Coverage Block and EnPro Holdings and the Trust will share equally in any settlements and judgments EnPro Holdings may collect in excess of $25 million. To date, EnPro Holdings has collected almost $22 million in settlements for non-GST asbestos claims related to the Pre-GST Coverage Block and anticipates further possible collections when and if the Trust begins making claims payments on non-GST Claims. Under such circumstances, we believe that EnPro Holdings could potentially bill and collect over time, as much as $10 million of insurance proceeds for non-GST asbestos claims to reimburse it for such Trust payments to non-GST Trust claimants. After EnPro Holdings collects the next approximately $3 million of that coverage, remaining collections for non-GST asbestos claims from the Pre-GST Coverage Block would be shared equally with the Trust. We received payments of $2.2 million from an insurer in the GST Coverage Block in the first quarter of 2022.
In the second quarter of 2022, based on our analysis and projection of expected future probable collections from both the Pre-GST Coverage Block as well as insurance recoveries from insolvent carriers, we lowered our asbestos receivable balance, resulting in the recognition of $2.8 million in expense in the second quarter of 2022, which is included in Other Expense on our Consolidated Statement of Operations. At June 30, 2022 we have a receivable of $2.4 million related to these recoveries recorded on our Consolidated Balance Sheet, of which $1.0 million was included in Other Current Assets with the remaining balance in Other Assets.
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
•the impact of geopolitical activity on those markets, including instabilities associated with the armed conflict in Ukraine and any conflict or threat of conflict that may affect Taiwan;
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
Our Advanced Surface Technologies segment applies proprietary technologies, processes, and capabilities to deliver highly differentiated suites of products and services for the most challenging applications in high growth markets. The segment’s products and services are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s solutions include cleaning, coating, testing, refurbishment and verification services for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. The segment also designs, manufactures and sells specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets.
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
Highlights. Financial highlights for the quarters and six months ended June 30, 2022 and 2021 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net sales	$333.3	$298.6	$662.0	$577.9
Net income attributable to EnPro Industries, Inc.	$33.1	$29.3	$49.3	$47.3
Diluted earnings per share attributable to EnPro Industries, Inc.	$1.59	$1.41	$2.36	$2.28
Adjusted net income attributable to EnPro Industries, Inc.[1]	$48.2	$32.4	$86.5	$60.7
Adjusted diluted earnings per share attributable to EnPro Industries, Inc.[1]	$2.32	$1.56	$4.15	$2.92
Adjusted EBITDA [1]	$82.0	$57.2	$150.0	$109.3
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.
Our strong sales results in 2022 were driven by organic growth across all three segments and contribution from the NxEdge acquisition despite inflationary cost pressures, ongoing supply chain challenges, and heightened macroeconomic uncertainty. Our results were driven by continued momentum in semiconductor, aerospace, food & pharmaceutical, oil and gas, and power generation markets with general industrial markets remaining firm year-over-year. Demand for our leading industrial technology applications remains high.
Our increased adjusted EBITDA compared to the prior-year period was driven primarily by the addition of NxEdge, pricing initiatives, and operating leverage on organic sales growth, partially offset by inflationary raw material costs, rising labor expenses, and the impact of divestitures completed in 2021.
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
Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Sales
Sealing Technologies	$155.9	$162.5	$309.5	$309.0
Advanced Surface Technologies	121.5	59.2	238.2	113.9
Engineered Materials	56.5	80.0	115.5	160.4
	333.9	301.7	663.2	583.3
Intersegment sales	(0.6)	(3.1)	(1.2)	(5.4)
Net sales	$333.3	$298.6	$662.0	$577.9

Net income attributable to EnPro Industries, Inc.	$33.1	$29.3	$49.3	$47.3

Adjusted Segment EBITDA
Sealing Technologies	$42.5	$42.4	$76.0	$76.4
Advanced Surface Technologies	37.8	15.6	72.7	32.9
Engineered Materials	9.5	13.0	18.7	25.6
Total Adjusted Segment EBITDA	$89.8	$71.0	$167.4	$134.9

Reconciliation of Adjusted Segment EBITDA to net income attributable to EnPro Industries, Inc.
Adjusted Segment EBITDA	$89.8	$71.0	$167.4	$134.9
Acquisition and divestiture expenses	(0.3)	—	(0.4)	(0.1)
Non-controlling interest compensation allocation	(1.4)	(1.3)	(0.5)	(2.9)
Amortization of fair value adjustment to acquisition date inventory	(1.0)	(2.3)	(11.3)	(4.8)
Restructuring and impairment expense	(0.9)	(2.7)	(1.3)	(4.5)
Depreciation and amortization expense	(27.9)	(18.5)	(55.9)	(37.4)
Corporate expenses	(9.5)	(12.8)	(22.9)	(24.3)
Interest expense, net	(7.7)	(3.8)	(14.6)	(7.6)
Other income (expense), net	(1.8)	0.4	—	—
Income before income taxes	39.3	30.0	60.5	53.3
Income tax expense	(6.3)	(0.8)	(11.0)	(6.0)
Net income	33.0	29.2	49.5	47.3
Less: net income (loss) attributable to redeemable non-controlling interests	(0.1)	(0.1)	0.2	—
Net income attributable to EnPro Industries, Inc.	$33.1	$29.3	$49.3	$47.3

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
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the quarters and six months ended June 30, 2022 and 2021 with the exception of $0.9 million, $2.7 million, $2.3 million, and $4.5 million respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the quarter and six months ended June 30, 2022 and 2021 includes $(0.9) million, $1.8 million, $(2.1) million, and $2.0 million respectively, of miscellaneous expenses (income) that are either not associated with a particular segment or a segment's continuing product lines and is not considered part of administering the corporate functions. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Second Quarter of 2022 Compared to the Second Quarter of 2021

Sales of $333.3 million in the second quarter of 2022 increased 11.6% from $298.6 million in the second quarter of 2021. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Second Quarter 2022 vs. Second Quarter 2021
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	5.1%	(3.0)%	9.5%	11.6%
Sealing Technologies	(7.1)%	(3.3)%	6.3%	(4.1)%
Advanced Surface Technologies	87.5%	(1.4)%	19.1%	105.2%
Engineered Materials	(33.2)%	(3.8)%	7.6%	(29.4)%

Following are the key effects of acquisitions and divestitures on sales for the second quarter of 2022 compared to the same period in 2021:

•Acquisition of NxEdge (Advanced Surface Technologies) in December 2021
•Divestiture of Compressor Products International (Engineered Materials) in December 2021
•Divestiture of the polymer components business unit (Sealing Technologies), which was principally located in Houston, Texas in September 2021

Following is a discussion of operating results for each segment during the second quarter of 2022:

Sealing Technologies. Sales of $155.9 million in the second quarter of 2022 reflect a 4.1% decrease compared to the $162.5 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($5.3 million) and the sales from businesses that have since been divested ($10.9 million) from 2021 results, sales were up 6.3%, or $9.5 million. This increase was driven by stronger demand in aerospace, power generation, and food and pharmaceutical markets.

Adjusted Segment EBITDA of $42.5 million in the second quarter of 2022 increased 0.2% from $42.4 million reported in the same period of 2021. Segment AEBITDA margins for the segment increased from 26.1% in the second quarter of 2021 to 27.3% for the second quarter of 2022. Excluding the unfavorable foreign exchange translation ($1.6 million) and the

Segment AEBITDA earned from businesses that have since been divested ($2.4 million) from 2021 results, Adjusted Segment EBITDA increased 10.0%, or $4.0 million, to $44.0 million. The increase in Segment AEBITDA was driven primarily by higher sales pricing ($10.1 million), favorable foreign exchange transactions ($1.1 million), and decreased incentive related expenses ($1.0 million) partially offset by increased manufacturing costs due to rising material and labor costs ($5.1 million), unfavorable volume and mix ($2.2 million), and higher travel and selling, general and administrative costs ($0.9 million).

Advanced Surface Technologies. Sales of $121.5 million in the second quarter of 2022 reflect a 105.2% increase compared to the $59.2 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($0.7 million) and the sales from a recent acquisition ($51.7 million) from 2022 results, sales were up 19.1% or $11.3 million. This increase was driven primarily by strong demand in the semiconductor market.

Adjusted Segment EBITDA of $37.8 million in the second quarter of 2022 increased 142.3% from $15.6 million reported in the same period of 2021. Segment AEBITDA margins increased from 26.4% in the second quarter of 2021 to 31.1% in the second quarter of 2022. Excluding the unfavorable foreign exchange translation ($0.5 million) and the Segment AEBITDA contributed from a business recently acquired ($17.4 million) from our 2021 results, Adjusted Segment EBITDA increased 33.3%, or $5.2 million, to $20.8 million. This increase in Adjusted Segment EBITDA was driven primarily by higher sales volume due to increased demand ($6.0 million), increased pricing ($1.4 million), and favorable foreign exchange transactions ($1.1 million) offset by increased manufacturing costs ($1.7 million), higher selling, general, and administrative and travel costs ($1.5 million).

Engineered Materials. Sales in the second quarter of 2022 decreased 29.4% to $56.5 million from $80.0 million reported in the same period of 2021. Excluding the impact of unfavorable foreign exchange translation ($3.1 million) and the sales from a business that has since been divested ($24.7 million), sales were up 7.6% or $4.2 million driven by strength in domestic automotive, aerospace and oil and gas markets partially offset by lower demand in European automotive markets.

Adjusted Segment EBITDA in the second quarter of 2022 was $9.5 million compared to Segment EBITDA of $13.0 million in the same period of 2021, a decrease of $3.5 million, or 26.9%. Adjusted Segment EBITDA margins for the segment were 16.8%, which was an increase from 16.3% in the second quarter of 2021. Excluding the impact of unfavorable foreign exchange transactions ($0.7 million) and the Segment AEBITDA contributed from a business that has since been divested ($4.0 million), Segment AEBITDA increased $1.2 million, or 13.6%. This increase in Adjusted Segment EBITDA was driven by increased pricing ($2.0 million), sales volume net of product mix ($0.7 million), and decreased incentive compensation expense ($0.8 million), partially offset by increased manufacturing costs due to higher material, labor, and overhead costs ($2.4 million).

Corporate expenses for the second quarter of 2022 decreased $3.3 million as compared to the same period in 2021. The decrease was driven primarily by decreased incentive compensation expense ($3.1 million).

Interest expense, net in the second quarter of 2022 increased $3.9 million as compared to the same period of 2021 primarily due to increased outstanding debt in 2022 as a result of indebtedness incurred to fund the recent NxEdge acquisition.

Other expense, net in the second quarter of 2022 increased by $2.2 million as compared to the same period of 2021, primarily due to an asbestos receivable adjustment ($2.8 million), decreased pension income from non-service costs ($1.5 million), increased insurance costs related to previously disposed businesses ($0.4 million), partially offset by year-over-year increased foreign exchange gains ($3.2 million).

The effective tax rates for the quarters ended June 30, 2022 and 2021 were 16.0% and 2.6%, respectively. The effective tax rate for the three months ended June 30, 2022 is primarily driven by a legal entity conversion in Taiwan, an intercompany sale of assets and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions.

Net income attributable to EnPro Industries, Inc. was $33.1 million, or $1.59 per share, in the second quarter of 2022 compared to net income of $29.3 million, or $1.41 per share, in the same period of 2021. Earnings per share is expressed on a diluted basis.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Sales of $662.0 million in the first six months of 2022 increased 14.6% from $577.9 million in the first six months of 2021. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	5.5%	(2.3)%	11.4%	14.6%
Sealing Technologies	(7.1)%	(2.6)%	9.9%	0.2%
Advanced Surface Technologies	90.2%	(0.5)%	19.4%	109.1%
Engineered Materials	(32.0)%	(3.0)%	7.0%	(28.0)%

Following are the key effects of acquisitions and divestitures on sales for the first six months of 2022 compared to the same period in 2021:

•Acquisition of NxEdge (Advanced Surface Technologies) in December 2021
•Divestiture of Compressor Products International (Engineered Materials) in December 2021
•Divestiture of the polymer components business unit (Sealing Technologies), which was principally located in Houston, Texas, in September 2021
Following is a discussion of operating results for each segment during the first six months of 2022:

Sealing Technologies. Sales of $309.5 million in the first six months of 2022 reflect a 0.2% increase compared to the $309.0 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($8.1 million) on our 2022 sales and the sales from businesses that have since been divested ($20.2 million) from 2021 results, sales were up 9.9% or $28.7 million. This increase was driven by sales price actions and strong demand from aerospace, power generation, and food and pharmaceutical, partially offset by a decline in general industrial markets.

Adjusted Segment EBITDA of $76.0 million in the first six months of 2022 decreased 0.5% from $76.4 million reported in the same period of 2021. Segment AEBITDA margins for the segment decreased from 24.7% in the first six months of 2021 to 24.6% in the first six months of 2022. Excluding the unfavorable foreign exchange translation ($2.2 million) and the Segment AEBITDA earned from businesses that have since been divested ($4.1 million) from 2021 results, Adjusted Segment EBITDA increased 8.2%, or $5.9 million, to $78.2 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($17.7 million) and increased sales volume, net of unfavorable product mix ($2.9 million), partially offset by increased manufacturing costs ($12.6 million) mainly due to steel and other material costs increases in our heavy-duty trucking business, higher personnel costs in selling, general, and administrative costs ($2.1 million).

Advanced Surface Technologies. Sales of $238.2 million in the first six months of 2022 reflect a 109.1% increase compared to the $113.9 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($0.6 million) and the sales from a recent acquisition ($102.9 million) from the result of the first six months of 2022, sales were up 19.4% or $22.1 million. This increase was driven primarily by strong demand in the semiconductor market.

Adjusted Segment EBITDA of $72.7 million in the first six months of 2022 increased 121.0% from $32.9 million reported in the comparable period of 2021. Segment AEBITDA margins for the segment increased from 28.9% in the first six months of 2021 to 30.5% in the first six months of 2022. Excluding the unfavorable foreign exchange translation ($0.4 million) the Segment AEBITDA contributed from a business recently acquired ($35.6 million) from our 2022 results, Adjusted Segment EBITDA increased $4.7 million, or 14.3%, to $37.6 million. The increase in Adjusted Segment EBITDA was driven by higher sales volume ($9.3 million), increased pricing ($2.4 million), and favorable foreign currency transactions ($1.4 million) partially offset by increased operating expenses related to growth investments in semiconductor supporting capacity expansion in both the United States and Taiwan, the development of advanced optical filter applications, as well as increased material prices ($8.6 million).

Engineered Materials. Sales in the first six months of 2022 decreased 28.0% to $115.5 million from $160.4 million reported in the same period of 2021. Excluding the impact of unfavorable foreign exchange translation ($4.7 million) and the sales from a business that has since been divested ($48.1 million), sales were up 7.0% or $7.9 million, driven by firm demand in the general industrial market and strength in aerospace and oil and gas markets, partially offset by lower demand in European automotive markets resulting from ongoing supply chain challenges in that market.

Adjusted Segment EBITDA in the first six months of 2022 was $18.7 million compared to Segment EBITDA of $25.6 million in the first six months of 2021, a decrease of $6.9 million, or 27.0%. Adjusted Segment EBITDA margins for the segment were 16.2%, up slightly from 16.0% in the first six months of 2021. Excluding the impact of unfavorable foreign exchange translation ($1.0 million) and the Segment AEBITDA contributed from a business that has since been divested ($6.7 million), Segment AEBITDA increased $0.8 million, or 4.3%, primarily to due favorable pricing ($3.8 million), increased volume net of product mix ($0.8 million), and decreased selling, general and administrative and incentive compensation costs ($1.8 million), partially offset by increased manufacturing costs driven by higher material prices ($5.5 million).

Corporate expenses for the first six months of 2022 decreased $1.4 million as compared to the same period in 2021. The decrease was driven primarily by decreased incentive compensation ($4.3 million) and professional fees due to the CEO transition in 2021 and was mostly offset by increased M&A and restructuring costs ($2.8 million), travel, and medical expense.

Interest expense, net in the first six months of 2022 increased $7.0 million from 2021 primarily due to increased outstanding debt in 2022 as a result of indebtedness incurred to fund the recent NxEdge acquisition.

Other income, net in the first six months of 2022 remained flat as compared to other expense reported in the same period of 2021, driven by an asbestos receivable adjustment in 2022 ($2.8 million) and decreased pension income from non-service costs ($2.9 million), increased miscellaneous expenses that are not associated with a particular segment or a segment's continuing product lines ($0.5 million), and higher costs related to previously disposed of businesses ($0.3 million) offset by increased year-over-year foreign exchange gains ($4.6 million) and decreased loss on sale of business ($1.9 million).

The effective tax rates for the six months ended June 30, 2022 and 2021 were 18.2% and 11.2%, respectively. The effective tax rate for the six months ended June 30, 2022 is primarily driven by a legal entity conversion in Taiwan, an intercompany sale of assets and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2021 is primarily the result of the reduction of a valuation allowance on certain foreign net operating losses, the favorable conclusion of an IRS examination, and reduction in the liability for certain uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions.
Net income attributable to EnPro Industries, Inc. was $49.3 million, or $2.36 per share, in the first six months of 2022 compared to net income attributable to EnPro Industries, Inc. of $47.3 million, or $2.28 per share, in the same period of 2021. Earnings per share is expressed on a diluted basis.

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

As of June 30, 2022, we held $203.7 million of our $222.1 million cash and cash equivalents outside of the United States. Because of the transition tax and tax on the global intangible low-taxed income provisions of the U. S. Tax Cuts and Jobs Act, undistributed earnings of our foreign subsidiaries totaling $224.6 million at June 30, 2022 have been subjected to U.S. income tax.

During the first six months of 2022 we repatriated $118.7 million which was utilized to paydown our U.S.-based indebtedness and reduce our interest expense. We have targeted the repatriation of an additional $100 million by December 31, 2022 for further unscheduled paydowns of our indebtedness.

At maturity, on September 15, 2022, our Original Swap with a notional amount of $200.0 million entered into in September 2018 is to be settled at the fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the Original Swap was entered into. The fair value of the Original Swap at June 30, 2022 was $21.9 million and included in Other Current Assets on our Consolidated Balance Sheet.

Cash Flows
Operating activities provided $67.1 million of cash in the first six months of 2022 and $58.5 million of cash in the first six months of 2021. The year-over-year increase was primarily driven by increased net income and increased insurance receipts in the first three months of 2022 related to legacy claims, partially offset by higher cash tax payments.

Investing activities used $5.5 million of cash in the first six months of 2022 compared to $12.0 million of cash used during the first six months of 2021. This change is driven by cash proceeds in the current year as the result of net working capital adjustments from recent acquisitions and divestitures, as well as lower capital expenditures.
Financing activities used $154.4 million of cash in the first six months of 2022, primarily from $135.9 million in net repayments of debt, primarily related to payments on our revolving credit facility and 364-Day senior secured term loan facility, and $11.7 million used for dividends paid. Financing activities in the first six months of 2021 used $14.8 million, primarily from $11.3 million used for dividends paid and $2.0 million in repayments of debt.
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

The Term Loan A-1 Facility amortizes on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility amortizes on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility does not amortize and will be payable in full at maturity. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events and non-permitted debt issuances.

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

We were in compliance with all covenants the Amended Credit Agreement as of June 30, 2022.
The borrowing availability under our Revolving Credit Facility at June 30, 2022 was $294.2 million after giving consideration to $10.8 million of outstanding letters of credit and $95.0 million of outstanding borrowings. The outstanding principal balance of the Term Loan A-1 Facility, Term Loan A-2 Facility and 364-Day Facility at June 30, 2022 was $139.7 million, $311.1 million and $100.0 million, respectively.

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

At June 30, 2022, we were in compliance with all of the covenants of the indenture governing the Senior Notes.

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
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at June 30, 2022 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the six months ended June 30, 2022 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$449.0
Gross profit	138.5
Net loss attributable to EnPro Industries, Inc.	(6.7)
Comprehensive income attributable to EnPro Industries, Inc.	$12.8

The summarized balance sheet at June 30, 2022 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$298.4
Non-current assets	1,663.9
Total assets	$1,962.3
LIABILITIES AND EQUITY
Current liabilities	$261.4
Non-current liabilities	1,093.0
Total liabilities	1,354.4
Redeemable non-controlling interests	48.1
Shareholders’ equity	559.8
Total liabilities and equity	$1,962.3
The table above reflects $12.5 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $10.6 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities.
The summarized results of operations for the year ended December 31, 2021 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$679.1
Gross profit	210.9
Net income attributable to EnPro Industries, Inc.	26.0
Comprehensive income attributable to EnPro Industries, Inc.	$42.7

The summarized balance sheet at December 31, 2021 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$286.7
Non-current assets	1,711.1
Total assets	$1,997.8
LIABILITIES AND EQUITY
Current liabilities	$299.9
Non-current liabilities	1,191.9
Total liabilities	1,491.8
Redeemable non-controlling interests	50.1
Shareholders’ equity	455.9
Total liabilities and equity	$1,997.8

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

The following presents a reconciliation of (i) net income attributable to EnPro Industries, Inc. to adjusted net income attributable to EnPro Industries, Inc. and adjusted diluted earnings per share and (ii) net income attributable to EnPro Industries, Inc. to adjusted EBITDA for the six months ended June 30, 2022 and 2021.

Reconciliation of Net Income Attributable to EnPro Industries, Inc. to Adjusted Net Income Attributable to EnPro Industries, Inc. and Adjusted Diluted Earnings Per Share

(in millions, except per share data)	Quarters Ended June 30,
	2022				2021
	$	Average common shares outstanding, diluted (millions)	Per Share		$	Average common shares outstanding, diluted (millions)	Per Share
Net income attributable to EnPro Industries, Inc.	$33.1	20.8	$1.59		$29.3	20.8	$1.41
Net loss from redeemable non-controlling interests	(0.1)				(0.1)
Income tax expense	6.3				0.8
Income before income taxes	39.3				30.0

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	1.2				0.7
Non-controlling interest compensation allocations[2]	1.4				1.3
Amortization of acquisition-related intangible assets	19.6				11.3
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	0.8				2.7
Amortization of the fair value adjustment to acquisition date inventory	1.0				2.3
Adjustments from other non-operating expense:
Asbestos receivable adjustment	2.8				—
Costs associated with previously disposed businesses	0.5				0.1
Net loss on sale of businesses	—				0.1
Pension income (non-service cost)	(0.6)				(2.1)
Other adjustments:
Other[3]	(0.1)				(0.3)
Adjusted income from continuing operations before income taxes	65.9				46.1
Adjusted income tax expense[4]	(17.8)				(13.8)
Net loss from redeemable non-controlling interest	0.1				0.1
Adjusted net income attributable to EnPro Industries, Inc.	$48.2	20.8	$2.32	1	$32.4	20.8	$1.56	1

	Six Months Ended June 30,
	2022				2021
	$	Average common shares outstanding, diluted (millions)	Per Share		$	Average common shares outstanding, diluted (millions)	Per Share
Net income attributable to EnPro Industries, Inc.	$49.3	20.8	$2.36		$47.3	20.8	$2.28
Net income from redeemable non-controlling interests	0.2				—
Income tax expense	11.0				6.0
Income before income taxes	60.5				53.3

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	2.8				0.7
Non-controlling interest compensation allocations[2]	0.5				2.9
Amortization of acquisition-related intangible assets	39.4				22.5
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	2.3				4.5
Amortization of the fair value adjustment to acquisition date inventory	11.3				4.8
Adjustments from other non-operating expense:
Environmental reserve adjustment	(0.3)				—
Asbestos receivable adjustment	2.8				—
Costs associated with previously disposed businesses	0.7				0.4
Net loss on sale of businesses	0.1				2.0
Pension income (non-service cost)	(1.3)				(4.2)
Other adjustments:
Other[3]	—				(0.2)
Adjusted income before income taxes	118.8				86.7
Adjusted income tax expense[4]	(32.1)				(26.0)
Net income from redeemable non-controlling interests	(0.2)				—
Adjusted net income attributable to EnPro Industries, Inc.	$86.5	20.8	$4.15	1	$60.7	20.8	$2.92	1
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

3Other adjustments are included in selling, general, and administrative and other operating expenses on the consolidated statements of operations.

4 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 27.0% in 2022 and 30.0% rate in 2021.

Reconciliation of Net Income Attributable to EnPro Industries, Inc. to Adjusted EBITDA

(in millions, except per share data)
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to EnPro Industries, Inc.	$33.1	$29.3	$49.3	$47.3
Net income (loss) attributable to redeemable non-controlling interests	(0.1)	(0.1)	0.2	—
Net income	33.0	29.2	49.5	47.3

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	7.7	3.8	14.6	7.6
Income tax expense	6.3	0.8	11.0	6.0
Depreciation and amortization expense	28.0	18.6	56.0	37.5
Restructuring and impairment expense	0.8	2.7	2.3	4.5
Environmental reserve adjustments	—	—	(0.3)	—
Asbestos receivable adjustment	2.8	—	2.8	—
Costs associated with previously disposed businesses	0.5	0.1	0.7	0.4
Net loss on sale of businesses	—	0.1	0.1	2.0
Acquisition and divestiture expenses	1.2	0.7	2.8	0.7
Pension income (non-service cost)	(0.6)	(2.1)	(1.3)	(4.2)
Non-controlling interest compensation allocation[1]	1.4	1.3	0.5	2.9
Amortization of the fair value adjustment to acquisition date inventory	1.0	2.3	11.3	4.8
Other	(0.1)	(0.3)	—	(0.2)
Adjusted EBITDA	$82.0	$57.2	$150.0	$109.3
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $5.0 million and $3.3 million at June 30, 2022 and December 31, 2021, respectively.

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

Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that at June 30, 2022 our disclosure controls and procedures were effective to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2022.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2022	—		—		—	$50,000,000	(1)
May 1 - May 31, 2022	—		—		—	$50,000,000	(1)
June 1 - June 30, 2022	424	(2)	$83.10	(2)	—	$50,000,000	(1)
Total	424	(2)	$83.10	(2)	—	$50,000,000	(1)
(1)In October of 2020, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under this authorization.

(2)In June 2022, a total of 424 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 89 shares were valued at a price of $87.50 per share, the closing trading price of our common stock on June 15, 2022, and 335 of these shares were valued at a price of $81.93 per share, the closing trading price of our common stock on June 30, 2022. Accordingly, the total 424 shares were valued at a weighted average price of $83.10. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of August, 2022.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller