Form 10-Q
period 2022-09-30
ENPRO INDUSTRIES, INC
filed 2022-11-07
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2022, there were 20,802,827 shares of common stock of the registrant outstanding, which does not include 179,345 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Nine Months Ended September 30, 2022 and 2021
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$280.1	$209.7	$827.3	$627.7
Cost of sales	169.3	126.0	509.5	378.3
Gross profit	110.8	83.7	317.8	249.4
Operating expenses:
Selling, general and administrative	65.8	60.0	205.1	182.5
Other	0.1	0.1	2.3	1.9
Total operating expenses	65.9	60.1	207.4	184.4
Operating income	44.9	23.6	110.4	65.0
Interest expense	(9.4)	(4.0)	(24.2)	(12.0)
Interest income	0.1	1.4	0.3	1.8
Other income (expense)	0.3	16.7	(1.7)	18.6
Income from continuing operations before income taxes	35.9	37.7	84.8	73.4
Income tax expense	(9.1)	(13.6)	(19.8)	(14.8)
Income from continuing operations	26.8	24.1	65.0	58.6
Income from discontinued operations, net of tax	0.7	3.9	13.9	16.9
Net income	27.5	28.0	78.9	75.5
Less: net income attributable to redeemable non-controlling interests	0.6	0.1	0.8	0.1
Net income attributable to EnPro Industries, Inc.	$26.9	$27.9	$78.1	$75.4
Comprehensive income (loss)	$(5.6)	$26.9	$17.2	$78.4
Less: comprehensive income (loss) attributable to redeemable non-controlling interests	(1.2)	0.2	(3.1)	0.3
Comprehensive income (loss) attributable to EnPro Industries, Inc.	$(4.4)	$26.7	$20.3	$78.1
Income attributable to EnPro Industries, Inc. common shareholders:
Income from continuing operations, net of tax	$26.2	$24.0	$64.2	$58.5
Income from discontinued operations, net of tax	0.7	3.9	13.9	16.9
Net income attributable to EnPro Industries, Inc.	$26.9	$27.9	$78.1	$75.4
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.26	$1.17	$3.09	$2.84
Discontinued operations	0.03	0.19	0.67	0.82
Net income per share	$1.29	$1.36	$3.76	$3.66
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.26	$1.16	$3.08	$2.82
Discontinued operations	0.03	0.19	0.66	0.81
Net income per share	$1.29	$1.35	$3.74	$3.63
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2022 and 2021
(in millions)

	2022	2021
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$78.9	$75.5
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(13.9)	(16.9)
Depreciation	19.4	13.4
Amortization	58.5	33.3
Deferred income taxes	(1.9)	(2.7)
Stock-based compensation	4.6	3.4
Other non-cash adjustments	4.9	(15.2)
Change in assets and liabilities, net of effects of divestitures of businesses:
Accounts receivable, net	(17.0)	(21.8)
Inventories	(19.2)	(7.0)
Accounts payable	2.7	10.4
Other current assets and liabilities	(13.2)	2.6
Other non-current assets and liabilities	7.8	2.5
Net cash provided by operating activities of continuing operations	111.6	77.5
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(10.2)	(10.9)
Proceeds from sale of businesses, net	0.6	38.9
Acquisitions	2.9	—
Receipts from settlements of derivative contracts	27.4	—
Other	—	0.2
Net cash provided by investing activities of continuing operations	20.7	28.2
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	60.5	—
Repayments of debt	(304.2)	(3.0)
Dividends paid	(17.6)	(16.8)
Other	(7.8)	(1.5)
Net cash used in financing activities of continuing operations	(269.1)	(21.3)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	8.8	20.3
Investing cash flows	(4.3)	(2.3)
Net cash provided by discontinued operations	4.5	18.0
Effect of exchange rate changes on cash and cash equivalents	(39.6)	(1.9)
Net increase (decrease) in cash and cash equivalents	(171.9)	100.5
Cash and cash equivalents at beginning of period	338.1	229.5
Cash and cash equivalents at end of period	$166.2	$330.0

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$15.8	$6.3
Income taxes, net	$35.8	$22.8
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.2	$1.2
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$166.2	$338.1
Accounts receivable, net	151.4	145.0
Inventories	150.2	135.9
Prepaid expenses and other current assets	34.4	35.8
Current assets of discontinued operations	148.4	149.9
Total current assets	650.6	804.7
Property, plant and equipment, net	170.5	184.3
Goodwill	919.2	948.0
Other intangible assets, net	811.5	894.2
Other assets	142.8	143.4
Total assets	$2,694.6	$2,974.6
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$15.5	$12.7
Short-term debt	—	149.3
Accounts payable	72.9	72.0
Accrued expenses	129.1	116.5
Current liabilities of discontinued operations	35.8	35.8
Total current liabilities	253.3	386.3
Long-term debt	868.1	963.9
Deferred taxes and non-current income taxes payable	148.8	166.1
Other liabilities	107.6	137.9
Total liabilities	1,377.8	1,654.2
Commitments and contingencies
Redeemable non-controlling interests	49.0	50.1
Shareholders’ equity
Common stock – $.1 par value; 100,000,000 shares authorized; issued, 20,981,810 shares in 2022 and 20,915,793 shares in 2021	0.2	0.2
Additional paid-in capital	300.7	303.6
Retained earnings	1,011.4	953.1
Accumulated other comprehensive income (loss)	(43.3)	14.6
Common stock held in treasury, at cost – 179,833 shares in 2022 and 180,848 shares in 2021	(1.2)	(1.2)
Total shareholders’ equity	1,267.8	1,270.3
Total liabilities and equity	$2,694.6	$2,974.6

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview and Basis of Presentation
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro,” or the “Company”) is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, photonics, industrial process, aerospace, food, biopharma and life sciences. EnPro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.
Over the past several years, we have executed several strategic initiatives to focus the portfolio of businesses where we offer proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue in markets with favorable secular tailwinds.
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements except for the change in the accounting for inventory from Last-in, First-out basis (LIFO) to First-in, First-out basis (FIFO) at certain of our locations as described below under "Inventory". The accompanying interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2021 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2021 adjusted for the change in accounting principle noted above. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2021 included within our annual report on Form 10-K.
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
Goodwill
In the second quarter of 2022, we determined the performance of our Alluxa reporting unit to be a triggering event for a goodwill impairment test and, as a result, we performed an interim assessment. The fair value of our Alluxa reporting unit, which is included in our Advanced Surface Technologies segment, and is allocated $126.0 million of goodwill, exceeded its carrying value by an estimated 21% as of the interim testing date of June 30, 2022. If the weighted-average cost of capital used in this assessment were increased by one percentage point, then the fair value of the Alluxa reporting unit would exceed its carrying value by approximately 12%.
Management continues to monitor the actual financial performance and future expectations of Alluxa, as well as, the discount rate and other relevant factors compared to the rates and projections utilized for the interim goodwill test noted above.
Management will perform the annual goodwill impairment test for EnPro’s five reporting units as of November 1, 2022. In performing the impairment tests, a change in assumptions used in the test, such as a change in discount rate, a downward revision of financial projections, or a shift in market multiples could result in the fair value of a reporting unit dropping below the carrying value of its assets, resulting in an impairment of goodwill.
Inventory
Effective July 1, 2022, we changed our method of determining cost for certain inventories from a LIFO basis to a FIFO basis for all of our inventories that were still accounted for under LIFO. We concluded the FIFO basis of accounting is the preferable method for determining inventory cost for our businesses because it improves comparability with our peers, harmonizes our accounting for inventory across all locations, more accurately reflects the current value and physical flow of inventory, and aligns operationally with how management views the performance of the business.

We retrospectively applied this change in accounting principle to all prior periods, including discontinued operations; and recorded a cumulative effect adjustment to increase the January 1, 2021 inventory balance by $3.2 million, an increase to the January 1, 2021 current assets of discontinued operations balance by $0.6 million, and an increase to retained earnings by $2.9 million (net of tax). The Consolidated Statement of Operations for the quarter and nine months ended September 30, 2021, Consolidated Statement of Cash flows for the nine months ended September 30, 2021, and the Consolidated Balance Sheet at December 31, 2021 have been retrospectively adjusted to reflect the change in accounting principle. Had we continued to apply LIFO, cost of sales for the nine months ended September 30, 2022, would have been $3.1 million higher and inventory would have been $6.9 million lower. Additionally, income from discontinued operations, net of tax, would have been approximately $0.1 million lower and current assets of discontinued operations would have been approximately $1.2 million lower.
The impact of our change in accounting method for valuing certain inventories on our previously issued financial statements is presented in the following tables:

Consolidated Statement of Operations
(in millions)	Quarter Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Reported [1]	Effect of Change	As Adjusted	As Reported [1]	Effect of Change	As Adjusted
Cost of sales	$126.0	$—	$126.0	$378.5	$(0.2)	$378.3
Gross profit	83.7	—	83.7	249.2	0.2	249.4
Operating income	23.6	—	23.6	64.8	0.2	65.0
Income from continuing operations before income taxes	37.7	—	37.7	73.2	0.2	73.4
Income tax expense	(13.6)	—	(13.6)	(14.8)	—	(14.8)
Income from continuing operations	24.1	—	24.1	58.4	0.2	58.6
Income from discontinued operations, net of tax	3.5	0.4	3.9	16.5	0.4	16.9
Net income	27.6	0.4	28.0	74.9	0.6	75.5
Net income attributable to EnPro Industries, Inc.	$27.5	$0.4	$27.9	$74.8	$0.6	$75.4

Consolidated Balance Sheet
(in millions)	December 31, 2021
	As Reported [1]	Effect of Change	As Adjusted
Inventories	$132.1	$3.8	$135.9
Current assets of discontinued operations	148.9	1.0	149.9
Total current assets	799.9	4.8	804.7
Total assets	$2,969.8	$4.8	$2,974.6

Current liabilities of discontinued operations	$35.5	$0.3	$35.8
Total current liabilities	386.0	0.3	386.3
Deferred taxes and non-current income taxes payable	165.2	0.9	166.1
Total liabilities	1,653.0	1.2	1,654.2
Retained earnings	949.5	3.6	953.1
Total shareholders' equity	1,266.7	3.6	1,270.3
Total liabilities and equity	$2,969.8	$4.8	$2,974.6

Consolidated Statement of Cash Flows
(in millions)	Nine Months Ended September 30, 2021
	As Reported [1]	Effect of Change	As Adjusted
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$74.9	$0.6	$75.5
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(16.5)	(0.4)	(16.9)
Change in assets and liabilities, net of effects of divestitures of businesses:
Inventories	(6.8)	(0.2)	(7.0)
Net cash provided by operating activities of continuing operations	77.5	—	77.5
1 As Reported represents the consolidated financial statement balances that have been recast for discontinued operations exclusive of the impact of our change in accounting method from LIFO to FIFO.
2.    Discontinued Operations
During the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. (GPT). These businesses, along with Compressor Products International (CPI), which was divested on December 21, 2021, comprised our entire Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be discontinued operations. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements.
For the quarters and nine months ended September 30, 2022 and 2021, the results of operations from Engineered Materials were as follows:

(in millions)	Quarters Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$51.8	$73.4	$166.6	$233.3
Cost of sales	34.9	47.0	109.1	146.0
Gross profit	16.9	26.4	57.5	87.3
Operating expenses:
Selling, general and administrative	13.0	19.9	39.3	60.5
Other	—	0.9	0.2	3.4
Total operating expenses	13.0	20.8	39.5	63.9
Operating income	3.9	5.6	18.0	23.4
Other expense	—	(0.1)	—	(0.1)
Income from discontinued operations before income tax	3.9	5.5	18.0	23.3
Income tax expense	(3.2)	(1.6)	(4.1)	(6.4)
Income from discontinued operations, net of tax	$0.7	$3.9	$13.9	$16.9

The major classes of assets and liabilities for Engineered Materials are shown below:

(in millions)	September 30, 2022	December 31, 2021
Assets:
Accounts receivable	$36.0	$32.0
Inventories	27.1	28.8
Property, plant and equipment	46.0	52.4
Goodwill	5.1	5.1
Other intangible assets	16.9	19.2
Other assets	17.3	12.4
Current assets of discontinued operations	$148.4	$149.9

Liabilities
Accounts payable	$10.1	$9.9
Accrued expenses	19.0	18.8
Other liabilities	6.7	7.1
Current liabilities of discontinued operations	$35.8	$35.8
Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to Engineered Materials for corporate services not expected to continue at the divested business subsequent to closing have not been reflected in the above financial statements of discontinued operations and have been reclassified to income from continuing operations in the accompanying consolidated financial statements of the Company for all periods. In addition, divestiture-related costs previously not allocated to Engineered Materials that were incurred as a result of the divestiture of Engineered Materials have been reflected in the financial results of discontinued operations. As a result, income before income taxes of Engineered Materials has been decreased by $1.1 million and $1.6 million, respectively, for the quarter and nine months ended September 30, 2022 and increased by $0.1 million and $1.5 million, respectively, for the quarter and nine months ended September 30, 2021, with offsetting changes in corporate expenses of continuing operations.
The sale of GGB closed on November 4, 2022 to The Timken Company for total proceeds of $305 million, subject to closing date purchase price adjustments. The pre-tax gain on the disposition of GGB to be recognized in the fourth quarter is expected to be approximately $190 million.
The Company is actively pursuing the sale of GPT, and anticipates completing the sale by December 31, 2022. Current assets and current liabilities of discontinued operations of GPT at September 30, 2022, were $16.3 million and $4.2 million respectively.
The sale of GGB included a subsidiary of our Sealing Technologies segment which is not part of the discontinued operations described above. The total assets of this subsidiary (principally allocated goodwill of $6.0 million) were $7.9 million and the liabilities of this subsidiary were $0.3 million and have been classified in other current assets, and accrued expenses, respectively, in the accompanying consolidated balance sheet at September 30, 2022. The results of operations of this subsidiary are included in continuing operations for all periods being reported.
3.    Acquisition
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

The following pro forma condensed consolidated financial results of operations for EnPro are presented as if the acquisition had been completed prior to 2021:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Pro forma net sales	$280.1	$256.0	$827.3	$762.1
Pro forma net income	$28.1	$31.6	$76.2	$76.6
These amounts have been calculated after applying our accounting policies and adjusting the results of NxEdge to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied prior to 2021 as well as additional interest expense to reflect financing required, together with the corresponding tax effects. The supplemental pro forma net income for the quarter and nine months ended September 30, 2022 was adjusted to exclude $1.8 million and $14.9 million of pre-tax costs related to the amortization of the backlog intangible asset, the amortization of the fair-value adjustment to acquisition date inventory and additional transaction-related expenses incurred during the respective periods. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of this acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred prior to 2021, or of future results of the consolidated entities.
We continue to evaluate the purchase price allocation of this acquisition, primarily the value of certain tangible and intangible assets and the related tax impacts, and, in accordance with applicable accounting guidance, we have revised the initial acquisition date purchase price allocations to increase goodwill by $0.4 million at September 30, 2022. We expect to finalize the purchase price allocation no later than November 30, 2022.
4.    Income Taxes

Our income tax expense and resulting effective tax rate on income from continuing operations are based upon the estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete in the interim periods. This estimated annual effective tax rate is affected by the relative proportions of revenue and income before taxes in the jurisdictions in which we operate. Based on the geographical mix of earnings, our annual effective tax rate fluctuates based on the portion of our profits earned in each jurisdiction. Additionally, in accordance with discontinued operations reporting requirements, income tax expense for the current and prior periods presented have been adjusted to reflect only the activity of continuing operations. This presentation requires removing all elements of income tax expense associated with discontinued operations entities as well as their indirect impact on the overall income tax provision.
The effective tax rates for the quarters ended September 30, 2022 and 2021 were 25.4% and 36.2%, respectively. The reduction in the effective tax rate for the three months ended September 30, 2022 is primarily the result of higher tax rates in most foreign jurisdictions.

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 23.4% and 20.2%, respectively. The effective tax rate for the nine months ended September 30, 2022 is primarily driven by a legal entity conversion in Taiwan and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2021 is primarily the result of the reduction of a valuation allowance on certain foreign net operating losses, the favorable conclusion of the IRS examination, and the reversal of certain uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions.

5.    Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$26.8	$24.1	$65.0	$58.6
Less: net income attributable to redeemable non-controlling interests	0.6	0.1	0.8	0.1
Income from continuing operations attributable to EnPro Industries, Inc.	26.2	24.0	64.2	58.5
Income from discontinued operations, net of tax	0.7	3.9	13.9	16.9
Net income attributable to EnPro Industries, Inc.	$26.9	$27.9	$78.1	$75.4
Denominator:
Weighted-average shares – basic	20.8	20.6	20.8	20.6
Share-based awards	0.1	0.1	0.1	0.2
Weighted-average shares – diluted	20.9	20.7	20.9	20.8
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.26	$1.17	$3.09	$2.84
Discontinued operations	0.03	0.19	0.67	0.82
Basic earnings per share attributable to EnPro Industries, Inc.	$1.29	$1.36	$3.76	$3.66
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.26	$1.16	$3.08	$2.82
Discontinued operations	0.03	0.19	0.66	0.81
Diluted earnings per share attributable to EnPro Industries, Inc.	$1.29	$1.35	$3.74	$3.63

6.    Inventories

	September 30, 2022	December 31, 2021
	(in millions)
Finished products	$49.4	$45.0
Work in process	35.0	38.8
Raw materials and supplies	65.8	52.1
Total inventories	$150.2	$135.9

7.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2022, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2021	$279.4	$668.6	$948.0
Acquisition of business	—	0.4	0.4
Reclassification to held for sale (other current assets)	(6.0)	—	(6.0)
Foreign currency translation	(8.8)	(14.4)	(23.2)
Goodwill as of September 30, 2022	$264.6	$654.6	$919.2

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment as of December 31, 2021, and September 30, 2022.
Identifiable intangible assets are as follows:

	As of September 30, 2022		As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$476.1	$148.7	$503.4	$132.9
Existing technology	462.7	62.5	464.9	37.3
Trademarks	63.8	21.6	63.9	19.5
Other	36.2	25.0	36.9	17.9
	1,038.8	257.8	1,069.1	207.6
Indefinite-Lived:
Trademarks	30.5	—	32.7	—
Total	$1,069.3	$257.8	$1,101.8	$207.6
Amortization for the quarters and nine months ended September 30, 2022 and 2021 were $19.2 million, $10.7 million, $57.9 million, and $32.2 million, respectively.
8.    Accrued Expenses

	September 30, 2022	December 31, 2021
	(in millions)
Salaries, wages and employee benefits	$52.9	$50.5
Interest	9.9	4.9
Environmental	11.0	11.0
Income taxes	15.3	9.3
Taxes other than income taxes	7.0	7.0
Operating lease liabilities	8.7	9.5
Other	24.3	24.3
	$129.1	$116.5

9.     Long-Term Debt
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

The Term Loan A-1 Facility amortizes on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility amortizes on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility did not amortize and was repaid in full in the third quarter of 2022. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events and non-permitted debt issuances.

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of September 30, 2022.
The borrowing availability under our Revolving Credit Facility at September 30, 2022 was $299.2 million after giving consideration to $10.8 million of outstanding letters of credit and $90.0 million of outstanding borrowings. The balance of our outstanding Term Loan A-1 Facility and Term Loan A-2 Facility at September 30, 2022 was $138.8 million and $309.1 million respectively. The 364-Day Facility had no outstanding balance at September 30, 2022.
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

10.    Pensions and Postretirement Benefits
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the quarters and nine months ended September 30, 2022 and 2021, are as follows:

	Quarters Ended September 30,				Nine Months Ended September 30,
	Pension Benefits		Other Benefits		Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021	2022	2021
	(in millions)
Service cost	$0.4	$0.4	$—	$—	$1.1	$1.2	$—	$—
Interest cost	2.5	2.3	—		7.4	6.8	—	0.1
Expected return on plan assets	(3.3)	(4.5)	—	—	(9.9)	(13.6)	—	—
Amortization of prior service cost	—		—	—	—	0.1	—	—
Amortization of net loss	0.1	0.2	0.1	0.1	0.4	0.5	0.1	0.1
Net periodic benefit cost (benefit)	$(0.3)	$(1.6)	$0.1	$0.1	$(1.0)	$(5.0)	$0.1	$0.2

No contributions were made in the nine months ended September 30, 2022 to our U.S. defined benefit pension plans and we do not anticipate making contributions in the fourth quarter of 2022 to these plans.

11.    Shareholders' Equity
Changes in shareholders' equity for the nine months ended September 30, 2022 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings[1]	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance December 31, 2021	20.7	$0.2	$303.6	$953.1	$14.6	$(1.2)	$1,270.3	$50.1
Net income	—	—	—	16.8	—	—	16.8	0.3
Other comprehensive loss	—	—	—	—	(11.7)	—	(11.7)	(1.0)
Dividends ($0.28 per share)	—	—	—	(5.9)	—	—	(5.9)	—
Incentive plan activity	0.1	—	(4.1)	—	—	—	(4.1)	—
Other	—	—	0.1	—	—	—	0.1	(0.1)
Balance, March 31, 2022	20.8	0.2	299.6	964.0	2.9	(1.2)	1265.5	49.3
Net income (loss)	—	—	—	34.4	—	—	34.4	(0.1)
Other comprehensive loss	—	—	—	—	(14.9)	—	(14.9)	(1.1)
Dividends ($0.28 per share)	—	—	—	(5.9)		—	(5.9)	—
Incentive plan activity	—	—	1.4	—	—	—	1.4	—
Balance, June 30, 2022	20.8	0.2	301.0	992.5	(12.0)	(1.2)	1,280.5	48.1
Net income	—	—	—	26.9	—	—	26.9	0.6
Other comprehensive loss	—	—	—	—	(31.3)	—	(31.3)	(1.8)
Dividends ($0.28 per share)	—	—	—	(5.8)	—	—	(5.8)	—
Incentive plan activity	—	—	0.6	—	—	—	0.6	—
Other	—	—	(0.9)	(2.2)	—	—	(3.1)	2.1
Balance, September 30, 2022	20.8	$0.2	$300.7	$1,011.4	$(43.3)	$(1.2)	$1,267.8	$49.0

Changes in shareholders' equity for the nine months ended September 30, 2021 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings[1]	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance,December 31, 2020	20.5	$0.2	$289.6	$797.7	$(4.9)	$(1.2)	$1,081.4	$48.4
Net income	—	—	—	18.0	—	—	18.0	0.1
Other comprehensive loss	—	—	—	—	(7.9)	—	(7.9)	(0.5)
Dividends ($0.27 per share)	—	—	—	(5.7)	—	—	(5.7)	—
Incentive plan activity	0.1	—	1.2	—	—	—	1.2	—
Other	—	—	(0.1)	(3.1)	—	—	(3.2)	3.2
Balance, March 31, 2021	20.6	0.2	290.7	806.9	(12.8)	(1.2)	1,083.8	51.2
Net income (loss)	—	—	—	29.5	—	—	29.5	(0.1)
Other comprehensive income	—	—	—	—	11.8	—	11.8	0.6
Dividends ($0.27 per share)	—	—	—	(5.6)		—	(5.6)	—
Incentive plan activity	—	—	1.6	—	—	—	1.6	—
Other	—	—	(0.1)	0.2	—	—	0.1	(0.1)
Balance, June 30, 2021	20.6	0.2	292.2	831.0	(1.0)	(1.2)	1,121.2	51.6
Net income	—	—	—	27.9	—	—	27.9	0.1
Other comprehensive income (loss)	—	—	—	—	(1.2)	—	(1.2)	0.2
Dividends ($0.27 per share)	—	—	—	(5.6)	—	—	(5.6)	—
Other			(1.0)	2.9			1.9	(1.9)
Balance, September 30, 2021	20.6	$0.2	$291.2	$856.2	$(2.2)	$(1.2)	$1,144.2	$50.0
1 Retained earnings balances and net income for the quarter ended June 30, 2022, and all prior quarterly periods have been recast to reflect the impact of the change in accounting method from LIFO to FIFO for certain inventories, net of the related tax effect. (See Note 1, "Overview and Basis of Presentation" for additional details).

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $17.6 million were made during the nine months ended September 30, 2022.
In October 2022, our board of directors declared a dividend of $0.28 per share, payable on December 14, 2022 to all shareholders of record as of November 30, 2022.
In October 2022, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization or the prior two-year authorization which expired in October 2022.
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
12.    Business Segment Information

We aggregate our operating businesses into two reportable segments. The factors considered in determining our reportable segments are the economic similarity of the businesses, the nature of products sold, or solutions provided, the production processes and the types of customers and distribution methods. Our reportable segments are managed separately based on these differences.

Our Sealing Technologies segment designs and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways. These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In all of these industries, performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers processes. Many of our products and solutions are used in highly demanding applications oftentimes in incredibly harsh environments, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know how and enduring reliability, driving a lasting aftermarket for many of our solutions.
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for the most challenging applications in high growth markets. The segment’s products and solutions are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s solutions include cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. It designs, manufactures and sells specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive solutions that enable the maintenance of our customers’ processes through an entire life cycle.
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
Segment operating results and other financial data for the nine months ended September 30, 2022 and 2021 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Sales
Sealing Technologies	$157.9	$146.9	$467.4	$455.9
Advanced Surface Technologies	122.5	64.3	360.7	178.2
	280.4	211.2	828.1	634.1
Intersegment sales	(0.3)	(1.5)	(0.8)	(6.4)
Total sales	$280.1	$209.7	$827.3	$627.7

Adjusted Segment EBITDA
Sealing Technologies	$39.7	$34.5	$118.1	$111.0
Advanced Surface Technologies	39.9	19.4	112.6	52.3
	$79.6	$53.9	$230.7	$163.3

Reconciliation of Adjusted Segment EBITDA to income before income taxes
Adjusted Segment EBITDA	$79.6	$53.9	$230.7	$163.3
Acquisition and divestiture expenses	—	(0.3)	(0.4)	(0.4)
Non-controlling interest compensation allocation	0.6	(1.3)	0.1	(4.1)
Amortization of fair value adjustment to acquisition date inventory	(1.0)	(1.0)	(12.3)	(5.8)
Restructuring and impairment expense	(0.1)	0.2	(1.2)	(1.8)
Depreciation and amortization expense	(25.7)	(15.4)	(77.7)	(46.5)
Corporate expenses	(9.1)	(11.6)	(31.4)	(37.2)
Interest expense, net	(9.3)	(2.6)	(23.9)	(10.2)
Other income (expense), net	0.9	15.8	0.9	16.1
Income before income taxes	$35.9	$37.7	$84.8	$73.4
As a result of our change from the LIFO to FIFO inventory valuation as discussed in Note 1, Sealing Technologies Adjusted Segment EBITDA was recast to reflect the change. Accordingly, Sealing Technologies Adjusted Segment EBITDA for the nine months ended September 30, 2021 increased by approximately $0.2 million as a result of this change in accounting principle.

Segment assets are as follows:

	September 30, 2022	December 31, 2021
	(in millions)
Sealing Technologies	$694.9	$703.9
Advanced Surface Technologies	1,591.5	1,686.5
Corporate	259.8	434.3
Discontinued operations	148.4	149.9
	$2,694.6	$2,974.6

Backlog

As of September 30, 2022, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $335.0 million. Approximately 93% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and nine months ended September 30, 2022 and 2021:

	Quarter Ended September 30, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$10.9	$1.5	$12.4
Automotive	0.6	0.5	1.1
Chemical and material processing	19.1	—	19.1
Food and pharmaceutical	17.6	—	17.6
General industrial	40.0	6.8	46.8
Medium-duty/heavy-duty truck	51.7	—	51.7
Oil and gas	5.5	1.6	7.1
Power generation	8.7	—	8.7
Semiconductors	1.9	111.5	113.4
Other	1.6	0.6	2.2
Total third-party sales	$157.6	$122.5	$280.1

	Quarter Ended September 30, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$8.4	$2.6	$11.0
Automotive	0.6	0.2	0.8
Chemical and material processing	17.5	—	17.5
Food and pharmaceutical	16.8	—	16.8
General industrial	40.9	7.2	48.1
Medium-duty/heavy-duty truck	43.2	—	43.2
Oil and gas	4.6	1.0	5.6
Power generation	8.4	0.1	8.5
Semiconductors	3.3	52.5	55.8
Other	1.8	0.6	2.4
Total third-party sales	$145.5	$64.2	$209.7

	Nine Months Ended September 30, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$29.7	$4.6	$34.3
Automotive	1.7	1.3	3.0
Chemical and material processing	59.1	—	59.1
Food and pharmaceutical	55.1	—	55.1
General industrial	123.5	21.2	144.7
Medium-duty/heavy-duty truck	139.9	—	139.9
Oil and gas	16.1	3.3	19.4
Power generation	31.6	0.1	31.7
Semiconductors	4.4	327.8	332.2
Other	5.6	2.3	7.9
Total third-party sales	$466.7	$360.6	$827.3

	Nine Months Ended September 30, 2021
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$23.4	$7.1	$30.5
Automotive	1.6	0.7	2.3
Chemical and material processing	54.1	—	54.1
Food and pharmaceutical	49.8	—	49.8
General industrial	128.5	19.4	147.9
Medium-duty/heavy-duty truck	129.7	—	129.7
Oil and gas	14.2	3.4	17.6
Power generation	29.1	0.1	29.2
Semiconductors	13.4	145.3	158.7
Other	5.9	2.0	7.9
Total third-party sales	$449.7	$178.0	$627.7
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
The Original Swap matured on September 15, 2022. At settlement, we received $30.8 million in cash, of which $27.4 million represented the fair value of the contracts as of the settlement date and $3.4 million represented interest receivable. Unrealized gains totaling $20.8 million, net of tax, as of the maturity date are included in accumulated other comprehensive income.
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
During the term of the Additional Swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the Additional Swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparty will settle the Additional Swap agreement at its fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the Additional Swap agreement was entered into.
We have designated the Additional Swap as a qualifying hedging instruments and are accounting for it as a net investment hedge. At September 30, 2022, the fair value of the Additional Swap equaled $15.8 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet.The gains and losses resulting from fair value adjustment to the Additional Swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Additional Swap is effective in hedging the designated risk. Cash flows related to the Additional Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

14.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2022	December 31, 2021
	(in millions)
Assets
Foreign currency derivatives	15.8	8.7
Deferred compensation assets	9.6	10.9
	$25.4	$19.6
Liabilities
Deferred compensation liabilities	$9.9	$11.4
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$883.6	$870.1	$976.6	$998.3
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

15.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$19.9	$(31.9)	$(12.0)
Other comprehensive loss before reclassifications	(33.3)	—	(33.3)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income (loss)	(33.3)	0.2	(33.1)
Less: other comprehensive loss attributable to redeemable non-controlling interests	(1.8)	—	(1.8)
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(31.5)	0.2	(31.3)
Ending balance	$(11.6)	$(31.7)	$(43.3)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$35.3	$(36.3)	$(1.0)
Other comprehensive loss before reclassifications	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income (loss)	(1.2)	0.2	(1.0)
Less: other comprehensive income attributable to redeemable non-controlling interests	0.2	—	0.2
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(1.4)	0.2	(1.2)
Ending balance	$33.9	$(36.1)	$(2.2)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$46.7	$(32.1)	$14.6
Other comprehensive loss before reclassifications	(62.1)		(62.1)
Amounts reclassified from accumulated other comprehensive income	—	0.4	0.4
Net current-period other comprehensive income (loss)	(62.1)	0.4	(61.7)
Less: other comprehensive loss attributable to redeemable non-controlling interests	(3.8)	—	(3.8)
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(58.3)	0.4	(57.9)
Ending balance	$(11.6)	$(31.7)	$(43.3)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2021 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$31.7	$(36.6)	$(4.9)
Other comprehensive income before reclassifications	2.5	—	2.5
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Net current-period other comprehensive income	2.5	0.5	3.0
Less: other comprehensive income attributable to redeemable non-controlling interests	0.3	—	0.3
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	2.2	0.5	2.7
Ending balance	$33.9	$(36.1)	$(2.2)
Reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Pension and other postretirement plans adjustments:
Actuarial losses	$0.2	$0.3	$0.5	$0.6	(1)
Prior service costs	—	—	—	0.1	(1)
Total before tax	0.2	0.3	0.5	0.7	Income before income taxes
Tax benefit	—	(0.1)	(0.1)	(0.2)	Income tax expense
Net of tax	$0.2	$0.2	$0.4	$0.5	Net income
(1)These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. As these are components of net periodic pension cost other than service cost, the affected Statement of Operations captions are other income (expense) (See Note 10, “Pensions and Postretirement Benefits"” for additional details).
16.    Commitments and Contingencies
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of September 30, 2022 and December 31, 2021, we had accrued liabilities aggregating $37.9 million and $46.4 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability at September 30, 2022 was $11.0 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro. In September 2022, EnPro paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at September 30, 2022 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at September 30, 2022 for this site was $13.3 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $3.3 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at September 30, 2022.
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

Changes in the product warranty liability for the nine months ended September 30, 2022 and 2021 are as follows:

	2022	2021
	(in millions)
Balance at beginning of year	$4.9	$6.5
Net charges to expense	0.9	1.4
Settlements made	(0.8)	(2.0)
Balance at end of period	$5.0	$5.9

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
•uncertainty with respect to the duration and severity of these impacts from the COVID-19 pandemic, including impacts on the general economy, the markets served by our customers (including international markets that may not recover at the same pace as markets in the United States), and consequent reductions in the demand for our products and solutions, which could result in additional intangible asset impairment charges;
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
•the impact of any labor disputes;
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
Discontinued Operations
During the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. (GPT). These businesses, along with Compressor Products International (CPI), which was divested on December 21, 2021, comprised our entire Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale at September 30, 2022, we determined Engineered Materials to be discontinued operations. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements. Furthermore, unless otherwise specified, amounts presented in Management's Discussion and Analysis are for continuing operations only.

Overview
Overview. We are a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, photonics, industrial process, aerospace, food, biopharma and life sciences. We have 12 primary manufacturing and service facilities located in 5 countries, including the United States. EnPro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.

Over the past several years, we have executed several strategic initiatives to focus the portfolio of businesses where we offer proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue in markets with favorable secular tailwinds.
We manage our business as two segments: a Sealing Technologies segment and an Advanced Surface Technologies segment.
Our Sealing Technologies segment designs and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways. These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In all of these industries, performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers processes. Many of our products and solutions are used in highly demanding applications oftentimes in incredibly harsh environments, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know how and enduring reliability, driving a lasting aftermarket for many of our solutions.
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for the most challenging applications in high growth markets. The segment’s products and solutions are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s solutions include cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. It designs, manufactures and sells specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive solutions that enable the maintenance of our customers’ processes through an entire life cycle.
COVID-19 Impacts. COVID-19 continues to significantly impact the health and economic environment around the world. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects on certain markets, have had and may continue to have negative implications on demand for their goods and consequently on their demand for our products and solutions. Because of uncertainties with respect to the continuing severity and duration of the COVID-19 outbreak, which may vary significantly in different regions of the world and could be impacted by new variants, the duration and terms of related governmental orders restricting activities, and the timing and pace of any economic recovery as COVID-19 impacts abate in different regions, we cannot predict with precision the extent and duration of any future changes in demand for our products and solutions due to COVID-19 impacts and the consequent impact on our business and financial results.

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

Highlights. Financial highlights of our continuing operations for the quarters and nine months ended September 30, 2022 and 2021 are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions, except per share data)
Net sales	$280.1	$209.7	$827.3	$627.7
Income from continuing operations attributable to EnPro Industries, Inc.	$26.2	$24.0	$64.2	$58.5
Net income attributable to EnPro Industries, Inc.	$26.9	$27.9	$78.1	$75.4
Diluted earnings per share from continuing operations attributable to EnPro Industries, Inc.	$1.26	$1.16	$3.08	$2.82
Adjusted income attributable to EnPro Industries, Inc.[1]	$39.8	$24.1	$115.9	$69.5
Adjusted diluted earnings per share from attributable to EnPro Industries, Inc.[1]	$1.91	$1.16	$5.56	$3.35
Adjusted EBITDA [1]	$71.3	$41.9	$203.9	$124.1
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.
Our strong sales results in the third quarter of 2022 were driven by organic growth in both the Sealing and Advanced Surface Technologies segments, pricing initiatives and the contribution from NxEdge, despite ongoing inflationary pressures, supply chain challenges and heightened macroeconomic uncertainty. Our results were driven by continued positive momentum in the semiconductor, aerospace and food and pharmaceutical markets, with general industrial and power generation (nuclear) markets remaining firm. Demand for our leading industrial technology applications remains high.
Our increased income from continuing operations attributable to EnPro Industries, Inc. and adjusted EBITDA compared to the prior-year period were driven primarily by the addition of NxEdge, pricing initiatives, and operating leverage on organic sales growth, offset by inflationary raw material costs, rising labor expenses, and the impact of divestitures completed in 2021.
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

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)
Sales
Sealing Technologies	$157.9	$146.9	$467.4	$455.9
Advanced Surface Technologies	122.5	64.3	360.7	178.2
	280.4	211.2	828.1	634.1
Intersegment sales	(0.3)	(1.5)	(0.8)	(6.4)
Net sales	$280.1	$209.7	$827.3	$627.7

Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$26.2	$24.0	$64.2	$58.5

Adjusted Segment EBITDA
Sealing Technologies	$39.7	$34.5	$118.1	$111.0
Advanced Surface Technologies	39.9	19.4	112.6	52.3
Total Adjusted Segment EBITDA	$79.6	$53.9	$230.7	$163.3

Reconciliation of Adjusted Segment EBITDA to income from continuing operations attributable to EnPro Industries, Inc., net of tax
Adjusted Segment EBITDA	$79.6	$53.9	$230.7	$163.3
Acquisition and divestiture expenses	—	(0.3)	(0.4)	(0.4)
Non-controlling interest compensation allocation	0.6	(1.3)	0.1	(4.1)
Amortization of fair value adjustment to acquisition date inventory	(1.0)	(1.0)	(12.3)	(5.8)
Restructuring and impairment expense	(0.1)	0.2	(1.2)	(1.8)
Depreciation and amortization expense	(25.7)	(15.4)	(77.7)	(46.5)
Corporate expenses	(9.1)	(11.6)	(31.4)	(37.2)
Interest expense, net	(9.3)	(2.6)	(23.9)	(10.2)
Other income, net	0.9	15.8	0.9	16.1
Income from continuing operations before income taxes	35.9	37.7	84.8	73.4
Income tax expense	(9.1)	(13.6)	(19.8)	(14.8)
Income from continuing operations	26.8	24.1	65.0	58.6
Less: net income attributable to redeemable non-controlling interests	0.6	0.1	0.8	0.1
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$26.2	$24.0	$64.2	$58.5
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
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the quarters and nine months ended September 30, 2022 and 2021 with the exception of $0.1 million for the quarter ended September 30, 2022 and $2.2 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the quarters and nine months ended September 30, 2022 and 2021 includes $(0.6) million, $0.8 million, $(2.7) million, and $2.6 million, respectively, of miscellaneous expenses (income) that are either not associated with a particular segment or not considered part of administering the corporate functions. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
Third Quarter of 2022 Compared to the Third Quarter of 2021

Sales of $280.1 million in the third quarter of 2022 increased 33.6% from $209.7 million in the third quarter of 2021. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Third Quarter 2022 vs. Third Quarter 2021
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	20.8%	(3.4)%	16.2%	33.6%
Sealing Technologies	(5.1)%	(4.0)%	16.6%	7.5%
Advanced Surface Technologies	77.4%	(2.0)%	15.1%	90.5%

Following are the key effects of acquisitions and divestitures on sales for the third quarter of 2022 compared to the same period in 2021:

•Acquisition of NxEdge (Advanced Surface Technologies) in December 2021
•Divestiture of the polymer components business unit (Sealing Technologies), which was principally located in Houston, in September 2021

Following is a discussion of operating results for each segment during the third quarter of 2022:

Sealing Technologies. Sales of $157.9 million in the third quarter of 2022 reflect a 7.5% increase compared to the $146.9 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($5.9 million) and the sales from businesses that have since been divested ($6.4 million) from 2021 results, sales were up 16.6%, or $23.3 million. This increase was driven by strong demand in the food and pharmaceuticals, aerospace, and heavy-duty truck markets.

Adjusted Segment EBITDA of $39.7 million in the third quarter of 2022 increased 15.1% from $34.5 million reported in the same period of 2021. Segment AEBITDA margins for the segment increased from 23.5% in the third quarter of 2021 to 25.1% for the third quarter of 2022. Excluding the unfavorable foreign exchange translation ($1.5 million) and the Segment EBITDA earned from businesses that have since been divested ($1.0 million) from 2021 results, Adjusted Segment EBITDA increased 23.4%, or $7.8 million, to $41.2 million. The increase in Segment EBITDA was driven primarily by higher pricing ($13.3 million), favorable volume, net of mix ($2.0 million), and decreased incentive compensation ($0.3 million) and foreign exchange transaction related costs ($0.6 million), partially offset by higher manufacturing costs ($7.7 million) and increased travel-related costs ($0.7 million).

Advanced Surface Technologies. Sales of $122.5 million in the third quarter of 2022 reflect a 90.5% increase compared to the $64.3 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($1.3 million) and the sales from a recent acquisition ($49.9 million) from 2022 results, sales were up 15.1%, or $9.7 million. This increase was driven primarily by strong demand in the semiconductor market.

Adjusted Segment EBITDA of $39.9 million in the third quarter of 2022 increased 105.7% from $19.4 million reported in the same period of 2021. Segment AEBITDA margins increased from 30.2% in the third quarter of 2021 to 32.6% in the third quarter of 2022. Excluding the unfavorable foreign exchange translation ($0.9 million) and the Segment AEBITDA contributed from a business recently acquired ($16.1 million) from our 2022 results, Adjusted Segment EBITDA increased 27.3%, or $5.3 million, to $24.7 million. This increase in Adjusted Segment EBITDA was driven by favorable volume, net of mix ($4.3 million), increased pricing ($2.3 million), and decreased foreign exchange transaction related costs ($1.3 million) partially offset by increased manufacturing costs ($1.7 million) and higher selling, general, and administrative costs ($0.9 million).

Corporate expenses for the third quarter of 2022 decreased $2.5 million as compared to the same period in 2021. The decrease was driven primarily by decreased costs related to the sale of Engineered Materials ($1.5 million), costs incurred related to the CEO transition in the prior-year period ($1.7 million), and lower medical and insurance related costs ($1.0 million), partially offset by higher incentive compensation expense ($1.7 million).

Interest expense, net in the third quarter of 2022 increased $6.7 million as compared to the same period of 2021 primarily due to increased outstanding debt in 2022 as a result of indebtedness incurred to fund the recent NxEdge acquisition.

Other income, net in the third quarter of 2022 decreased by $14.9 million as compared to the same period of 2021, primarily due to gain on sale of businesses in 2021 ($19.4 million) and decreased pension income from non-service costs ($1.3 million), partially offset by $1.3 million net foreign exchange gains, and lower environmental related expense ($4.4 million).

The effective tax rates for the quarters ended September 30, 2022 and 2021 were 25.4% and 36.2%, respectively. The reduction in the effective tax rate for the three months ended September 30, 2022 is primarily the result of higher tax rates in most foreign jurisdictions.

Income from continuing operations attributable to EnPro Industries, Inc. was $26.2 million, or $1.26 per share, in the third quarter of 2022 compared to $24.0 million, or $1.16 per share, in the same period of 2021. Earnings per share is expressed on a diluted basis.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Sales of $827.3 million in the first nine months of 2022 increased 31.8% from $627.7 million in the first nine months of 2021. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
increase/(decrease)	Acquisitions and Divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	20.4%	(2.5)%	13.9%	31.8%
Sealing Technologies	(6.5)%	(3.1)%	12.1%	2.5%
Advanced Surface Technologies	85.7%	(1.1)%	17.8%	102.4%

Following are the key effects of acquisitions and divestitures on sales for the first nine months of 2022 compared to the same period in 2021:

•Acquisition of NxEdge (Advanced Surface Technologies) in December 2021
•Divestiture of the polymer components business unit (Sealing Technologies), which was principally located in Houston, in September 2021
Following is a discussion of operating results for each segment during the first nine months of 2022:

Sealing Technologies. Sales of $467.4 million in the first nine months of 2022 reflect a 2.5% increase compared to the $455.9 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($13.9 million) on our 2022 sales and the sales from businesses that have since been divested ($26.6 million) from 2021 results, sales were up 12.1% or $52.0 million. This increase was driven by sales price actions and strong demand in the food and pharmaceutical, aerospace, and heavy-duty truck markets.

Adjusted Segment EBITDA of $118.1 million in the first nine months of 2022 increased 6.4% from $111.0 million reported in the same period of 2021. Segment AEBITDA margins for the segment increased from 24.3% in the first nine months of 2021 to 25.3% in the first nine months of 2022. Excluding the unfavorable foreign exchange translation ($3.8 million) and the Segment AEBITDA earned from businesses that have since been divested ($5.2 million) from 2021 results, Adjusted Segment EBITDA increased 15.1%, or $16.0 million, to $121.9 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($31.0 million), increased sales volume, net of product mix ($4.1 million), and decreased incentive compensation ($1.0 million) and foreign exchange transaction related costs ($1.0 million) partially offset by increased manufacturing costs ($17.3 million), higher personnel costs in selling, general, and administrative costs ($2.3 million), and increased travel-related expense ($1.5 million).

Advanced Surface Technologies. Sales of $360.7 million in the first nine months of 2022 reflect a 102.4% increase compared to the $178.2 million reported in the same period of 2021. Excluding the unfavorable foreign exchange translation ($1.9 million) and the sales from a recent acquisition ($152.8 million) from the result of the first three quarters of 2022, sales were up 17.8%, or $31.7 million. This increase was driven primarily by strong demand in the semiconductor market.

Adjusted Segment EBITDA of $112.6 million in the first nine months of 2022 increased 115.3% from $52.3 million reported in the comparable period of 2021. Segment AEBITDA margins for the segment increased from 29.3% in the first nine months of 2021 to 31.2% in the first nine months of 2022. While the impact of foreign exchange translation period to period was negligible for the current period, excluding the Segment AEBITDA contributed from a business recently acquired ($51.7 million) from our 2022 results, Adjusted Segment EBITDA increased $9.9 million, or 18.9%, to $62.2 million. The increase in Adjusted Segment EBITDA was primarily driven by higher pricing ($4.7 million), increased sales volume, net of mix ($13.8 million), decreased foreign exchange related transactions costs ($2.7 million) and incentive compensation ($0.3 million), partially offset by increased manufacturing costs ($7.8 million) and higher selling, general, and administrative costs ($3.8 million).

Corporate expenses for the first nine months of 2022 decreased $5.8 million as compared to the same period in 2021. The decrease was driven primarily by costs incurred related to the CEO transition in the prior-year period ($1.7 million), lower incentive compensation costs ($2.2 million), and decreased costs related to the sale of Engineered Materials ($3.9 million), partially offset by increased corporate restructuring charges ($1.1 million) and travel-related costs ($0.9 million).

Interest expense, net in the first nine months of 2022 increased $13.7 million from 2021 primarily due to increased outstanding debt in 2022 as a result of indebtedness incurred to fund the recent NxEdge acquisition

Other income, net in the first nine months of 2022 decreased by $15.2 million as compared to other income reported in the same period of 2021, primarily due to gain on sale of businesses in 2021 ($17.9 million), decreased pension income from non-service costs ($4.2 million), an asbestos receivable adjustment ($2.8 million), and an increase in miscellaneous expenses not associated with a particular segment or not considered part of administering the corporate functions ($0.7 million), partially offset by $5.9 million net foreign exchange gains and decreased environmental related expense ($4.7 million).

The effective tax rates for the nine months ended September 30, 2022 and 2021 were 23.4% and 20.2%, respectively. The effective tax rate for the nine months ended September 30, 2022 is primarily driven by a legal entity conversion in Taiwan and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the nine months ended September 30, 2021 is primarily the result of the release of a valuation allowance on certain foreign net operating losses, the favorable conclusion of the IRS examination, and the release of certain uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions.
Income from continuing operations attributable to EnPro Industries, Inc. was $64.2 million, or $3.08 per share, in the first nine months of 2022 compared to $58.5 million, or $2.82 per share, in the same period of 2021. Earnings per share is expressed on a diluted basis.

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

As of September 30, 2022, we held $142.9 million of our $166.2 million cash and cash equivalents outside of the United States. Because of the transition tax and tax on the global intangible low-taxed income provisions of the U. S. Tax Cuts and Jobs Act, undistributed earnings of our foreign subsidiaries totaling $227.1 million at September 30, 2022 have been subjected to U.S. income tax.

During the first nine months of 2022 we repatriated $193.3 million which was utilized to pay down our U.S.-based indebtedness and reduce our interest expense. We have targeted the repatriation of an additional $52.0 million by December 31, 2022 for further unscheduled paydowns of our indebtedness.

Cash Flows
Operating activities of continuing operations provided $111.6 million of cash in the first nine months of 2022 and $77.5 million of cash in the first nine months of 2021. The year-over-year increase was primarily driven by increased revenue and increased insurance receipts in the first three months of 2022 related to legacy claims.
Investing activities of continuing operations provided $20.7 million of cash in the first nine months of 2022 compared to $28.2 million of cash used during the first nine months of 2021. This decrease is driven by less cash received in the current year for sales of businesses, partially offset by receipts from settlements of our derivative contracts.
Financing activities of continuing operations used $269.1 million of cash in the first nine months of 2022, primarily from $243.7 million in net repayments of debt, primarily related to payments on our revolving credit facility and 364-day term loan and $17.6 million used for dividends paid. Financing activities in the first nine months of 2021 used $21.3 million, primarily from $16.8 million used for dividends paid and $3.0 million in repayments of debt.
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

The Term Loan A-1 Facility amortizes on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility amortizes on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility did not amortize and was repaid in full in the quarter ended September 30, 2022. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events and non-permitted debt issuances.

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

We were in compliance with all of the covenants of the Amended Credit Agreement as of September 30, 2022.
The borrowing availability under our Revolving Credit Facility at September 30, 2022 was $299.2 million after giving consideration to $10.8 million of outstanding letters of credit and $90.0 million of outstanding borrowings. The balance of our outstanding Term Loan A-1 Facility and Term Loan A-2 Facility at September 30, 2022 was $138.8 million and $309.1 million, respectively.

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

At September 30, 2022, we were in compliance with all of the covenants of the indenture governing the Senior Notes.

Share Repurchase Program. In October 2022, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization or the prior two-year $50.0 million authorization which expired in October 2022.

Critical Accounting Estimates
Please refer to "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the fiscal year ended December 31, 2021, for a discussion of our critical accounting estimates, which is incorporated here by reference.
Contingencies
A description of our contingencies is included in Note 16 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at September 30, 2022 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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
The reported amounts of income from discontinued operations, net of taxes, as well as current assets of discontinued operations and current liabilities of discontinued operations, as reflected in the following summarized results of operations for the nine months ended September 30, 2022, and summarized balance sheets at September 30, 2022, and December 31, 2021, relate solely to the subsidiaries of the Company comprising GGB and GPT that were Guarantor Subsidiaries as of such dates and which are included in discontinued operations reported in the consolidated financial statements included in this report. Upon the sale of GGB on November 4, 2022, each of the subsidiaries of the Company comprising GGB that were Guarantor Subsidiaries ceased to be a Guarantor of the Senior Notes. The Company anticipates that upon the consummation of the sale of GPT, each of the subsidiaries of the Company comprising GPT that are Guarantor Subsidiaries will at that time cease to be a guarantor of the Senior Notes.
The following tables present summarized financial information for EnPro Industries, Inc. (the "Parent") and the Guarantor Subsidiaries on a combined basis after intercompany eliminations.

The summarized results of operations for the nine months ended September 30, 2022 were as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
Net sales	$601.0
Gross profit	194.3
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	6.6
Income from discontinued operations, net of tax	0.7
Net income attributable to EnPro Industries, Inc.	$7.3
Comprehensive income attributable to EnPro Industries, Inc.	$38.1

The summarized balance sheet at September 30, 2022 was as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
ASSETS
Total current assets	$341.5
Non-current assets	1,612.5
Total assets	$1,954.0
LIABILITIES AND EQUITY
Total current liabilities	$181.4
Non-current liabilities	1,067.0
Total liabilities	1,248.4
Redeemable non-controlling interests	49.0
Shareholders’ equity	656.6
Total liabilities and equity	$1,954.0
The table above reflects $14.1 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $10.5 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within total current assets and liabilities.
The summarized results of operations for the year ended December 31, 2021 were as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
Net sales	$559.9
Gross profit	180.6
Income from continuing operations attributable to EnPro Industries, Inc.	1.7
Income from discontinued operations, net of taxes	25.0
Net income attributable to EnPro Industries, Inc.	$26.7
Comprehensive income attributable to EnPro Industries, Inc.	$43.4

The summarized balance sheet at December 31, 2021 was as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$335.9
Non-current assets	1,666.7
Total assets	$2,002.6
LIABILITIES AND EQUITY
Current liabilities	$301.6
Non-current liabilities	1,191.3
Total liabilities	1,492.9
Redeemable non-controlling interests	50.1
Shareholders’ equity	459.6
Total liabilities and equity	$2,002.6

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

Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures

We believe that it would be helpful to the readers of the financial statements to understand the impact of certain selected items on our reported income from continuing operations attributable to EnPro Industries, Inc., net of tax, diluted earnings per share from continuing operations attributable to EnPro Industries, Inc., and total adjusted segment EBITDA, including items that may recur from time to time. The items adjusted for in these non-GAAP financial measures are those that are excluded by management in budgeting or projecting for performance in future periods, as they typically relate to events specific to the period in which they occur. Accordingly, these are some of the factors the company uses in internal evaluations of the overall performance of its continuing operations. In addition, management believes these non-GAAP financial measures are commonly used financial measures for investors to evaluate the company’s operating performance and, when read in conjunction with the company’s consolidated financial statements, present a useful tool to evaluate the company’s ongoing operations and performance from period to period. Management acknowledges that there are many items that impact a company’s reported results and the adjustments reflected in these non-GAAP financial measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures are not necessarily comparable to similarly titled measures used by other companies.

The following presents a reconciliation of (i) income from continuing operations attributable to EnPro Industries, Inc., net of tax to adjusted net income attributable to EnPro Industries, Inc. and adjusted diluted earnings per share and (ii) income from continuing operations attributable to EnPro Industries, Inc., net of tax to adjusted EBITDA for the nine months ended September 30, 2022 and 2021.

Reconciliation of Income from Continuing Operations Attributable to EnPro Industries, Inc., Net of Tax to Adjusted Income from Continuing Operations Attributable to EnPro Industries, Inc. and Adjusted Diluted Earnings Per Share

	Quarters Ended September 30,
In Millions, Except Per Share Amounts	2022				2021
	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$26.2	20.9	$1.26		$24.0	20.7	$1.16
Net income from redeemable non-controlling interest	0.6				0.1
Income tax expense	9.1				13.6
Income from continuing operations before income taxes	35.9				37.7

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	—				0.6
Non-controlling interest compensation allocations[2]	(0.6)				1.3
Amortization of acquisition-related intangible assets	19.1				10.7
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	0.1				(0.1)
Amortization of the fair value adjustment to acquisition date inventory	1.0				1.0
Adjustments from other non-operating expense:
Environmental reserve adjustment	0.1				4.5
Costs associated with previously disposed businesses	0.2				0.3
Net gain on sale of businesses	—				(19.5)
Pension income (non-service cost)	(0.7)				(2.0)
Other adjustments:
Other[3]	0.3				0.1
Adjusted income from continuing operations before income taxes	55.4				34.6
Adjusted income tax expense[4]	(15.0)				(10.4)
Net income from redeemable non-controlling interest	(0.6)				(0.1)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$39.8	20.9	$1.91	1	$24.1	20.7	$1.16	1

In Millions, Except Per Share Amounts	Nine Months Ended September 30,
	2022				2021
	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$64.2	20.9	$3.08		$58.5	20.8	$2.82
Net income from redeemable non-controlling interests	0.8				0.1
Income tax expense	19.8				14.8
Income from continuing operations before income taxes	84.8				73.4

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	1.0				0.7
Non-controlling interest compensation allocations[2]	(0.1)				4.1
Amortization of acquisition-related intangible assets	57.8				32.2
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	2.2				2.0
Amortization of the fair value adjustment to acquisition date inventory	12.3				5.8
Adjustments from other non-operating expense:
Asbestos receivable adjustment	2.8				—
Environmental reserve adjustment	(0.2)				4.5
Costs associated with previously disposed businesses	0.8				0.7
Net loss (gain) on sale of businesses	0.1				(17.5)
Pension income (non-service cost)	(2.1)				(6.3)
Other adjustments:
Other[3]	0.5				(0.2)
Adjusted income from continuing operations before income taxes	159.9				99.4
Adjusted income tax expense[4]	(43.2)				(29.8)
Net income from redeemable non-controlling interests	(0.8)				(0.1)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$115.9	20.9	$5.56	1	$69.5	20.8	$3.35	1
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
Reconciliation of Income from Continuing Operations Attributable to EnPro Industries, Inc., Net of Tax to Adjusted EBITDA

In Millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$26.2	$24.0	$64.2	$58.5
Net income attributable to redeemable non-controlling interests	0.6	0.1	0.8	0.1
Income from continuing operations	26.8	24.1	65.0	58.6

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	9.3	2.6	23.9	10.2
Income tax expense	9.1	13.6	19.8	14.8
Depreciation and amortization expense	25.7	15.4	77.9	46.7
Restructuring and impairment expense (income)	0.1	(0.1)	2.2	2.0
Asbestos receivable adjustment	—	—	2.8	—
Environmental reserve adjustments	0.1	4.5	(0.2)	4.5
Costs associated with previously disposed businesses	0.2	0.3	0.8	0.7
Net loss (gain) on sale of businesses	—	(19.5)	0.1	(17.5)
Acquisition and divestiture expenses	—	0.6	1.0	0.7
Pension income (non-service cost)	(0.7)	(2.0)	(2.1)	(6.3)
Non-controlling interest compensation allocation[1]	(0.6)	1.3	(0.1)	4.1
Amortization of the fair value adjustment to acquisition date inventory	1.0	1.0	12.3	5.8
Other	0.3	0.1	0.5	(0.2)
Adjusted EBITDA	$71.3	$41.9	$203.9	$124.1
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

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. The notional amount of foreign exchange contracts hedging foreign currency transactions was $4.4 million and $3.3 million at September 30, 2022 and December 31, 2021, respectively.
In September 2018, we entered into cross-currency swap agreements with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate U.S. Dollar (“USD”)-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year. The swap agreement matured on September 15, 2022.
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
During the term of the additional swap agreements, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the additional swap agreements. There was no principal exchange at the inception of the arrangements, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle the additional swap agreements at their fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the additional swap agreements were entered into.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2022.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2022	—		—		—	$50,000,000	(1)
August 1 - August 31, 2022	—		—		—	$50,000,000	(1)
September 1 - September 30, 2022	488	(2)	$85.93	(2)	—	$50,000,000	(1)
Total	488	(2)	$85.93	(2)	—	$50,000,000	(1)
(1)In October 2020, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2022. We have not made any repurchases under this authorization.

(2)In September 2022, a total of 488 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors' fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 88 shares were valued at a price of $90.25 per share, the closing trading price of our common stock on September 14, 2022, and 400 of these shares were valued at a price of $84.98 per share, the closing trading price of our common stock on September 30, 2022. Accordingly, the total 488 shares were valued at a weighted average price of $85.93. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 6.    Exhibits.
The exhibits to this report on Form 10-Q are listed in the following Exhibit Index.

EXHIBIT INDEX

2.1
Purchase and Sale Agreement dated as of November 4, 2021 among TCFII NxEdge Holdings, LLC, TCFII NxEdge LLC and EnPro Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on November 5, 2021 (File No. 001-31225))

2.2
Equity and Asset Purchase Agreement dated as of October 12, 2021 among EnPro Holdings, Inc., Compressor Products Holdings Limited (UK), EnPro Hong Kong Holdings Company Limited, Garlock GmbH, Coltec Industries France SAS, Compressor Products International Canada, Inc., Garlock of Canada Ltd., Granite US Holdings Corporation and Granite Holdings II B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on October 12, 2021 (File No. 001-31225))

2.3
Put Option Agreement dated as of October 12, 2021 between EnPro Holdings, Inc., Coltec Industries France SAS and Granite US Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on October 12, 2021 (File No. 001-31225))

2.4
Equity Purchase Agreement dated as of September 5, 2022 between EnPro Holdings, Inc. EnPro Luxembourg Holding Company S.A.R.L., EnPro German Holding GmbH, Coltec Industries Pacific PTE. LTD. and Garlock GmbH and The Timken Company, Groeneveld-Beka GmbH, Groeneveld-Beka France S.a.r.l and Timken Europe B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on September 6, 2022 (File No. 001-31225))

2.5
Put Option Agreement dated as of September 5, 2022 between EnPro Holdings, Inc., EnPro Luxembourg Holding Company S.a.r.l., The Timken Company and Groeneveld-Beka France S.a.r.l. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on September 6, 2022 (File No. 001-31225))

18†	Preferability Letter re Change in Accounting Principle

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32†	Certification pursuant to Section 1350

101.SCH†	InlineXBRL Taxonomy Extension Schema Document

101.CAL†	InlineXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	InlineXBRL Taxonomy Extension Definitions Linkbase Document

101.LAB†	InlineXBRL Taxonomy Extension Label Linkbase Document

101.PRE†	InlineXBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 7th day of November, 2022.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Chief Accounting Officer and Controller