Form 10-K
period 2022-12-31
ENPRO INDUSTRIES, INC
filed 2023-03-01
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
 ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2022 was $1,692,838,234. As of February 22, 2023, there were 21,032,069 shares of common stock of the registrant outstanding, which includes 178,810 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2023 annual meeting of shareholders are incorporated by reference into Part III.

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
Today, we are a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, photonics, industrial process, aerospace, food, biopharma and life sciences. EnPro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that contribute key functionality or safeguard a variety of critical environments. Over the past several years, we have executed several strategic initiatives to create a portfolio of businesses that offers proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue in markets with favorable secular tailwinds. These initiatives, described in “Acquisitions” and “Dispositions” below, have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries. As of December 31, 2022, our continuing operations had 13 primary manufacturing and service facilities (approximately 50,000 square feet or larger) located in 6 countries, including the United States.
Our sales from continuing operations by geographic region in 2022, 2021 and 2020 were as follows:

	2022	2021	2020
	(in millions)
United States	$687.4	$445.7	$477.7
Europe	139.7	132.7	117.5
Other	272.1	262.0	204.8
Total	$1,099.2	$840.4	$800.0
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

Acquisitions
On December 17, 2021, our direct, wholly owned subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), completed the acquisition of all issued and outstanding membership interests of TCFII NxEdge LLC (“NxEdge”). NxEdge is headquartered in Boise, Idaho and operates six main facilities located in California and Idaho. NxEdge is an advanced manufacturing, cleaning, coating, and refurbishment business serving the semiconductor industry. NxEdge produces and services components used in advanced nodes (<14nm) for leading-edge semiconductor processes, offers technically advanced coatings and surface treatments along with refurbishment services and spare parts. NxEdge is included as part of our Advanced Surface Technologies segment. We paid $853.9 million, net of cash acquired, for the business.
On October 26, 2020, a subsidiary of EnPro formed for this purpose (the "Alluxa Acquisition Subsidiary") acquired all of the equity securities of Alluxa, Inc. ("Alluxa"), a privately held, California-based company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, semiconductor, defense, and communications markets. Alluxa's products are developed through a proprietary coating process using state-of-the-art advanced equipment. Alluxa is included as part of the Advanced Surface Technologies segment.
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
In September 2019, Lunar Investment LLC ("Lunar"), a subsidiary of EnPro, acquired all of the equity securities of LeanTeq Co, LTD. and its affiliate LeanTeq LLC (collectively referred to as "LeanTeq"). As part of the transaction, two of the equity owners of LeanTeq, who were executives of the acquired entity (the "LeanTeq Executives"), acquired approximately a 10% ownership share of Lunar in the form of rollover equity. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq primarily provides refurbishment solutions for critical components and assemblies used in state-of-the-art semiconductor manufacturing equipment. This equipment is used to produce technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment solutions have historically represented approximately 65% of LeanTeq's total sales. LeanTeq’s suite of solutions includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added solutions. LeanTeq is included as part of our Advanced Surface Technologies segment. During the fourth quarter of 2022, EnPro acquired all the shares of Lunar owned by the LeanTeq Executives and became sole owner of LeanTeq.

Dispositions
During the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. (GPT). These businesses, along with Compressor Products International (CPI), which was divested on December 21, 2021, comprised our entire Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be a discontinued operation. Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 2 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the related disposition of those operations).
The sale of GGB closed on November 4, 2022 to The Timken Company for total proceeds of $305 million, subject to closing date purchase price adjustments. The pre-tax gain on the disposition of GGB recognized in the fourth quarter of 2022 was $189.1 million.
The sale of GGB included a subsidiary of our Sealing Technologies segment which is not part of the discontinued operations described above. The results of operations of this subsidiary are included in continuing operations for all periods being reported. As a result of this sale, we recorded a $0.4 million loss in the fourth quarter of 2022 in other expense in our consolidated statement of operations.
During January 2023 we completed the sale of our GPT business for approximately $31 million resulting in a pretax gain of approximately $14 million to be recorded in the first quarter of 2023. Net cash proceeds after selling expenses was approximately $28 million.
On October 12, 2021, we entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of specified equity interests and assets of our Compressor Products International business ("CPI Business"), which had been included in our Engineered Materials segment. The sale closed on December 21, 2021 and we recorded a pretax gain of $117.6 million in the fourth quarter of 2021 as a result of this transaction.
In September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and had been included in our Sealing Technologies segment. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statements of Operations.

On December 31, 2020, we sold the shares of Technetics Group UK Limited ("Technetics Group UK"), a manufacturer of elastomeric components primarily for use in the aerospace industry, which had been included in our Sealing Technologies segment, for a nominal cash purchase price. As part of the agreement with the buyer, we delivered to the buyer £148,000 of cash to fund value added tax ("VAT") payments due for VAT liabilities already incurred and £50,000 for working capital. We incurred a loss upon the sale of approximately £976,000 ($1.3 million).
On November 20, 2020, we completed the sale of the Air Springs portion of our heavy-duty trucking business for $23.1 million in cash, net of an estimated working capital adjustment and fees, and a long-term promissory note with a fair-value of $6.4 million (face value of $7.5 million). As part of the agreement with the buyer, we retained the U.S. accounts receivable for the business, which created a large working capital adjustment at closing. The amount of retained accounts receivable in the U.S. was approximately $8.6 million, of which approximately $2.0 million was outstanding at December 31, 2020. We recorded a $0.1 million non-cash loss on sale of this business, which had been included in our Sealing Technologies segment, in the fourth quarter of 2020. Upon the resolution of all remaining open items, we recorded an additional loss of $2.1 million in the first quarter of 2021.
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands in the second quarter of 2020, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees. This transaction resulted in a $3.1 million loss on sale of the business in other non-operating expense on our consolidated statements of operations, composed of a $3.0 million non-cash loss on the sales of assets and a $0.1 million loss on other expenses. Prior to finding a buyer of the brands, we determined the assets were impaired and recorded restructuring and impairment charges of $7.4 million in other operating expenses on our consolidated statements of operations. Total losses on the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands, which had been included in our Sealing Technologies segment, recorded in 2020 were $10.5 million.
In the second quarter of 2020, we entered into an agreement to sell the Lunar® air disc brake business located in both the U.S. and in Shanghai, China. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million recorded in non-operating income on our consolidated statement of operations. The sale of the Lunar® manufacturing facility located in Shanghai, China closed in the fourth quarter of 2020 for $0.9 million, resulting in no gain or loss. Prior to closing on the sale of the business, we determined the assets to be impaired and recorded a $2.1 million impairment charge, of which $1.6 million was related to impairment of long-lived assets and $0.5 million related to the impairment of inventory. The impairment of long-lived assets was recorded in other operating expense and the impairment of inventory was recorded in cost of sales on our consolidated statement of operations. Total net loss related to the exit of the Lunar® air disc brake business, which had been included in our Sealing Technologies segment, was $1.9 million.
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

Operations
We manage our business as two segments: a Sealing Technologies segment and an Advanced Surface Technologies segment. Our reportable segments are managed separately based on differences in their respective products and solutions and end-customers. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 19 to our Consolidated Financial Statements. Item 7 contains information about sales and profits for each segment, and Note 19 contains information about each segment’s sales by major end market, capital expenditures, depreciation and amortization, and assets.
Sales by market for the year ended December 31, 2022 were as follows:

	Year Ended December 31, 2022
	(in millions)
	Total	% of Total
Aerospace	$47.3	4%
Chemical and material processing	77.6	7%
Food and pharmaceutical	70.8	7%
General industrial	190.7	17%
Medium-duty/heavy-duty truck	191.2	17%
Oil and gas	26.6	3%
Power generation	43.2	4%
Semiconductors	437.0	40%
Other	14.8	1%
Total third-party sales	$1,099.2	100%

Sealing Technologies Segment
Overview. Our Sealing Technologies segment includes three operating divisions, Garlock, Technetics and Stemco, that design and manufacture value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways. These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In all of these industries, performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers processes. Many of our products and solutions are used in highly demanding applications and often in incredibly harsh environments, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know how and enduring reliability, driving a lasting aftermarket for many of our solutions. Aftermarket or recurring revenue approximates two-thirds of our Sealing Technologies segment.
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
Dynamic elastomeric seals are used in rotating applications to contain the lubricants that protect the bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications, they are subject to wear. Durability, performance, and reliability are, therefore, critical requirements of our customers. These rotary seals are used in demanding applications in the steel, machine building, and mining and pulp and paper processing industries under the well-known brand names Klozure® and PS Seal.

Compression packing is used to provide sealing in pressurized, static and dynamic applications such as pumps and valves. Major markets for compression packing products are the pulp and paper, mining, petrochemical and hydrocarbon processing industries. Branded products for these markets include 9000 EVSP®, Quickset®, and Graph-lock®.
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
Customers. Our Sealing Technologies segment sells products and solutions to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Solutions are offered to a broad range of global customers, with approximately 45% of sales delivered to customers outside the United States in 2022. Representative customers include Sanofi, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA S.A., Bayer AG, BASF SE, Chevron Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Wabash Trailer, Great Dane Trailer, Mack Volvo Corporation, Daimler Corporation, PACCAR, Carlisle Interconnect Technologies, Schlumberger, and Flextronics.
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
Advanced Surface Technologies Segment
Overview. Our Advanced Surface Technologies segment includes four operating businesses, NxEdge, Technetics Semi, LeanTeq, and Alluxa that apply proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for the most challenging applications in high growth markets. The segment’s products and solutions are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s solutions include cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. It designs, manufactures and sells specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive solutions that enable the maintenance of our customers’ processes through an entire life cycle.
NxEdge is an advanced manufacturing, special processing (cleaning, coating, surface treatments), and refurbishment solutions provider. NxEdge serves customers across the semiconductor supply chain, including top-tier global integrated device manufacturers (“IDMs”) and original equipment manufacturers (“OEMs”). NxEdge’s unique set of vertically integrated capabilities with proprietary processes has resulted in a broad range of qualifications at top customers.

Technetics Semi designs and manufactures complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, thin film coatings, and edge-welded metal bellows for the semiconductor equipment industry. These capabilities are also leveraged for high reliability in critical applications for space, aerospace and defense markets.
LeanTeq provides cleaning, coating, testing, refurbishment and verification solutions for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. LeanTeq offers highly differentiated, proprietary, technology-enabled processes market-leading process tool expertise, and broad materials proficiency. These capabilities extend the life cycles of parts and shorten the time for cleaning of chamber components.
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
Customers. Our Advanced Surface Technologies segment sells products and solutions to OEMs, IDMs, industrial agents and distributors, and end users worldwide. Advanced Surface Technologies products and solutions are offered to global customers, with approximately 27% of sales delivered to customers outside the United States in 2022. Representative customers include leading global manufacturers of semiconductor manufacturing equipment, such as Applied Materials and ASML, as well as manufacturers of equipment used in the life sciences and industrial technology industries and government defense contractors. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry and the loss of one or more of those key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Competition. Competition in the markets we serve is based on technology differentiation, process know-how, proven performance and reliability, as well as price, customer service, application expertise, technical support, delivery terms, breadth of offerings, reputation for quality, global footprint and the availability of products and solutions. Our leading brand names, including Alluxa™, LeanTeq™, NxEdge® and Belfab®, have been built upon long-standing reputations for high performance, reliability and repeatability. In addition, the breadth, performance and quality of our offerings have made us a preferred supplier among our end users, OEMs, agents and distributors. We believe that our significant competitive advantages include our technological knowledge, proprietary processes, manufacturing and analytical capabilities and record of performance, which enable us to satisfy the substantial upfront qualification processes required by many of our customers. The competitive landscape in the United States for advanced manufacturing, coating and refurbishment for the semiconductor supply chain includes several providers other than NxEdge, with no provider having a dominant market position. NxEdge has a broad offering of special processes and we believe a higher level of vertical integration than most of its competitors. In the semiconductor cleaning space, our competitors include a limited number of other providers of cleaning solutions, primarily in Taiwan, Japan, South Korea and the United States, with no provider having a dominant global market position. The optical coatings market is highly fragmented, with numerous small competitors to Alluxa. Competitors of Technetics Semi include Mirapro, FMI/NGK, KSM and Senior Flexonics.
Raw Materials and Components. Our Advanced Surface Technologies segment uses ultra-high purity chemicals, fluoropolymers, elastomeric compounds, technical ceramics, rare earth materials, specialty substrates, common and exotic metals. We believe that these raw materials and components are generally available from various suppliers, with occasional, isolated and short-term constraints.
Research and Development
The goal of our research and development effort is to strengthen our product portfolios for traditional markets while simultaneously creating distinctive and breakthrough products and solutions. We utilize a process to move innovations from concept to commercialization, and to identify, analyze, develop and implement new product concepts and opportunities aimed at business growth.
We employ scientists, engineers and technicians throughout our operations to develop, design and test new and improved products and service solutions. We work closely with our customers to identify issues and develop technical solutions. The majority of our research and development spending typically is directed toward the development of new sealing solutions for the most demanding environments, the development of technology to support the cleaning and refurbishment of process critical semiconductor manufacturing equipment components, and advancing our technological and process know-how to develop opportunities in new and/or adjacent markets.

Backlog
At December 31, 2022, we had a backlog of orders of continuing operations valued at $310.7 million, of which $123.9 million related to Sealing Technologies and $186.8 million related to Advanced Surface Technologies compared with $274.7 million at December 31, 2021, of which $102.8 million related to Sealing Technologies and $171.9 million related to Advanced Surface Technologies. Approximately 7% of the December 31, 2022 backlog is expected to be filled beyond 2023. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered.
Quality Assurance
We believe the quality of our products and solutions is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis, and coordinate measuring machines. We are able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our Computer Numerical Control ("CNC") machinery. In addition, we perform quality control tests on parts that we outsource. As a result of our practices, we are able to significantly improve the quality of the services we provide and the parts we manufacture, avoid and reduce defects, and improve efficiency and reliability.
As of December 31, 2022, 31 of our manufacturing and service facilities were ISO 9000 certified. Three of our facilities are ISO 14001 certified.
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

Human Capital
As of December 31, 2022, we had approximately 3,500 employees, of which approximately 68% are in North America, 12% in Europe, and 20% in Asia Pacific.
We strive to create an environment where all employees can flourish and develop, and view human development as a basic right, and a core foundation to achieving excellence. At Enpro, development of our colleagues leads to excellence, and creates an environment that drives strong financial performance. Safety, excellence and respect are our enduring core values and are the standard by which we measure all of our actions, including how we treat our colleagues.
In 2023, we are introducing a new performance management and development process, placing emphasis on both manager engagement and employee ownership. We regularly conduct employee engagement and satisfaction surveys, including one completed in early 2023. Results from these surveys and engagement activities drive advances in senior management focus to continuously improve our culture and way of working.
Focus on Safety and Wellbeing of our Employees. Our core value of safety, includes physical safety on our factory floors, and also the wellness and psychological safety of all colleagues. We have worked for many years to develop a world-class safety program and culture, where the intention is that each employee goes home each day as healthy as they arrived. Our commitment to safety has resulted in our being the only public company to have been recognized on three separate occasions by EHS Today as “America’s Safest Company”. Each year, we enhance our safety culture and programs. In 2023, we are implementing new safety onboarding programs so that our newest colleagues can thoroughly understand our safety culture and expectations, which is often unique from any place they have worked before.
Competitive Pay, Benefits and Equity: We provide comprehensive compensation and benefits programs that are designed to attract and retain colleagues – our most valuable resource. Our compensation programs include a focus on building long-term value and alignment with our stakeholders, including a significant portion of compensation at appropriate levels designed to foster a culture of ownership and alignment with our shareholders. We have improved these our benefit programs each year to meet the changing needs of our employees and their families. In the United States, this includes a company-wide minimum wage of $15 per hour, a 401k plan with above-market company match, an award-winning health and wellbeing program, flexible vacation and time off policies, enhanced employee assistance programs, paid family leave, and comprehensive healthcare benefits, as well as company-paid long-term disability, critical illness, and accident coverage.
We continue to focus on the mental wellbeing of our colleagues through company-wide resource groups that focus on mental health and inclusion, as well as through our employee assistance programs.
Focus on Diversity and Respect. A diverse workforce, as well as a commitment to diverse thinking, is critical to our long-term growth and success. We continue to utilize inclusive practices within our talent acquisition practices, including diverse candidate slates and diverse interview panels. We have implemented tools and structures to reduce bias during the interview and selection process, including unconscious bias training. We provided Diversity Without Division to our first line supervisors in 2022 with planned roll-out to all supervisors and managers in 2023. Our gender and ethnic/racial diversity including senior management and through two levels down is 46% diverse, a testament to our focus on creating a diverse and inclusive environment, and one with opportunity for growth and development.
The positive impact of our care, compassion and flexible programs is demonstrated by our employee retention rates. In a market with volatile turnover, our retention rates are at or above market level, in part due to our culture and progressive approach.
Focus on the Communities and our New Employee Assistance Fund. In 2020, we launched the Enpro Foundation to support charitable organizations in the communities where our colleagues live and work. Enpro contributed $1.5 million to the Enpro Foundation since formation in 2020 and our Foundation has made $356,000 in donations, with a special focus on charitable organizations where our colleagues are directly involved. Through our Foundation, we have created and funded an employee assistance fund, administered by a third-party specializing in this area, where we can confidentially assist employees undergoing tragedy in a way that is objective and respectful.

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
The markets in which we sell our products and solutions, particularly wafer fab equipment for semiconductor manufacturing, chemical companies, petroleum refineries, heavy-duty trucking, and capital equipment are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales and results of operations. The wafer fab equipment for semiconductor manufacturing market, has historically been characterized by rapid changes in demand due to changes in electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and the ability of fabricators to manufacture increasingly complex and costly semiconductor devices. A prolonged and severe downward cycle in our markets, particularly in our semiconductor markets, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We face intense competition that could have a material adverse effect on our business.
We encounter intense competition in almost all areas of our businesses. Customers for many of our products and solutions are attempting to reduce the number of vendors from which they purchase. To remain competitive, we need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We also need to develop new products and solutions to continue to meet the needs and desires of our customers. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, some of our competitors are larger than we are and have substantially greater financial resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns. Certain of our products and solutions may also experience transformation from unique branded products to undifferentiated price sensitive products and solutions. This commoditization may be accelerated by low-cost foreign competition. Changes in the replacement cycle of certain of our products and solutions, including because of improved product and service quality or improved maintenance, may affect aftermarket demand for such products and solutions. Initiatives designed to distinguish our products and solutions through superior service, continuous improvement, innovation, customer relationships, technology, new product acquisitions, bundling with key services, long-term contracts or market focus may not be effective. Pricing and other competitive pressures could adversely affect our business, financial condition, results of operations and cash flows.
The reliance of our Advanced Surface Technologies segment on a small number of significant customers may adversely affect our financial results
A majority of the revenues of our Advanced Surface Technologies segment are derived from manufacturing, cleaning, coating and refurbishing components used in advanced node semiconductor manufacturing equipment. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry, including a customer that accounted for approximately 27% of our 2022 consolidated net sales, and the loss of the segment’s relationship with that customer or other key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consolidation among our customers, or a decision by any one or more of our customers to no longer outsource the type of solutions provided by our Advanced Surface Technologies segment, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
If we fail to retain the agents and distributors upon whom we rely to market our products, we may be unable to effectively market our products and our revenue and profitability may decline.
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
The prices for most of the raw materials we purchase increased in 2022. In addition to organic changes in the prices of raw materials, the prices of some of our raw materials may increase due to supply chain limitations or the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows. In addition, we have limited sources for certain key raw materials and other supplies.
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
Our products and solutions are often used in critical applications, which could expose us to potentially significant product liability, warranty and other claims and recalls. Our insurance coverage may be inadequate to cover all of our significant risks or our insurers may deny coverage of material losses we incur, which could adversely affect our profitability and overall financial condition.
Our products and solutions are often used in critical applications in demanding environments, including in the nuclear, oil and gas, automotive, aerospace and pharmaceutical industries. Accordingly, product and service failures can have significant consequences and could result in significant product liability, warranty and other claims against us, regardless of whether our products and services caused the incident that is the subject of the claim, and we may have obligations to participate in the recall of products in which our products are components, if any of the components or services we supply prove to be defective. We endeavor to identify and obtain in established markets insurance agreements to cover certain significant risks and liabilities, though insurance against some of the risks inherent in our operations (such as insurance covering down-stream customer product recalls) is either unavailable or available only at rates or on terms that we consider excessive. Depending on competitive conditions and other factors, we endeavor to obtain contractual protection against uninsured risks from our customers, including limitations on liability and indemnification. In some cases, we are unable to obtain such contractual protections, and when we do, such contractual protection may not be as broad as we desire, may not be supported by adequate insurance maintained by the customer, or may not be fully enforceable in the jurisdictions in which our customers are located. Such insurance or contractual protection may not be sufficient or effective under all circumstances or against all hazards to which we may be subject. A successful claim or product recall for which we are not insured or for which we are underinsured could have a material adverse effect on us. Additionally, disputes with insurance carriers over coverage may affect the timing of cash flows and, if litigation with the carrier becomes necessary, an outcome unfavorable to us may have a material adverse effect on our results of operations.
Our business may be adversely affected by information technology disruptions.
Our business may be impacted by information technology disruptions, including information technology attacks. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or corporate funds, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We have experienced cybersecurity attacks and, while we believe that we have adopted appropriate measures and procedures to mitigate potential risks to our systems from information technology-related disruptions, it is possible that a cybersecurity attack could be successful in breaching the measures and procedures designed to protect our systems. In such an event, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, misappropriation of corporate funds, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A failure to develop new or improved products and solutions may result in a significant competitive disadvantage.
In order to maintain our market positions and margins, we need to continually develop and introduce high-quality, technologically advanced and cost-effective products and solutions on a timely basis, in many cases in multiple jurisdictions around the world. The failure to do so could result in a significant competitive disadvantage that could materially adversely affect our results of operations.

The loss of key personnel and an inability to attract and retain qualified employees could have a material adverse effect on our operations.
We are dependent on the continued services of our leadership team. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. Additionally, we need qualified managers and skilled employees with technical and industry experience in many locations in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations and results of operations could be materially adversely affected.

Our business with the U.S. government is subject to government contracting risks.
Our business with government agencies, including sales to prime contractors that supply these agencies, is subject to government contracting risks. U.S. government contracts are subject to termination by the government, either for the convenience of the government or for default as a result of our failure to perform under the applicable contract. In addition, if we or one of our divisions were charged with wrongdoing with respect to a U.S. government contract, the U.S. government could suspend us from bidding on or receiving awards of new government contracts pending the completion of legal proceedings, and if we are found liable, we could subject us to fines, penalties, repayments and treble and other damages, and/or debarment from bidding on or receiving new awards of U.S. government contracts.

Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations and corporate sustainability efforts by suppliers may restrict the availability of raw materials critical to certain of our products.
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
Corporate sustainability initiatives by suppliers could restrict the availability of raw materials critical to the manufacture of certain of our products. Recently, two major global suppliers of PTFE resins announced their intention, as part of their corporate sustainability initiatives, to discontinue the production of PTFE resins that are manufactured with the use of fluorosurfactants. PTFE resins are a critical raw material in the manufacture of certain of the products of our Sealing Technologies segment. While these actions are not expected to directly impact our ability to manufacture many of those products, as PTFE resins are currently available from other sources, similar actions by other existing suppliers could limit or restrict our ability to manufacture those products. In that event, if we were unable to develop products using substitute materials that provide the same reliability and performance as our current products manufactured with PTFE resins, our results of operations could be adversely affected.
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

Initiatives to address these costs, such as consumer driven health plan packages, may not successfully reduce these expenses to the extent expected or required. Failure to offer competitive employee benefits may result in our inability to recruit or maintain key employees. Other risks to our business include potential changes in environmental rules or regulations, which could negatively impact our manufacturing processes, or changes to the magnitude of costs at existing environmental sites. Use of certain chemicals and other substances could become restricted or such changes may otherwise require us to incur additional costs which could reduce our profitability and impair our ability to offer competitively priced products. Additional risks to our business include global or local events which could significantly disrupt our operations. Certain of our facilities are located in areas at risk for hurricanes, earthquakes, wildfires and/or flooding. Such natural disasters, as well as terrorist attacks, political insurgencies, pandemics and electrical grid disruptions and outages are some of the unforeseen risks that could negatively affect our business, financial condition, results of operations and cash flows.
Risks Related to the COVID 19 pandemic
The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business and results of operations
The COVID-19 pandemic has adversely affected our business and consolidated financial results in the past and could have an adverse impact on our business and consolidated financial results during 2023, and we are unable to determine the extent, duration, or nature of its continuing impact at this time. The intensity, duration and governmental responses to the pandemic, as well as the pace of vaccination efforts and the emergence of new variants of the virus that cause COVID-19, are all highly uncertain and could contribute to the ultimate impact on our business which is conducted globally. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects in certain regions or on certain markets have had and may continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Due to the scope of our operations, and our sale to customers around the world, the impact of the COVID-19 pandemic on our operations and the demand for our products and solutions may not coincide with impacts experienced in the United States in the event that the impacts in the United States continue to improve over time due to increased vaccinations or improved medical treatments. Accordingly, to the extent that the impact of the COVID-19 pandemic in the United States may improve over time, we may continue to be adversely affected by COVID-19 impacts in other areas of the world.
Risks Related to Our M&A Activities
We have made and expect to continue to make acquisitions, which could involve certain risks and uncertainties.
We expect to continue to make acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses; and potential loss of key management employees or customers of the acquired business. In addition, internal controls over financial reporting of acquired companies may not be up to required U.S. public company standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.
Risks Related to Our Prior Ownership of Disposed Businesses
We have exposure to some contingent liabilities relating to previously owned businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows in any fiscal period.
We have contingent liabilities related to discontinued operations and previously owned businesses of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities. For example, in 2014 when our then Fairbanks Morse division and a consortium partner entered into a multi-year arrangement with Electricite de France ("EDF") to supply opposed-piston, diesel engine generator set to EDF for emergency backup power at 20 of EDF's nuclear power plants in France, EnPro Industries, Inc. guaranteed the performance of Fairbanks Morse's obligations under agreements with our consortium partner, which guarantee continues to be in place following our sale of Fairbanks Morse, though both Fairbanks Morse and the purchaser of Fairbanks Morse have agreed to indemnify us for any payments we are required to make pursuant to such guarantee.

Claims could arise relating to products, facilities, employees or former employees, or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, EnPro has entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the Environmental Protection Agency for the assessment and potential remediation of eight surface uranium mines in Arizona on the basis that our EnPro Holdings subsidiary, through which we hold most of our operating subsidiaries, was a potentially responsible party under federal environmental laws as the successor to a former operator in the 1950s of those mines. Further, we could potentially be liable with respect to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of a corporate predecessor of EnPro Holdings, and electrical transformers manufactured prior to May 1994 by Central Moloney, another former operation of that corporate predecessor.
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
Because we sell our products and provide services in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2022, we derived approximately 37% of our net sales from sales of our products and solutions outside of the U.S. Outside the U.S., we operate 12 primary manufacturing and service facilities (approximately 50,000 square feet or larger) located in 5 countries. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:
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
Our operations outside the United States require us to comply with a number of United States and international regulations. For example, we are subject to the Foreign Corrupt Practices Act (the “FCPA”), which prohibits United States companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity, or obtain any unfair advantage. Our activities in countries outside the United States create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of the FCPA, even though these parties are not always subject to our control. We have internal control policies and procedures and have implemented training and compliance programs with respect to the FCPA. However, we cannot assure that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or agents. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. In addition, we are subject to and must comply with all applicable export controls and economic sanctions laws and embargoes imposed by the United States and other various governments. Changes in export control or trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned entities, and may result in modifications to compliance programs and increase compliance costs, and violations of these laws or regulations may subject us to fines, penalties and other sanctions, such as loss of authorizations needed to conduct aspects of our international business or debarments from export privileges. Violations of the FCPA or export controls or sanctions laws and regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, financial condition, results of operations, and cash flows.
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
We may incur increased interest expense as a result of our variable rate debt.
Borrowings under our Revolving Credit Facility and our Term Loan Facilities incur interest which is variable based on fluctuations in the referenced SOFR ("Secured Overnight Financing Rate"). Increases in the referenced SOFR will increase the Company's borrowing costs and negatively impact financial results and cash flows.
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
•contractual penalties for late delivery of long-lead-time products;
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
In the future, we may sell additional shares of our common stock to raise capital or issue shares of common stock as consideration in connection with an acquisition. In addition, a reasonable number of shares of our common stock are reserved for issuance under our equity compensation plans, including shares to be issued upon the vesting of restricted stock or unit grants. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We are headquartered in Charlotte, North Carolina and have 13 primary manufacturing and service facilities located in 6 countries, including the U.S. The following table outlines the location, business segment and size of our primary facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York	Sealing Technologies	Owned	690,000
Longview, Texas	Sealing Technologies	Owned	219,000
Morgan Hill, California	Advanced Surface Technologies	Leased	156,000
Boise, Idaho	Advanced Surface Technologies	Owned	92,000
Tempe, Arizona	Advanced Surface Technologies	Owned	75,000
Houston, Texas	Sealing Technologies	Leased	66,000
Deland, Florida	Sealing Technologies	Owned	50,000
Foreign
Mexico City, Mexico	Sealing Technologies	Owned	128,000
Saint Etienne, France	Sealing Technologies	Owned	108,000
Neuss, Germany	Sealing Technologies	Leased	97,000
Sherbrooke, Canada	Sealing Technologies	Owned	86,000
Montbrison, France	Sealing Technologies	Owned	79,000
Taoyuan City, Taiwan	Advanced Surface Technologies	Leased	50,000
Our manufacturing capabilities are flexible and allow us to tailor the manufacturing process to increase performance and value for our customers and meet particular specifications. We also maintain smaller manufacturing and service facilities, sales offices and warehouse facilities in strategic locations in the U.S. and other countries. We believe our facilities and equipment are generally in good condition and are well maintained and able to continue to operate at present or higher than current levels.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Eric A. Vaillancourt	59	President, Chief Executive Officer and Director
J. Milton Childress II	65	Executive Vice President and Chief Financial Officer
Robert S. McLean	58	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Steven R. Bower	64	Senior Vice President, Controller and Chief Accounting Officer
Ronald R. Angelillo	52	Vice President, Tax
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
Ronald R. Angelillo joined EnPro in October 2019 and has served as Vice President, Tax, since December 2019. Immediately prior to joining the Company, Mr. Angelillo served as Senior Director Global Tax Operations with XPO Logistics, from November 2018 through October 2019. Mr. Angelillo also served as Senior Vice President, Accounting for Income Tax Operations with Bank of America from June 2016 through September 2018 and as Director, Global Tax Reporting with Stanley Black & Decker from July 2011 through June 2016. Mr. Angelillo also served as Tax Senior Manager with Deloitte from October 2006 through July 2011. Prior to that Mr. Angelillo held tax roles with increasing levels of responsibility from June 1996 through October 2006 with PricewaterhouseCoopers, United Technologies Corporation and Aetna Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
As of December 31, 2022, there were 2,088 holders of record of our common stock.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2022.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2022	—		—		—	$50,000,000	(1)
November 1 – November 30, 2022	—		—		—	$50,000,000	(1)
December 1 – December 31, 2022	535	(2)	$108.58	(2)	—	$50,000,000	(1)
Total	535	(2)	$108.58	(2)	—	$50,000,000	(1)

(1)In October of 2022, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.
(2)In December 2022, a total of 535 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 75 shares were valued at a price of $107.94 per share, the closing trading price of our common stock on December 4, 2022, and 460 of these shares were valued at a price of $108.69 per share, the closing trading price of our common stock on December 31, 2022. Accordingly, the total 535 shares were valued at a weighted average price of $108.58. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the annual change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and the S&P 600 Capital Goods Index, which is the peer group that we selected beginning with this Form 10-K for inclusion in this graph. The graph also includes such information for a group of peer companies that we had selected for inclusion in the graph included in our Form 10-K for the year ended December 31, 2021. The companies in that peer group are Altra Industrial Motion Corp., Barnes Group, Inc., Chart Industries, Inc., Circor International, Inc., Columbus McKinnon Corporation, Crane Holdings, Inc. (successor to Crane Co.), Curtiss Wright Corp., Enerpac Tool Group Corp., Graco Inc., IDEX Corporation, ITT Inc., Mueller Water Products, Inc., Nordson Corporation, SPX Technologies, Inc. (successor to SPX Corporation), Standex International Corporation, TriMas Corporation, Watts Water Technologies, Inc., Woodward, Inc., and Zurn Elkay Water Solutions Corporation (formerly, Regal Rexnord Corporation). The group included in the line graph does not include SPX FLOW, Inc., which had been included in the peer group prior years, but was excluded as a result of it being acquired in 2022.
Returns have been calculated assuming the investment of $100 in each of the securities or indices on December 31, 2017, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2017, and continuing through December 31, 2022. Past performance is not necessarily indicative of possible future returns.

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
Forward-Looking Statements
This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the risks and uncertainties set forth in Item 1A of this annual report, entitled “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

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

Overview
Overview. We are a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, photonics, industrial process, aerospace, food, biopharma and life sciences. We have 13 primary manufacturing and service facilities located in 6 countries, including the United States. EnPro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.
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

Our Sealing Technologies segment designs and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways. These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In all of these industries, performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers processes. Many of our products and solutions are used in highly demanding applications and often in incredibly harsh environments, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know how and enduring reliability, driving a lasting aftermarket for many of our solutions.
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
Acquisitions
On December 17, 2021, our direct, wholly owned subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”), acquired all issued and outstanding membership interests of TCFII NxEdge LLC (“NxEdge”). The consideration paid by EnPro Holdings was $853.9 million in cash, net of cash acquired, subject to customary purchase price adjustments related to the final acquisition date net working capital determination. We funded the acquisition of NxEdge with available cash and borrowings under our senior credit facilities.
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
In connection with the consummation of the Alluxa acquisition, the Alluxa Executives entered into a limited liability operating agreement (the “Alluxa LLC Agreement”) with respect to Alluxa Subsidiary. Under the LLC Agreement, the Alluxa Executives have certain governance and information rights with respect to the Alluxa Acquisition Subsidiary and are subject to transfer restrictions with respect to their equity interests in the Alluxa Acquisition Subsidiary. Each Alluxa Executive also has the right to sell to the Company, and the Company has the right to purchase from each Alluxa Executive (collectively, the “Alluxa Put and Call Rights”), one-third of the Alluxa Executive’s equity interests in Alluxa Acquisition Subsidiary during each of three exercise periods commencing on January 1 and ending on June 30 of each of 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods (although for one Alluxa Executive who transitioned to a consulting role on January 1, 2023, the full amount of his equity interests are subject to the Company’s right to purchase on June 30, 2024, with two-thirds of the equity interests purchasable at the fixed value of the equity interests as set forth in the Alluxa LLC Agreement). The Alluxa LLC Agreement also provides for the purchase by the Company of all of an Alluxa Executive’s equity interests in the Alluxa Acquisition Subsidiary in connection with the termination of employment of the Alluxa Executive under specified circumstances, with payments in certain circumstances to be made in annual installments. In connection with a Alluxa Executive’s death, disability, or incapacity at any time prior to December 31, 2023 or a separation from employment for cause, including the Alluxa Executive’s breach of the non-competition and non-solicitation agreement, or a voluntary separation from employment without good reason, the consideration payable under the Alluxa LLC Agreement in connection with any such purchase by the Company of an Alluxa Executive’s equity interests in the Alluxa Acquisition Subsidiary is equal to the fixed value of the equity interests as set forth in the Alluxa LLC Agreement. In all other cases, including upon any exercise of the Alluxa Put and Call Rights, the consideration payable under the Alluxa LLC Agreement in connection with any such purchase by the Company of an Alluxa Executive’s equity interests in the Alluxa Acquisition Subsidiary is equal to the greater of the fixed value of the equity interests as set forth in the Alluxa LLC Agreement or a price based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the Alluxa Acquisition Subsidiary, plus cash and less indebtedness of the Alluxa Acquisition Subsidiary prior to the relevant payment, and subject to certain adjustments dependent upon the circumstances of the purchase and sale.
In September 2019, Lunar Investment LLC ("Lunar"), a subsidiary of EnPro, acquired all of the equity securities of LeanTeq Co, LTD. and its affiliate LeanTeq LLC (collectively referred to as "LeanTeq"). As part of the transaction, two of the equity owners of LeanTeq, who were executives of the acquired entity (the "LeanTeq Executives"), acquired approximately a 10% ownership share of Lunar in the form of rollover equity. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq primarily provides refurbishment solutions for critical components and assemblies used in state-of-the-art semiconductor manufacturing equipment. This equipment is used to produce technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment solutions have historically represented approximately 65% of LeanTeq's total sales. LeanTeq’s suite of solutions includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added solutions. LeanTeq is included as part of our Advanced Surface Technologies segment. During the fourth quarter of 2022, EnPro acquired all the equity securities of Lunar owned by the LeanTeq Executives for an anticipated $42.8 million and became the sole owner of LeanTeq. As a result of this purchase transaction, $35.0 million of our Redeemable Non-Controlling Interests was reclassified as a liability. We paid $41.9 million in December 2022, which was the minimum purchase price for these equity securities, of which $7.8 million eliminated our outstanding deferred compensation liability and $34.1 million reduced the liability attributable to the redeemable non-controlling interest acquisition. We anticipate an additional $0.8 million payment in December of 2023, subject to the financial performance of LeanTeq through November 2023. We have recorded this anticipated $0.8 million payment as a liability included in accrued expenses on our consolidated balance sheet as of December 31, 2023.

Discontinued Operations
During the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. (GPT). These businesses, along with Compressor Products International (CPI), which was divested on December 21, 2021, comprised our entire Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be a discontinued operation.
The sale of GGB closed on November 4, 2022 to The Timken Company for total proceeds of $305 million, subject to closing date purchase price adjustments. The pre-tax gain on the disposition of GGB recognized in the fourth quarter of 2022 was $189.1 million.
The sale of GGB included a subsidiary of our Sealing Technologies segment which is not part of the discontinued operations described above. The results of operations of this subsidiary are included in continuing operations for all periods being reported. As a result of this sale, we recorded a $0.4 million loss in the fourth quarter of 2022 in other expense in our consolidated statement of operations.
During January 2023 we completed the sale of our GPT business for approximately $31 million resulting in a pretax gain of approximately $14 million to be recorded in the first quarter of 2023. Net cash proceeds after selling expenses was approximately $28 million.

On October 12, 2021, we entered into an Equity and Asset Purchase Agreement providing for the sale of specified equity interests and assets of CPI. The sale closed on December 21, 2021 and we recorded a pretax gain of $117.6 million in the fourth quarter of 2021 as a result of this transaction.
On December 12, 2019, certain of our subsidiaries entered into a Membership Interest Purchase Agreement with Arcline FM Holdings, LLC (“Arcline FM Holdings”), an affiliate of Arcline Investment Management, LP, pursuant to which we sold all of the outstanding equity interests in our indirect subsidiary, Fairbanks Morse, LLC (“Fairbanks Morse”), to Arcline FM Holdings and caused one of our subsidiaries to sell certain related Canadian assets to an affiliate of Arcline FM Holdings, for an aggregate sales price of $450 million. This divestiture transaction was completed on January 21, 2020. Fairbanks Morse manufactured heavy-duty, medium-speed reciprocating engines used primarily in marine and power generation applications and comprised our entire Power Systems segment. In light of the entry into the definitive agreement in December 2019 to divest Fairbanks Morse, we classified the Power Systems segment as a discontinued operation in the fourth quarter of 2019. We recorded a pretax gain of $274.3 million in the first quarter of 2020 as a result of this transaction.
Unless otherwise indicated, amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations pertain to continuing operations only (see Note 2 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the related disposition of those operations)

Other Dispositions
On September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and had been included in our Sealing Technologies segment. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statements of Operations.
On December 31, 2020, we sold the shares of Technetics Group UK Limited ("Technetics Group UK"), a manufacturer of elastomeric components primarily for use in the aerospace industry, which had been included in our Sealing Technologies segment, for a nominal cash purchase price. As part of the agreement with the buyer, we delivered to the buyer £148,000 of cash to fund value added tax ("VAT") payments due for VAT liabilities already incurred and £50,000 for working capital. We incurred a loss upon the sale of approximately £976,000 ($1.3 million).
On November 20, 2020, we completed the sale of the Air Springs portion of our heavy-duty trucking business for $23.1 million in cash, net of an estimated working capital adjustment and fees, and a long-term promissory note with a fair-value of $6.4 million (face value of $7.5 million). As part of the agreement with the buyer, we retained the U.S. accounts receivable for the business, which created a large working capital adjustment at closing. The amount of retained accounts receivable in the U.S. was approximately $8.6 million. We recorded a $0.1 million non-cash loss on sale of this business, which had been included in our Sealing Technologies Segment, in the fourth quarter of 2020. Upon the resolution of all remaining open items, we recorded an additional loss of $2.1 million in the first quarter of 2021.
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands in the second quarter of 2020, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees. This transaction resulted in a $3.1 million loss on sale of the business in other non-operating expense on our consolidated statements of operations, composed of a $3.0 million non-cash loss on the sale of assets and a $0.1 million loss in other expenses. Prior to finding a buyer of the brands, we determined the assets were impaired and recorded restructuring and impairment charges of $7.4 million in other operating expenses on our consolidated statements of operations. Total losses on the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands, which had been recorded in our Sealing Technologies segment, recorded in 2020 were $10.5 million.
In the second quarter of 2020 we entered into an agreement to sell the Lunar® air disc brake business located in both the U.S. and in Shanghai, China. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million recorded in non-operating income on our consolidated statement of operations. The sale of the Lunar® manufacturing facility located in Shanghai, China closed in the fourth quarter of 2020 for $0.9 million, resulting in no gain or loss. Prior to closing on the sale of the business, we determined the assets to be impaired and recorded a $2.1 million impairment charge, of which $1.6 million was related to impairment of long-lived assets and $0.5 million related to the impairment of inventory. The impairment of long-lived assets was recorded in other operating expense and the impairment of inventory was recorded in cost of sales on our consolidated statement of operations. Total net loss related to the exit of the Lunar® air disc brake business, which had been included in our Sealing Technologies segment, was $1.9 million.
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

COVID-19 Impacts
The COVID-19 pandemic could have an adverse impact on our business and consolidated financial results during 2023 and we are unable to determine the extent, duration, or nature at this time. The intensity, duration and governmental responses to the pandemic, as well as the pace of vaccination efforts and the emergence of new variants of the virus that cause COVID-19, are all highly uncertain and could contribute to the ultimate impact on our business which is conducted globally. Our customers are principally global manufacturers and the impact of the COVID-19 pandemic on general economic conditions, and more deleterious effects in certain regions or on certain markets have had and may continue to have negative implications on demand for their goods and consequently on their demand for our products and services. Due to the scope of our operations, and our sale to customers around the world, the impact of the COVID-19 pandemic on our operations and the demand for our products and solutions may not coincide with impacts experienced in the United States in the event that the impacts in the United States continue to improve over time due to increased vaccinations or improved medical treatments. Accordingly, to the extent that the impact of the COVID-19 pandemic in the United States may improve over time, we may continue to be adversely affected by COVID-19 impacts in other areas of the world.

Global Sales
Please refer to Item 1, "Business-Background" for information with respect to our sales by geographic region in 2022, 2021 and 2020.

Highlights
Financial highlights for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(in millions, except per share data)
Net sales	$1,099.2	$840.4	$800.0
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$6.7	$56.9	$(21.4)
Net income attributable to EnPro Industries, Inc.	$205.1	$177.9	$177.6
Diluted earnings (loss) per share from continuing operations attributable to EnPro Industries, Inc.	$0.32	$2.74	$(1.05)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.[1]	$141.8	$87.9	$66.2
Adjusted diluted earnings per share attributable to EnPro Industries, Inc. continuing operations [1]	$6.79	$4.23	$3.21
Adjusted Segment EBITDA [2]	$300.6	$215.1	$178.6
Adjusted EBITDA [1]	$257.4	$162.4	$133.4
1 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in "— Reconciliation of Non-GAAP Financial Measure to the Comparable GAAP Measure" at the end of this section.
2 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in " — Results of Operations".
We experienced strong demand across most of our businesses throughout 2022. Our performance was driven primarily by the acquisition of NxEdge in December 2021 as well as from the benefits of portfolio reshaping within our Stemco business.
We remain committed to our strategy to create long-term shareholder value through earnings growth and balanced capital allocation. We remain focused on disciplined investments for organic growth and innovation, strategic acquisitions, and returning capital to shareholders. In connection with our growth strategy, we will continue to evaluate making additional acquisitions to take advantage of opportunities that arise continuing to focus our portfolio on businesses with compelling margins, leading technology, high cash flow return on investment, and favorable secular tailwinds. In October 2022, our board of directors authorized a two-year program of up to $50.0 million for the repurchase of our common shares. We have not made any repurchases under this authorization. In February 2023, our board of directors approved an increase in the quarterly dividend to $0.29 per share, from $0.28, representing our eighth consecutive year of dividend increases.
Results of Operations

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Sales
Sealing Technologies	$624.3	$599.8	$636.7
Advanced Surface Technologies	476.1	247.3	171.2
	1,100.4	847.1	807.9
Intersegment sales	(1.2)	(6.7)	(7.9)
Total sales	$1,099.2	$840.4	$800.0

Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$6.7	$56.9	$(21.4)

Adjusted Segment EBITDA
Sealing Technologies	$159.1	$141.9	$131.5
Advanced Surface Technologies	141.5	73.2	47.1
Total Adjusted Segment EBITDA	$300.6	$215.1	$178.6

Reconciliations of Income (loss) from continuing operations attributable to EnPro Industries, Inc. to Adjusted Segment EBITDA
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$6.7	$56.9	$(21.4)
Plus: net income (loss) attributable to redeemable non-controlling interests	(2.8)	0.4	0.4
Income (loss) from continuing operations	3.9	57.3	(21.0)
Income tax benefit (expense)	(24.4)	(8.7)	2.5
Income (loss) from continuing operations before income taxes	28.3	66.0	(23.5)
Acquisition and divestiture expenses	0.5	0.4	9.6
Non-controlling interest compensation allocation	(0.6)	5.3	2.9
Amortization of the fair value adjustment to acquisition date inventory	13.3	9.9	3.0
Restructuring and impairment costs	1.9	2.4	14.3
Depreciation and amortization expense	102.8	63.5	56.5
Corporate expenses	47.0	64.9	41.4
Interest expense, net	33.9	13.7	14.9
Goodwill impairment	65.2	—	—
Other income (expense), net	8.3	(11.0)	59.5
Adjusted Segment EBITDA	$300.6	$215.1	$178.6

We measure segment operating performance based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for EnPro.

Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that was and is subject to reduction for certain types of employment terminations of the sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. This expense will continue to be recognized as compensation expense over the term of the put and call options associated Alluxa unless certain employment terminations have occurred. In the fourth quarter of 2022, EnPro acquired all of the LeanTeq non-controlling interests.
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) on our Consolidated Statements of Operations for the years ending December 31, 2022, 2021, and 2020 with the exception of $1.9 million, $2.4 million, and $9.9 million, respectively, of segment restructuring costs and $1.1 million and $0.1 million of corporate restructuring costs in 2022 and 2021, respectively. Additionally, other income (expense), net in the table above for the years ending December 31, 2022, 2021, and 2020 also includes $(1.8) million, $3.4 million, and $5.5 million, respectively, of miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2022 Compared to 2021

Sales of $1,099.2 million in 2022 increased 30.8% from $840.4 million in 2021. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change 2022 vs. 2021
increase/(decrease)	Acquisitions and divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	19.5%	(2.8)%	14.1%	30.8%
Sealing Technologies	(5.2)%	(3.1)%	12.4%	4.1%
Advanced Surface Technologies	76.7%	(1.9)%	17.7%	92.5%
Following are the key effects of acquisitions and divestitures on sales for 2022 compared to 2021:
•Divestiture of Garlock India (Sealing Technologies) in November 2022
•Acquisition of NxEdge (Advanced Surface Technologies) in December 2021
•Divestiture of the polymer components business unit (Sealing Technologies), which was principally located in Houston, in September 2021
Following is a discussion of operating results for each segment during 2022 compared to 2021:

Sealing Technologies. Sales of $624.3 million in 2022 reflect a 4.1% increase compared to $599.8 million in 2021. Excluding unfavorable foreign exchange translation ($19.2 million) on our 2022 sales and the sales from businesses that have since been divested ($27.5 million) from 2021 results, sales were up 12.4% or $71.2 million. This increase was driven by sales price actions and strong demand in food and pharmaceuticals, petrochemical, heavy-duty truck, and aerospace markets.
Segment AEBITDA of $159.1 million in 2022 increased 12.1% from $141.9 million in 2021. Segment AEBITDA margin increased from 23.7% in 2021 to 25.5% in 2022. Excluding the unfavorable foreign exchange translation ($5.1 million) and the Segment AEBITDA earned from businesses that have since been divested ($5.6 million) from 2021 results, Adjusted Segment EBITDA increased 20.4%, or $27.8 million. The increase in Segment AEBITDA was driven primarily by higher pricing ($43.1 million), increased sales volume, net of unfavorable product mixes ($9.1 million), and decreased incentive compensation ($0.9 million) and foreign exchange transaction related costs ($0.5 million), partially offset by increased manufacturing costs driven by higher material prices and labor costs ($21.8 million) and higher segment selling, general, and administrative costs ($4.0 million).
Advanced Surface Technologies. Sales of $476.1 million in 2022 reflect a 92.5% increase compared to $247.3 million in 2021. Excluding the unfavorable foreign exchange translation ($4.7 million) and the sales from a recent acquisition ($189.7 million) from 2022 results, sales were up 17.7% or $43.8 million. This increase was driven primarily by stronger demand in the semiconductor market.
Segment AEBITDA of $141.5 million in 2022 increased 93.3% from $73.2 million in 2021. Segment AEBITDA margin increased from 29.6% in 2021 to 29.7% in 2022. Excluding the impact of Segment AEBITDA from acquisitions ($58.8 million)

and the unfavorable impact of foreign exchange translation ($2.5 million), Segment AEBITDA was up 16.4% or $12.0 million. The increase in Adjusted Segment EBITDA was driven primarily by increased sales volume, net of unfavorable product mixes ($17.1 million), increased pricing ($9.1 million), and decreased foreign exchange transaction related costs ($2.4 million), partially offset by increased manufacturing costs as a result of higher material costs ($11.1 million) and increased selling, general, and administrative costs ($5.5 million).
Corporate expenses for 2022 decreased $17.9 million as compared to 2021. The decrease was driven primarily by lower acquisition and divestiture costs ($14.7 million) and decreased medical and consulting costs ($3.0 million).
Interest expense, net in 2022 increased by $20.2 million as compared to 2021, due to increased outstanding debt in 2022 as a result of indebtedness incurred to fund the NxEdge acquisition in December 2021.
Other income (expense), net in 2022 increased by $19.3 million as compared to 2021, primarily due to a year-over-year decrease in gain on sale of businesses in 2022 ($18.1 million), a decrease in pension (non-service) income ($4.9 million), foreign exchange losses related to the divestiture of GGB ($3.8 million), and an asbestos receivable adjustment ($2.8 million), partially offset by a decrease in environmental charges ($3.2 million), a decrease in miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters ($5.2 million), and a decrease in charges related to the reversal of a receivable related to an amount due from the sellers of Aseptic for uncertain tax positions that have passed the statute of limitations ($2.1 million). An offsetting decrease in expense was recorded for the release of the corresponding liability for the uncertain tax position and is reflected as a reduction in tax expense.
Income tax expense from continuing operations was $24.4 million in 2022 and $8.7 million in 2021. The effective tax rates for 2022 and 2021 were 86.2% and 13.4% respectively. The effective tax rate for 2022 was primarily driven by impairment of non-deductible tax goodwill, the foreign rate differential related to certain foreign earnings that were subject to higher tax rates, and establishing a valuation allowance on certain tax attributes. The effect of these items resulted in a net $19.9 million increase in income tax expense. Additionally, the effective tax rate was increased by GILTI and decreased by the release of uncertain tax positions associated with audit closures and statute expirations, resulting in a net increase to tax expense of $0.5 million.
Goodwill impairment expense of $65.2 million was incurred in 2022 related to the Alluxa reporting unit. No goodwill impairment expense was incurred in 2021.
Income from continuing operations attributable to EnPro Industries, Inc. was $6.7 million, or $0.32 per share, in 2022 compared to income from continuing operations attributable to EnPro Industries, Inc. of $56.9 million, or $2.76 per share, in 2021.
2021 Compared to 2020
Sales of $840.4 million in 2021 increased 5.1% from $800.0 million in 2020. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change 2021 vs. 2020
increase/(decrease)	Acquisitions and divestitures	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(11.8)%	1.5%	15.4%	5.1%
Sealing Technologies	(20.3)%	1.5%	13.0%	(5.8)%
Advanced Surface Technologies	21.6%	1.5%	21.4%	44.5%
Following are the key effects of acquisitions and divestitures on sales for 2021 compared to 2020:
Advanced Surface Technologies Acquisitions:
•NxEdge in December 2021
•Alluxa in October 2020
Sealing Technologies Divestitures:
•Polymer components business unit in September 2021
•Technetics Group UK Limited in December 2020

•Air Springs portion of our heavy duty trucking business in November 2020
•Motorwheel® brake drum and Crewson® brake adjuster brands in September 2020
•Lunar® air disc brake business, both the U.S. and Shanghai China operations, in the second and third quarters of 2020
Following is a discussion of operating results for each segment during 2021 compared to 2020:

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
Corporate expenses for 2021 increased $23.5 million as compared to 2020. The increase was driven primarily by higher acquisition and divestiture costs ($15.1 million) and increased incentive compensation costs ($8.4 million).
Interest expense, net in 2021 decreased by $1.2 million as compared to 2020, primarily due to a refund from the IRS, which included $1.7 million of applicable interest, as a result of the conclusion of an audit of our 2014 through 2017 U.S. federal income tax returns.
Other income (expense), net in 2021 decreased by $70.5 million as compared to 2020, due mainly to a $27.7 million decrease in environmental charges, a year-over-year increase in gain on sale of business in 2022 of $20.2 million, a $16.1 million decrease in impairment charges, a $5.4 million increase in pension (non-service) income a decrease in charges related to previously divested businesses of $1.7 million, and $2.1 million of decreased miscellaneous expenses that are either not associated with a particular segment or not considered part of administering the corporate headquarters, partially offset by a $3.0 million charge in 2021 due to the reversal of a receivable related to an amount due from the sellers of Aseptic for uncertain tax positions that have passed the statute of limitations. An offsetting decrease in expense was recorded for the release of the corresponding liability for the uncertain tax position and is reflected as a reduction in tax expense.
Income tax expense from continuing operations was $8.7 million in 2021 and income tax benefit was $2.5 million in 2020. The effective tax rates for 2021 and 2020 were 13.4% and 10.4% respectively. The effective tax rate for 2021 was primarily driven by the foreign rate differential related to earnings that were subject to higher tax rates partially offset by the release of uncertain tax positions associated with audit closures and statute expirations, the effect of these items resulted in a net $3.2 million decrease in income tax expense.
Income from continuing operations attributable to EnPro Industries, Inc. was $56.9 million, or $2.76 per share, in 2021 compared to a loss from continuing operations attributable to EnPro Industries, Inc. of $21.4 million, or ($1.05) per share, in 2020.

Restructuring and Other Costs
We incurred $3.0 million, $2.5 million and $30.4 million of restructuring and impairment costs during the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, in 2022, we incurred a goodwill impairment charge of $65.2 million related to the Alluxa reporting unit. No goodwill impairment expense was incurred in 2021 or 2020.
During 2022 we incurred restructuring costs of $1.8 million, primarily related to the reorganization of sites and functions, primarily in the United States and $1.2 million of non-cash impairment charges of long-lived assets.
During 2021, we conducted a number of restructuring activities throughout our operations, which included the exit of some smaller locations and targeted workforce reductions. Workforce reductions associated with our restructuring activities totaled 36 administrative and manufacturing positions.
In 2020 our Stemco business in our Sealing Technologies segment underwent significant restructuring and portfolio reshaping activities, including the exit of our Motorwheel® and Crewson® brake adjuster brands and our Lunar® air disc brake business.
Additionally, sales declines by business utilizing two indefinite lived trademarks within our Sealing Technologies segment were determined to be triggering events for impairment analysis and an impairment charge was taken. Substantially all costs associated with these initiatives, as well as other smaller restructuring and impairment charges, were incurred or accrued for as of December 31, 2020. Workforce reductions in 2020 associated with our restructuring activities totaled 101 administrative and manufacturing positions. Of the $30.4 million of restructuring and impairment charges taken in 2020, $7.9 million was related to severance and other cash restructuring charges while $22.4 million was related to impairments and write-downs of assets, including long-lived and indefinite-lived intangible assets, property, plant, and equipment, and inventory.
Please see the "Overview" section of Management's Discussion and Analysis Financial Condition and Results of Operations and Note 4 to our consolidated financial statements for further information.
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
As of December 31, 2022, we held $187.4 million of cash and cash equivalents in the United States and $147.0 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $225.1 million at December 31, 2021 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Additional undistributed earnings are estimated to be $66.7 million as of December 31, 2022. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2022, we repatriated $298.3 million of earnings from our foreign subsidiaries, resulting in only $2.0 million of withholding taxes net of refunds to be received. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.
Cash Flows
Operating activities of continuing operations provided cash in the amount of $106.1 million, $124.1 million and $42.1 million in 2022, 2021 and 2020, respectively. The decrease in operating cash flows in 2022 versus 2021 was primarily attributable to increased income tax payments ($74.4 million) primarily related a refund from the IRS received in 2021 as a result of the conclusion of an audit of our 2014 through 2017 U.S. federal income tax returns and higher tax payments related to the divestiture of discontinued operations. These increases were partially offset higher sales volume. The increase in operating cash flow in 2021 versus 2020 was primarily attributable to decreased income tax payments ($60.8 million) primarily related a refund from the IRS received in 2021 as a result of the conclusion of an audit of our 2014 through 2017 U.S. federal income tax returns and higher tax payments related to the divestiture of discontinued operations in 2020.

Investing activities of continuing operations provided $268.6 million in 2022, used $647.4 million in 2021, and provided $221.4 million of cash in 2020. Investing activities in 2022 provided cash from the sale businesses ($301.9 million), primarily the sale of GGB, and the settlement of derivative contracts ($27.4 million). This was partially offset by the payments for acquisitions, principally driven by the acquisition of the LeanTeq minority owners ($31.2 million) and investments in property, plant and equipment ($29.4 million). The cash used in 2021 was primarily the result of the acquisition of NxEdge ($856.8 million), partially offset by proceeds from the divestiture of CPI and other business during the year ($224.3 million). Cash provided by investing activities in 2020 was primarily driven by cash received from divestitures, including the sales of Fairbanks Morse, our Air Springs business and other businesses during the year ($475.1 million), partially offset by cash used in the acquisition of Alluxa ($238.3 million).
Financing activities of continuing operations used $368.0 million in cash in 2022, primarily attributable to a net payment our Revolving Credit Facility and Term Loan Facilities (as defined below) ($337.0 million) and by $23.4 million in dividend payments. Financing activities of continuing operations provided $618.2 million in 2021 primarily attributable to a net draw on our revolving credit facility ($175.0 million), new term loan facilities (as discussed below) ($465.0 million), and issuance of common stock ($10.0 million), partially offset by $22.4 million in dividend payments and $3.8 million in principal payments to our existing Term Loan A-1 facility (as defined below). Financing activities used $167.3 million in 2020, primarily attributable to net payments on our Revolving Credit Facility and Term Loan Facility (as defined below) of $138.3 million and $21.7 million in payments of dividends.
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
Borrowings under the 364-Day Facility bore interest at an annual rate of LIBOR plus 1.50% or base rate plus 0.50%. Initially, borrowings under the Facilities (other than the 364-Day Facility) bore interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although these interest rates were subject to incremental increase or decrease based on a consolidated total net leverage ratio. On November 8, 2022, we entered into a First Amendment to the Amended Credit Agreement, which replaced the LIBOR-based interest rate option with an option based on Term SOFR ("Secured Overnight Financing Rate") plus (i) a credit spread adjustment of 0.10% and (ii) 1.75%, again subject to incremental increase or decrease based on a consolidated total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.225%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
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

The Company and EnPro Holdings are the permitted borrowers under the Facilities.  We have the ability to add wholly owned foreign subsidiaries as borrowers under the Revolving Credit Facility.  Each of our domestic, consolidated subsidiaries (other than any subsidiaries that may be designated as "unrestricted" by the Company from time to time an inactive subsidiaries) is required to guarantee the obligations of the borrowers under the Facilities, and each of our existing domestic, consolidated subsidiaries (other than inactive subsidiaries) has entered into the Amended Credit Agreement to provide such a guarantee.
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
We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2022. The borrowing availability under our Revolving Credit Facility at December 31, 2022 was $389.2 million after giving consideration to $10.8 million of outstanding letters of credit and $0.0 million of outstanding borrowings. The balance of our outstanding Term Loan A-1 Facility and the Term Loan A-2 Facility at December 31, 2022 was $137.0 million and $307.1 million, respectively.
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
Commencing on October 15, 2021, we may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may redeem a portion of the aggregate principal amount of the Senior Notes before October 15, 2021 with the net cash proceeds from certain equity offerings at a specified redemption price plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to October 15, 2021, we could redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium.
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
Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2022, is as follows:

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$795.1	$15.6	$153.4	$626.0	$0.1
Interest on debt	161.2	45.9	80.0	35.3	—
Operating leases	53.0	10.7	16.8	11.6	13.9
Environmental liabilities	42.1	10.4	10.8	6.5	14.4
Total	$1,051.4	$82.6	$261.0	$679.4	$28.4
The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and term loans under our Amended Credit Agreement. In our Consolidated Balance Sheet, these amounts are shown net of a debt discount of $4.4 million. Additional discussion regarding the Senior Notes and Amended Credit Agreement is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 12, "Debt," to the consolidated financial statements. The interest on debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
Payments for other liabilities are estimates for other retained liabilities of previously owned businesses included in the Consolidated Balance Sheets at December 31, 2022. These estimated payments, along with our estimated payments of environmental liabilities, are based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental" and "Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 20, "Commitments and Contingencies," to the consolidated financial statements.
The table does not include obligations under our pension and postretirement benefit plans, which are included in Note 15, "Pension and Postretirement Benefits," to the consolidated financial statements.

Share Repurchase Program
In October 2018, our board of directors authorized a two-year program for expenditures of up to $50.0 million of our outstanding common shares. Prior to the expiration of this authorization, we repurchased 0.1 million shares for $5.3 million in 2020.
In October 2020, our board of directors authorized a two-year program of up to $50.0 million for the repurchase of our outstanding common shares. We did not make any repurchases under this authorization.
In October 2022, our board of directors authorized a new two-year program of up to $50.0 million for the repurchase of our outstanding common shares. We have not made any repurchases under this new authorization.
Dividends
On January 13, 2015, our board of directors adopted a policy under which it intends to declare regular quarterly cash dividends on EnPro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2021, our board declared a dividend of $0.27 per share in each quarter, and on February 16, 2022 we announced that our board of directors had increased the quarterly dividend to $0.28 per share, commencing with the dividend to be paid on March 16, 2022 to all shareholders of record as of March 2, 2022. In 2022, our board declared a dividend of $0.28 per share in each quarter, and on February 16, 2023 we announced that our board of directors had increased the quarterly dividend to $0.29 per share, commencing with the dividend to be paid on March 15, 2023 to all shareholders of record as of March 1, 2023. Each of the Credit Agreement and the indenture governing the Senior Notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $50.0 million per year under the Credit Agreement and $60.0 million per year under the indenture governing the Senior Notes. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the Senior Notes to permit the payment of dividends in excess of the respective basket amount.
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. In general, due to uncertainties regarding, among other factors, changes to operating and monitoring requirements based on the ongoing performance of the remediation system and/or changes to applicable legal and regulatory requirements, we do not consider costs for remediation activities beyond five years to be reasonably estimable. To the extent that capital costs to be incurred more than five years out, such as costs for the construction or decommissioning of remediation systems, can be reasonable estimated such costs are included in our environmental reserves. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of our liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing that is conducted each calendar year in the fourth quarter. We transitioned from an October 1 annual testing date to a November 1 annual testing date in the fourth quarter of 2021. In making the transition, we performed annual impairment testing for all of our intangible assets on both dates in the fourth quarter of 2021.
The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. An impairment charge is recognized when the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Interim tests during the year may be required if an event occurs or circumstances change (a "triggering event") that in management's judgement would more likely than not reduce the fair value of a reporting unit below its’ carrying amount.
To estimate the fair value of our five reporting units, we use both a discounted cash flow and a market valuation approach. The discounted cash flow approach uses cash flow projections and a discount rate to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, and the current discount and tax rates. For the market approach, we select a group of peer companies that we believe are best representative of each reporting unit. We used a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach is a better indicator of a reporting unit's value since it reflects the specific cash flows anticipated to be generated in the future by the business.
In the second quarter of 2022, we determined the performance of our Alluxa reporting unit to be a triggering event for an interim goodwill impairment test and, as a result, we performed an assessment as of June 30, 2022. The fair value of our Alluxa reporting unit, which is included in our Advanced Surface Technologies segment, and is allocated $126.0 million of goodwill, exceeded its carrying value by approximately 21% as of the interim testing date.

At the time of our annual test as of November 1, 2022, our updated forecast and projections based upon our annual strategic plan indicated that Alluxa’s cash flows were below the June 30, 2022 assessment estimates, and the discount rate to determine fair value utilizing the income approach was significantly higher. The projection and analysis indicated that the book value of the Alluxa reporting unit exceeded fair value by $65.2 million which has been recognized as an impairment charge in the fourth quarter of 2022. The discount rate to determine the fair value of Alluxa increased from 12.0% as of November 1, 2021 to 14.6% as of November 1, 2022, resulting in a $50 million decline in the fair value of the Alluxa reporting unit utilizing the income approach. A 1% increase in the discount rate as of November 1, 2022 to 15.6% would decrease the fair value of the Alluxa reporting unit and result in an increase in the amount of the impairment being recognized by $11.2 million.
The fair value of our semiconductor reporting unit, included in the Advanced Surface Technologies segment, exceeded book value by approximately 21.8% as of November 1, 2022. A 1% increase in the discount rate as of November 1, 2022 would result in a decrease in the cushion in the test to 12.7%. Separately, a 1% decline in the year-over-year revenue growth rates over the projection period would lower the cushion to 17.3%. The combination of a 1% increase in the discount rate and a 1% decline in the year-over-year revenue growth rates would lower the cushion to 8.8%.

The fair value of the three reporting units of our Sealing Technologies segment all exceeded their respective carrying values by more than 60% as of November 1, 2022. We completed our annual impairment tests of goodwill as of November 1, 2021, October 1, 2021 and 2020 with no impairment indicated.
Annual assessments are conducted in the context of information that was reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; material and labor cost and availability; operational efficiency including the impact of projected capital asset additions, and the then current discount rates and tax rates. We will perform our next annual goodwill impairment tests as of November 1, 2023; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.

Other intangible assets are recorded at cost or, when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology-related assets, trademarks, licenses, and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 1 to 21 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which were conducted as of November 1 in 2022 and 2021, and as of October 1, 2021 and 2020. The impairment testing compares the fair value of the intangible asset with its’ carrying amount using the relief from royalty method. The test completed as of November 1, 2022 and 2021, indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset.
In 2020, sales declines by businesses utilizing two of the indefinite-lived trademarks within our Sealing Technologies segment were determined to be triggering events for an interim impairment analysis. Based on the results of this analysis, we recorded a $16.1 million impairment of indefinite-lived trademarks in the third quarter of 2020.
Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” as well as Notes 1 and 9 to the Consolidated Financial Statements.
Impact of Pending Accounting Pronouncements
See Note 1, "Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance," to our consolidated financial statements for a discussion of recently issued accounting guidance that we have not yet adopted.
Contingencies
A description of our contingencies is included in Note 20 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
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
The summarized results of operations information for the year ended December 31, 2022 was as follows:

(In Millions)	Parent and Guarantor Subsidiaries
Net sales	$797.8
Gross profit	$257.7
Loss from continuing operations	$(84.8)
Income from discontinued operations, net of taxes	60.2
Net loss	$(24.6)
Net loss attributable to Enpro Industries, Inc	$(21.8)

Of the $60.2 million reported in income from discontinued operations, net of taxes, $53.1 million related to gain on the sale of discontinued operations recognized by a subsidiary that is guarantor of the Senior Notes and the remaining $7.1 million related to the operations of former subsidiary guarantors of the Senior Notes included in discontinued operations, which, as of the date of this report, have been divested and are no longer guarantors of the Senior Notes.

The summarized balance sheet information at December 31, 2022 was as follows:

(In Millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$454.5
Non-current assets	1,517.3
Total assets	$1,971.8
LIABILITIES AND EQUITY
Current liabilities	$158.5
Non-current liabilities	1,067.6
Total liabilities	1,226.1
Redeemable non-controlling interest	17.9
Shareholders’ equity	727.8
Total liabilities and equity	$1,971.8
The table above reflects $11.7 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $9.3 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.
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
A reconciliation of (i) income (loss) from continuing operations attributable to EnPro Industries, Inc. to adjusted income from continuing operations attributable to EnPro Industries, Inc., including on a per share basis, and (ii) income (loss) from continuing operations attributable to EnPro Industries, Inc. to adjusted EBITDA for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022				2021
(In Millions Except Per Share Amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to EnPro Industries, Inc.	$6.7	20.9	$0.32		$56.9	20.8	$2.74
Net income (loss) attributable to redeemable non-controlling interests	(2.8)				0.4
Income tax expense	24.4				8.7
Income from continuing operations before income taxes	28.3				66.0

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	1.2				15.6
Non-controlling interest compensation allocation[1]	(0.7)				4.9
Amortization of acquisition-related intangible assets	74.8				42.1
Adjustments from other operating expense and cost of sales:
Restructuring and impairment costs	2.9				2.5
Amortization of the fair value adjustment to acquisition inventory	13.1				9.4
Adjustments from other non-operating expense
Asbestos receivable adjustment	2.8				—
Environmental reserve adjustments	5.1				8.3
Costs associated with previously disposed businesses	0.3				0.4
Net loss (gain) on sale of businesses	0.6				(17.5)
Pension income (non-service cost)	(3.6)				(8.4)
Tax indemnification asset [2]	0.9				3.0
Goodwill impairment	60.6				—
Foreign exchange losses related to the divestiture of GGB[5]	3.8				—
Other adjustments [6]
Other	0.2				(0.2)

Adjusted income from continuing operations before income taxes	190.3				126.1
Adjusted tax expense	(51.3)				(37.8)
Income from redeemable non-controlling interest, net of taxes	2.8				(0.4)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$141.8	20.9	$6.79	3	$87.9	20.8	$4.23	3

	Year Ended December 31,
	2020
(In Millions Except Per Share Amounts)	$	Average common shares outstanding, diluted	Per Share
Loss from continuing operations attributable to EnPro Industries, Inc.	$(21.4)	20.5	$(1.05)
Net income attributable to redeemable non-controlling interests	0.4
Income tax benefit	(2.5)
Loss from continuing operations before income taxes	(23.5)

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	10.9
Non-controlling interest compensation allocation[1]	2.6
Amortization of acquisition-related intangible assets	34.1
Adjustments from other operating expense and cost of sales:
Restructuring and impairment costs	14.3
Amortization of the fair value adjustment to acquisition inventory	2.8
Impairment of indefinite-lived trademarks	16.1
Adjustments from other non-operating expense
Environmental reserve adjustments	36.0
Costs associated with previously disposed businesses	2.1
Loss on extinguishment of debt	2.7
Pensions expense (non-service cost)	(3.1)
Other adjustments [6]
Other	0.2

Adjusted income from continuing operations before income taxes	95.2
Adjusted tax expense	(28.6)
Income from redeemable non-controlling interest, net of taxes	(0.4)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$66.2	20.6 [4]	3.21	3

Adjustments in the tables above only reflect amounts attributable to EnPro Industries, Inc.

1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that was and is subject to reduction for certain types of employment terminations of the LeanTeq and Alluxa sellers and is directly related to the terms of the respective acquisition. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred. In the fourth quarter of 2022, EnPro acquired all of the LeanTeq non-controlling interests.
2 In connection with the acquisition of Aseptic in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2021 and 2022 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for the year ended December 31, 2021 and December 31, 2022 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.
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
5 In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that was denominated in a foreign currency. As a result of this note, we recorded a loss due to the change in exchange rate during December 2022. In January 2023, we hedged the outstanding notes and expect future gains or losses to be minimal.
6 Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statement of operations.
The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 27.0% for 2022 and 30.0% for 2021 and 2020. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.
Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc. to Adjusted EBITDA

	Years Ended December 31,
	2022	2021	2020
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$6.7	$56.9	$(21.4)
Net income (loss) attributable to redeemable non-controlling interests	(2.8)	0.4	0.4
Income (loss) from continuing operations	3.9	57.3	(21.0)

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (" Adjusted EBITDA"):
Interest expense, net	33.9	13.7	14.9
Income tax expense (benefit)	24.4	8.7	(2.5)
Depreciation and amortization expense	103.1	63.8	56.6
Restructuring and impairment expense	2.9	2.5	14.3
Environmental reserve adjustments	5.1	8.3	36.0
Costs associated with previously disposed businesses	0.3	0.4	2.1
Net loss (gain) on sale of businesses	0.6	(17.5)	2.7
Acquisition and divestiture expense	1.2	15.6	11.2
Pension income (non-service cost)	(3.6)	(8.4)	(3.1)
Non-controlling interest compensation allocations [1]	(0.6)	5.3	2.9
Impairment of indefinite-lived trademarks	—	—	16.1
Asbestos receivable adjustment	2.8	—	—
Amortization of the fair value adjustment to acquisition date inventory	13.3	9.9	3.0
Tax indemnification asset [2]	0.9	3.0	—
Goodwill impairment	65.2	—	—
Foreign exchange losses related to the divestiture of GGB[3]	3.8	—	—
Other	0.2	(0.2)	0.2
Adjusted EBITDA	$257.4	$162.4	$133.4
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that was and is subject to reduction for certain types of employment terminations of the LeanTeq Executives and the Alluxa Executives and is directly related to the terms of the respective acquisition. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisition unless certain employment terminations have occurred. In the fourth quarter of 2022, EnPro acquired all of the LeanTeq non-controlling interests.

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
3In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that was denominated in a foreign currency. As a result of this note, we recorded a loss due to the change in exchange rate during December 2022. In January 2023, we hedged the outstanding notes and expect future gains or losses to be minimal.
Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the indenture governing the Senior Notes.
Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc. to Total Adjusted Segment EBITDA
The reconciliation of income (loss) from continuing operations attributable to EnPro Industries, Inc. to total adjusted segment EBITDA for the years ended December 31, 2022, 2021 and 2020 is included in “—Results of Operations."

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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about the maturities of our fixed rate debt obligations as of December 31, 2022. The table represents principal cash flows (in millions) and related weighted average interest rates by the contractual maturity dates.

	2023	2024	2025	2026	2027	Total	Fair Value
Fixed rate debt	$0.2	$0.2	$0.2	$350.2	$0.1	$350.9	$344.6
Average interest rate	4.0%	4.0%	4.1%	5.8%	5.1%	5.8%
The table above excludes unamortized debt discount of $3.1 million at December 31, 2022.
Additionally, we had $441.1 million outstanding on the Amended Credit Agreement as of December 31, 2022, which has a variable interest rate that adjusts at least quarterly. A change in interest rates on variable-rate debt affects the interest expense incurred and cash flows, but does not affect the net balance sheet liability of the financial instrument.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. In December 2022, we entered into a forward contract to hedge a 95 million Euro exposure of an intercompany note agreement related to the proceeds from the GGB sale allocated to foreign subsidiaries. We expect this position to be resolved in 2023. The notional amount of foreign exchange contracts hedging foreign currency transactions was $103.3 million and $3.3 million as of December 31, 2022 and 2021, respectively. All foreign exchange contracts outstanding at December 31, 2022 expired in January 2023.

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
Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on our assessment, we have concluded, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; – Delinquent Section 16(a) reports” in our definitive proxy statement for the 2023 annual meeting of shareholders is incorporated herein by reference.
We have adopted a written code of business conduct (the "Code") that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet site at www.enproindustries.com. We intend to disclose on our Internet site any substantive changes to the Code and any waivers granted under the Code to the specified officers.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” (other than the information appearing under the heading "Payment versus performance") in our definitive proxy statement for the 2023 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock” in our definitive proxy statement for the 2023 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2022, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

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

(1)Includes shares issuable under restricted share unit awards under our shareholder-approved equity compensation plans.
(2)The weighted average exercise price does not take into account awards of phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices — Director compensation,” "Compensation discussion and analysis — 2022 executive compensation decisions in detail —Long-term compensation and “Executive compensation — Grants of plan based awards — Restricted stock unit awards” in our definitive proxy statement for the 2023 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption, “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2023 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2023 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:

1.Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020 appears on page 99.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 47 to 50.

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

2.7
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

2.8
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

3.2	Amended and Restated Bylaws of EnPro Industries, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 31, 2022 by EnPro Industries, Inc. (File No. 001-31225))

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

10.1
Third Amended and Restated Credit Agreement dated as of December 17, 2021 among EnPro Industries, Inc. and EnPro Holdings, Inc., as borrowers, certain foreign subsidiaries of EnPro Industries, Inc. from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 17, 2021 by EnPro Industries, Inc. (File No. 001-31225))

10.2*
First Amendment to Third Amended and Restated Credit Agreement dated as of November 8, 2022 among EnPro Industries, Inc., EnPro Holdings, Inc., the Guarantors party hereto, the Lenders party hereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

10.3
Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of EnPro Industries, Inc. (File No. 001-31225))

10.4+
EnPro Industries, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 26, 2020 (File No. 001-31225))

10.5+
EnPro Industries, Inc. Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by EnPro Industries, Inc. on March 31, 2016 (File No. 001-31225))

10.6+
EnPro Industries, Inc. Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.7+
EnPro Industries, Inc. Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.8+
EnPro Industries, Inc. Management Stock Purchase Deferral Plan (2019 Amendment and Restatement) incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2019 filed by EnPro Industries, Inc. (File No. 001-31225)

10.9+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 2020 filed by EnPro Industries, Inc. (File No. 001-31225))

10.10+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2020 filed by EnPro Industries, Inc. (File No. 001-31225))

10.11+*	Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (Revised 2023)

10.12+
Form of EnPro Industries, Inc. Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2020 filed by EnPro Industries, Inc. (File No. 001-31225))

10.13+*	Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Share Award—Stock Settled) (2020 Equity Compensation Plan) (Revised 2023)

10.14+
Form of EnPro Industries, Inc. Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2020 filed by EnPro Industries, Inc. (File No. 001-31225))

10.15+
Form of EnPro Industries, Inc. Phantom Shares Award Grant for Outside Directors (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by EnPro Industries, Inc. (File No. 001-31225))

10.16+
Form of EnPro Industries, Inc. Restricted Share Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.1 to the Form 8-K dated February 14, 2008 filed with EnPro Industries, Inc. (File No. 001-31225))

10.17+
Form of EnPro Industries, Inc. Restricted Share Units Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.18+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Performance Shares) (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.19+
Form of EnPro Industries, Inc. Long-Term Incentive Plan Award Agreement (Cash) (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.20+
EnPro Industries, Inc. Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by EnPro Industries, Inc. (File No. 001-31225))

10.21+
EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.22+
Amendment dated December 12, 2014 to EnPro Industries, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by EnPro Industries, Inc. (File No. 001-31225))

10.23+
EnPro Industries, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225))

10.24+
EnPro Industries, Inc. Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by EnPro Industries, Inc. (File No. 001-31225))

10.25+
Management Continuity Agreement dated as of May 1, 2013 between EnPro Industries, Inc. and Eric A. Vaillancourt (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2013 filed by EnPro Industries, Inc. (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of January 30, 2006 between EnPro Industries, Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by EnPro Industries, Inc. (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of May 5, 2010 between EnPro Industries, Inc. and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by EnPro Industries, Inc. (File No. 001-31225))

10.28+
Management Continuity Agreement dated as of March 31, 2015 between EnPro Industries, Inc. and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225) (this exhibit is substantially identical to the Management Continuity Agreement between EnPro Industries, Inc. and Susan E. Sweeney dated as of February 10, 2014)

10.29+
EnPro Industries, Inc. Senior Officer Severance Plan (effective as of June 5, 2017) incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by EnPro Industries, Inc. (File No. 001-31225))

10.30+
Letter agreement between EnPro Industries, Inc. and Susan E. Sweeney dated January 26, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on March 4, 2022 (File No. 001-31225))

10.31+*	Summary of Executive and Director Compensation Arrangements

21*	List of Subsidiaries

22.1*	List of Guarantor Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from Thomas M. Botts

24.2*	Power of Attorney from Felix M. Brueck

24.3*	Power of Attorney from B. Bernard Burns, Jr.

24.4*	Power of Attorney from Diane C. Creel

24.5*	Power of Attorney from Adele M. Gulfo

24.6*	Power of Attorney for Kees van der Graaf

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

24.9*	Power of Attorney for Judith A. Reinsdorf

24.10*	Power of Attorney from William Abbey

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on the 1st day of March, 2023.

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

Signatures	Title	Date

/s/ Eric A. Vaillancourt	President and Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2023
Eric A. Vaillancourt

/s/ J. Milton Childress II	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2023
J. Milton Childress II

/s/ Steven R. Bower	Senior Vice President, Controller and	March 1, 2022
Steven R. Bower	Chief Accounting Officer
(Principal Accounting Officer)

/s/ David L. Hauser	Chairman of the Board and Director	March 1, 2023
David L. Hauser*

/s/ William Abbey	Director	March 1, 2023
William Abbey*

/s/ Thomas M. Botts	Director	March 1, 2023
Thomas M. Botts*

/s/ Felix M. Brueck	Director	March 1, 2023
Felix M. Brueck*

/s/ B. Bernard Burns, Jr.	Director	March 1, 2023
B. Bernard Burns, Jr.*

/s/ Diane C. Creel	Director	March 1, 2023
Diane C. Creel*

/s/ Adele M. Gulfo	Director	March 1, 2023
Adele M. Gulfo*

/s/ Kees van der Graaf	Director	March 1, 2023
Kees van der Graaf*

/s/ John Humphrey	Director	March 1, 2023
John Humphrey*

/s/ Judith A. Reinsdorf	Director	March 1, 2023
Judith A. Reinsdorf*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of EnPro Industries, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of EnPro Industries, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for inventory valuation in 2022.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Annual Goodwill Impairment Assessment - Alluxa Reporting Unit

As described in Notes 1 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $863.8 million as of December 31, 2022, of which $60.8 million relates to the Alluxa reporting unit. Goodwill is not amortized, but instead is subject to impairment testing that is conducted at least annually each calendar year in the fourth quarter. Interim tests during the year may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. An impairment charge is recognized when the carrying amount exceeds the reporting unit’s fair value. At the November 1, 2022 annual test, the projection and analysis indicated that the book value of the Alluxa reporting unit exceeded fair value by $65.2 million which management recognized as an impairment charge in the fourth quarter of 2022. To estimate the fair value of the reporting units, management uses both a discounted cash flow and a market valuation approach. The key assumptions used for the discounted cash flow and market valuation approaches include projected revenues and profit margins, projected capital expenditures, changes in working capital, the current discount rates, the current tax rates, and market multiples of similar companies.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment for the Alluxa reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Alluxa reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, projected profit margins, current discount rate, and market multiples of similar companies; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Alluxa reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Alluxa reporting unit; (ii) evaluating the appropriateness of the discounted cash flow and market valuation approaches; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow and market valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, projected profit margins, current discount rate, and market multiples of similar companies. Evaluating management’s significant assumptions related to projected revenues and projected profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Alluxa reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow and market valuation approaches and (ii) the reasonableness of the significant assumptions related to the current discount rate and market multiples of similar companies.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
March 1, 2023

We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2022, 2021 and 2020
(in millions, except per share data)

	2022	2021	2020
Net sales	$1,099.2	$840.4	$800.0
Cost of sales	675.9	512.3	514.5
Gross profit	423.3	328.1	285.5
Operating expenses:
Selling, general and administrative	282.8	260.3	230.2
Goodwill impairment	65.2	—	—
Other	3.1	2.4	26.2
Total operating expenses	351.1	262.7	256.4
Operating income	72.2	65.4	29.1
Interest expense	(35.6)	(16.2)	(16.5)
Interest income	1.7	2.5	1.6
Other income (expense)	(10.0)	14.3	(37.7)
Income (loss) from continuing operations before income taxes	28.3	66.0	(23.5)
Income tax benefit (expense)	(24.4)	(8.7)	2.5
Income (loss) from continuing operations	3.9	57.3	(21.0)
Income from discontinued operations, including gain on sale, net of taxes	198.4	121.0	199.0
Net income	202.3	178.3	178.0
Less: net income (loss) attributable to redeemable non-controlling interests	(2.8)	0.4	0.4
Net income attributable to EnPro Industries, Inc.	$205.1	$177.9	$177.6
Income (loss) attributable to EnPro Industries, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$6.7	$56.9	$(21.4)
Income from discontinued operations, net of tax	198.4	121.0	199.0
Net income attributable to EnPro Industries, Inc.	$205.1	$177.9	$177.6
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.32	$2.76	$(1.05)
Discontinued operations	9.54	5.88	9.69
Net income per share	$9.86	$8.64	$8.64
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.32	$2.74	$(1.05)
Discontinued operations	9.51	5.83	9.69
Net income per share	$9.83	$8.57	$8.64

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
Net income attributable to EnPro Industries, Inc.	$205.1	$177.9	$177.6
Other comprehensive income:
Foreign currency translation adjustments	(34.1)	19.8	24.9
Pension and postretirement benefits adjustment (excluding amortization)	(17.0)	4.8	7.8
Pension settlements and curtailments	(1.0)	—	(0.8)
Amortization of pension and postretirement benefits included in net income	0.8	0.9	5.5
Other comprehensive income (loss), before tax	(51.3)	25.5	37.4
Income tax expense related to items of other comprehensive income	—	(5.6)	(2.9)
Other comprehensive income (loss), net of tax	(51.3)	19.9	34.5
Less: other comprehensive income (loss) attributable to non-controlling interests	(3.4)	0.4	3.0
Other comprehensive income (loss), net of tax attributable to EnPro Industries, Inc	(47.9)	19.5	31.5
Comprehensive income attributable to EnPro Industries, Inc.	$157.2	$197.4	$209.1

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
(in millions)

	2022	2021	2020
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$202.3	$178.3	$178.0
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(198.4)	(121.0)	(199.0)
Taxes related to sale of discontinued operations	(25.8)	—	(38.7)
Depreciation	25.5	18.2	19.2
Amortization	77.6	45.6	37.4
Goodwill impairment	65.2	—	—
Loss (gain) on sale of businesses	0.6	(17.6)	2.6
Asset impairments	1.3	0.1	26.5
Deferred income taxes	(14.0)	(5.5)	(9.0)
Stock-based compensation	6.5	5.0	5.4
Other non-cash adjustments	4.9	1.7	3.9
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Accounts receivable, net	(0.1)	(16.9)	14.8
Inventories	(18.0)	(5.4)	12.6
Accounts payable	1.5	9.9	(0.4)
Income taxes, net	(14.6)	17.7	(16.7)
Other current assets and liabilities	(22.5)	13.6	(14.1)
Other non-current assets and liabilities	14.1	0.4	19.6
Net cash provided by operating activities of continuing operations	106.1	124.1	42.1
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(29.4)	(14.9)	(13.4)
Proceeds from sale of businesses	301.9	224.3	475.1
Payments for acquisitions, net of cash acquired	(31.2)	(856.8)	(238.3)
Receipt from settlement of derivative contract	27.4	—	—
Other	(0.1)	—	(2.0)
Net cash provided by (used in) investing activities of continuing operations	268.6	(647.4)	221.4
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	61.0	715.0	29.9
Repayments of debt, including premiums to par value	(398.0)	(79.0)	(168.2)
Issuance of common stock	—	10.0	—
Dividends paid	(23.4)	(22.4)	(21.7)
Other	(7.6)	(5.4)	(7.3)
Net cash provided by (used in) financing activities of continuing operations	(368.0)	618.2	(167.3)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	21.3	17.9	8.5
Investing cash flows	(5.1)	(3.8)	(4.5)
Net cash provided by discontinued operations	16.2	14.1	4.0
Effect of exchange rate changes on cash and cash equivalents	(26.6)	(0.4)	8.1
Net increase (decrease) in cash and cash equivalents	(3.7)	108.6	108.3
Cash and cash equivalents at beginning of year	338.1	229.5	121.2
Cash and cash equivalents at end of year	$334.4	$338.1	$229.5
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$31.5	$14.9	$16.1
Income taxes, net of refunds received	$80.8	$6.4	$67.2
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$0.7	$0.7	$1.6
See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2022 and 2021
(in millions, except share amounts)

	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$334.4	$338.1
Accounts receivable, less allowance for doubtful accounts of $2.9 in 2022 and of $2.1 in 2021	137.1	145.0
Inventories	151.9	135.9
Prepaid expenses and other current assets	44.9	35.8
Current assets of discontinued operations	15.9	149.9
Total current assets	684.2	804.7
Property, plant and equipment, net	185.2	184.3
Goodwill	863.8	948.0
Other intangible assets, net	799.8	894.2
Other assets	114.8	143.4
Total assets	$2,647.8	$2,974.6
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$15.6	$12.7
Short-term debt	—	149.3
Accounts payable	73.4	72.0
Accrued expenses	120.2	116.5
Current liabilities of discontinued operations	2.3	35.8
Total current liabilities	211.5	386.3
Long-term debt	775.1	963.9
Deferred taxes and non-current income taxes payable	136.5	166.1
Other liabilities	111.7	137.9
Total liabilities	1,234.8	1,654.2
Commitments and contingent liabilities
Redeemable non-controlling interest	17.9	50.1
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 20,996,739 shares at December 31, 2022 and 20,915,793 shares at December 31, 2021	0.2	0.2
Additional paid-in capital	299.2	303.6
Retained earnings	1,130.2	953.1
Accumulated other comprehensive income (loss)	(33.3)	14.6
Common stock held in treasury, at cost – 179,345 shares at December 31, 2022 and 180,848 shares at December 31, 2021	(1.2)	(1.2)
Total shareholders’ equity	1,395.1	1,270.3
Total liabilities and equity	$2,647.8	$2,974.6

See notes to Consolidated Financial Statements.

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2022, 2021 and 2020
(dollars and shares in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Permanent Shareholders’ Equity	Redeemable non-controlling interest
	Shares	Amount
Balance, December 31, 2019	20.6	$0.2	$292.1	$641.9	$(36.4)	$(1.2)	$896.6	$28.0
Adoption of new accounting standard	—	—	—	(0.1)	—	—	(0.1)	—
Alluxa acquisition	—	—	—	—	—	—	—	16.9
Net income	—	—	—	177.6	—	—	177.6	0.4
Other comprehensive income	—	—	—	—	31.5	—	31.5	3.0
Dividends ($1.04 per share)	—	—	—	(21.7)	—	—	(21.7)	—
Share repurchases	(0.1)	—	(5.3)	—	—	—	(5.3)	—
Incentive plan activity	—	—	4.8	—	—	—	4.8	—
Other	—	—	(2.0)	—	—	—	(2.0)	0.1
Balance, December 31, 2020	20.5	0.2	289.6	797.7	(4.9)	(1.2)	1,081.4	48.4
Net income	—	—	—	177.9	—	—	177.9	0.4
Other comprehensive income	—	—	—	—	19.5	—	19.5	0.4
Dividends ($1.08 per share)	—	—	—	(22.6)	—	—	(22.6)	—
Incentive plan activity	0.1	—	5.0	—	—	—	5.0	—
Other	0.1	—	9.0	0.1	—	—	9.1	0.9
Balance, December 31, 2021	20.7	0.2	303.6	953.1	14.6	(1.2)	1,270.3	50.1
Net income	—	—	—	205.1	—	—	205.1	(2.8)
Other comprehensive loss	—	—	—	—	(47.9)	—	(47.9)	(3.4)
Dividends ($1.12 per share)	—	—	—	(23.4)	—	—	(23.4)	—
Incentive plan activity	0.1	—	—	—	—	—	—	—
Acquisition of LeanTeq minority ownership	—	—	—	—	—	—	—	(35.0)
Other	—	—	(4.4)	(4.6)	—	—	(9.0)	9.0
Balance, December 31, 2022	20.8	$0.2	$299.2	$1,130.2	$(33.3)	$(1.2)	$1,395.1	$17.9

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

Summary of Significant Accounting Policies

Inventory – Effective July 1, 2022, we changed our method of determining cost for certain inventories from a LIFO basis to a FIFO basis for all of our inventories that were still accounted for under LIFO. We concluded the FIFO basis of accounting is the preferable method for determining inventory cost for our businesses because it improves comparability with our peers, harmonizes our accounting for inventory across all locations, more accurately reflects the current value and physical flow of inventory, and aligns operationally with how management views the performance of the business. Inventories are recorded at the lower of cost or net realizable value.
We retrospectively applied this change in accounting principle to all prior periods, including discontinued operations; and recorded a cumulative effect adjustment to increase the January 1, 2020 inventory balance by $2.7 million, an increase to the January 1, 2020 current assets of discontinued operations balance by $10.0 million, and an increase to retained earnings by $9.7 million (net of tax). The Consolidated Statement of Operations for the quarter and year ended December 31, 2021 and 2020, Consolidated Statement of Cash flows for the year ended December 31, 2021 and 2020, and the Consolidated Balance Sheet at December 31, 2021 have been retrospectively adjusted to reflect the change in accounting principle. Had we continued to apply LIFO, cost of sales for the year ended December 31, 2022, would have been $4.0 million higher, inventory would have been $7.8 million lower. At December 31, 2022, income from discontinued operations, including gain on sale, net of tax, would have been approximately $0.1 million lower for the fiscal year ended December 31, 2022, and current assets of discontinued operations at December 31, 2022 would have been unchanged.
The impact of our change in accounting method for valuing certain inventories on our previously issued financial statements is presented in the following tables:

Consolidated Statement of Operations
(in millions)	Year Ended December 31, 2021
	As Reported [1]	Effect of Change	As Adjusted
Cost of sales	$511.8	$0.5	$512.3
Gross profit	328.6	(0.5)	328.1
Operating income	65.9	(0.5)	65.4
Income from continuing operations before income taxes	66.5	(0.5)	66.0
Income tax expense	(8.8)	0.1	(8.7)
Income from continuing operations	57.7	(0.4)	57.3
Income from discontinued operations, including gain on sale, net of tax	121.4	(0.4)	121.0
Net income	179.1	(0.8)	178.3
Net income attributable to EnPro Industries, Inc.	$178.7	$(0.8)	$177.9

Consolidated Statement of Operations
(in millions)	Year Ended December 31, 2020
	As Reported [1]	Effect of Change	As Adjusted
Cost of sales	$514.0	$0.5	$514.5
Gross profit	286.0	(0.5)	285.5
Operating income	29.6	(0.5)	29.1
Income from continuing operations before income taxes	(23.0)	(0.5)	(23.5)
Income tax benefit	2.4	0.1	2.5
Income from continuing operations	(20.6)	(0.4)	(21.0)
Income from discontinued operations, net of tax	206.3	(7.3)	199.0
Net income	185.7	(7.7)	178.0
Net income attributable to EnPro Industries, Inc.	$185.3	$(7.7)	$177.6

Consolidated Balance Sheet
(in millions)	December 31, 2021
	As Reported [1]	Effect of Change	As Adjusted
Inventories	$132.1	$3.8	$135.9
Current assets of discontinued operations	148.9	1.0	149.9
Total current assets	799.9	4.8	804.7
Total assets	$2,969.8	$4.8	$2,974.6

Current liabilities of discontinued operations	$35.5	$0.3	$35.8
Total current liabilities	386.0	0.3	386.3
Deferred taxes and non-current income taxes payable	165.2	0.9	166.1
Total liabilities	1,653.0	1.2	1,654.2
Retained earnings	949.5	3.6	953.1
Total shareholders' equity	1,266.7	3.6	1,270.3
Total liabilities and equity	$2,969.8	$4.8	$2,974.6

Consolidated Statement of Cash Flows
(in millions)	Year Ended December 31, 2021
	As Reported [1]	Effect of Change	As Adjusted
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$179.1	$(0.8)	$178.3
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Deferred income taxes	(5.4)	(0.1)	(5.5)
Change in assets and liabilities, net of effects of divestitures of businesses:
Inventories	(5.9)	0.5	(5.4)
Net cash provided by operating activities of continuing operations	$123.7	$(0.4)	$124.1

CASH FLOW OF DISCONTINUED OPERATIONS
Operating cash flows	17.5	0.4	17.9
Net cash provided by discontinued operations	$13.7	$0.4	$14.1

Consolidated Statement of Cash Flows
(in millions)	Year Ended December 31, 2020
	As Reported [1]	Effect of Change	As Adjusted
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$185.7	$(7.7)	$178.0
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(206.3)	7.3	(199.0)
Deferred income taxes	(8.9)	(0.1)	(9.0)
Change in assets and liabilities, net of effects of divestitures of businesses:
Inventories	12.1	0.5	12.6
Net cash provided by operating activities of continuing operations	$42.1	$—	$42.1

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
At December 31, 2022, we had a backlog of orders of continuing operations valued at $310.7 million of which $123.9 million related to Sealing Technologies and $186.8 million related to Advanced Surface Technologies compared with $274.7 million at December 31, 2021 of which $102.8 million related to Sealing Technologies and $171.9 million related to Advanced Surface Technologies. Approximately 7% of the backlog is expected to be filled beyond 2023. Backlog represents orders on hand we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered.
Redeemable Non-Controlling Interests – Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of the our control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against equity and are reflected in the computation of earnings per share. At December 31, 2022, the redeemable non-controlling interest relates solely to Alluxa.
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses (gains) totaled $(4.8) million, $1.7 million, and $3.0 million, respectively, in 2022, 2021, and 2020.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under Company-funded programs for commercial products. Research and development expenditures in 2022, 2021, and 2020 were $10.1 million, $9.8 million, and $9.4 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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

Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to impairment testing that is conducted at least annually each calendar year in the fourth quarter. We transitioned from an October 1 annual testing date to a November 1 annual testing date in the fourth quarter of 2021. In making the transition, we performed annual impairment testing for our intangibles on both dates in the fourth quarter of 2021.
The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. An impairment charge is recognized when the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Interim tests during the year may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
To estimate the fair value of our five reporting units, we use both a discounted cash flow and a market valuation approach. The discounted cash flow approach uses cash flow projections and a discount rate to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, and the current discount and tax rates. For the market approach, we select a group of peer companies that we believe are best representative of each reporting unit. We used a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach is a better indicator of a reporting unit's value since it reflects the specific cash flows anticipated to be generated in the future by the business.

    In the second quarter of 2022, we determined the performance of our Alluxa reporting unit to be a triggering event for an interim goodwill impairment test and, as a result, we performed an assessment as of June 30, 2022. The fair value of our Alluxa reporting unit, which is included in our Advanced Surface Technologies segment, and is allocated $126.0 million of goodwill, exceeded its carrying value by approximately 21% as of the interim testing date.

At the time of our annual test as of November 1, 2022, our updated forecast and projections based upon our annual strategic plan indicated that Alluxa’s cash flows were below the June 30, 2022 assessment estimates, and the discount rate to determine fair value utilizing the income approach was significantly higher. The projection and analysis indicated that the book value of the Alluxa reporting unit exceeded fair value by $65.2 million which has been recognized as an impairment charge in the fourth quarter of 2022. The discount rate to determine the fair value of Alluxa increased from 12.0% as of November 1, 2021 to 14.6% as of November 1, 2022, resulting in a $50 million decline in the fair value of the Alluxa reporting unit utilizing the income approach. A 1% increase in the discount rate as of November 1, 2022 to 15.6% would decrease the fair value of the Alluxa reporting unit and result in an increase in the amount of the impairment being recognized by $11.2 million.
The fair value of our semiconductor reporting unit, included in the Advanced Surface Technologies segment, exceeded book value by 21.8% as of November 1, 2022. A 1% increase in the discount rate as of November 1, 2022 would result in a decrease in the cushion in the test to 12.7%. Separately, a 1% decline in the year-over-year revenue growth rates over the projection period would lower the cushion to 17.3%. The combination of a 1% increase in the discount rate and a 1% decline in the year-over-year revenue growth rates would lower the cushion to 8.8%.

The fair value of the three reporting units of our Sealing Technologies segment all exceeded their respective carrying values by more than 60% as of November 1, 2022. We completed our annual impairment tests of goodwill as of November 1, 2021, October 1, 2021 and 2020 with no impairment indicated.
Annual assessments are conducted in the context of information that was reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; material and labor cost and availability; operational efficiency including the impact of projected capital asset additions, and the then current discount rates and tax rates. We will perform our next annual goodwill impairment tests as of November 1, 2023; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.

Other intangible assets are recorded at cost or, when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology-related assets, trademarks, licenses, and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 1 to 21 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which were conducted as of November 1 in 2022 and 2021, and as of October 1, 2021 and 2020. The impairment testing compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. The test completed as of November 1, 2022 and 2021, indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset.
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

2.	Discontinued Operation
On January 30, 2023 we completed the sale of GPT for approximately $31 million resulting in a pretax gain of approximately $14 million to be recognized in the first quarter of 2023. Net cash proceeds after selling expenses was approximately $28 million.
In the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. (GPT). These businesses, along with Compressor Products International (CPI), which was divested on December 21, 2021, comprised our entire Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be discontinued operations. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements.
The sale of GGB closed on November 4, 2022 to The Timken Company for total proceeds of $305 million, subject to closing date purchase price adjustments. We recorded a pre-tax gain of $189.1 million as part of our discontinued operations in the fourth quarter of 2022. The sale of GGB included a subsidiary of our Sealing Technologies segment which is not part of the discontinued operations described above. We recorded a pre-tax loss of $0.4 million related to the sale of this subsidiary. The loss on sale as well as operating activity of this subsidiary are included in continuing operations for all periods being reported.
On December 21, 2021, we completed the sale of specified equity interests and assets of our CPI, which had been included in our Engineered Materials segment. We received $185.7 million, net of transaction fees and cash sold, resulting in a pre-tax book gain of $117.6 million as part of our discontinued operations.
During the fourth quarter of 2019, we entered into an agreement to sell the Fairbanks Morse division, which comprised our entire Power Systems segment. The sale of Fairbanks Morse to an affiliate of funds managed by private equity firm Arcline Investment Management closed on January 21, 2020 for a sales price of $450 million. The pre-tax gain on the disposition of Fairbanks Morse was $264.7 million. We have reported, for all periods presented, the results of operations and cash flows of the Power System segment as a discontinued operation in the accompanying financial statements.

The results of our discontinued operations were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net sales	$188.9	$301.4	$281.6
Cost of sales	124.6	192.1	190.8
Gross profit	64.3	109.3	90.8
Operating expenses:
Selling, general, and administrative expenses	43.8	76	71.1
Other	0.2	3.6	16.4
Total operating expenses	44.0	79.6	87.5
Operating income from discontinued operations	20.3	29.7	3.3
Other expense	—	—	(7.5)
Income (loss) from discontinued operations before income taxes	20.3	29.7	(4.2)
Income tax benefit (expense)	1.8	(13.9)	1.3
Income (loss) from discontinued operations, net of taxes before gain from sale of discontinued operations	22.1	15.8	(2.9)
Gain from sale of discontinued operations, net of taxes	176.3	105.2	201.9
Income from discontinued operations, net of taxes	$198.4	$121.0	$199.0

The major classes of assets and liabilities for our discontinued Engineered Materials segment are shown below:

(in millions)	December 31, 2022	December 31, 2021
Assets:
Accounts receivable	$3.8	$32.0
Inventories	3.1	28.8
Property, plant and equipment	7.6	52.4
Goodwill	—	5.1
Other intangible assets	1.2	19.2
Other assets	0.2	12.4
Current assets of discontinued operations	$15.9	$149.9

Liabilities
Accounts payable	$1.4	$9.9
Accrued expenses	0.9	18.8
Other liabilities	—	7.1
Current liabilities of discontinued operations	$2.3	$35.8

Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to our Engineered Materials segment for corporate services not expected to continue at the divested business subsequent to closing have not been reflected in the above financial statements of discontinued operations and have been reclassified to income from continuing operations in our accompanying consolidated financial statements for all periods. In addition, divestiture-related costs previously not allocated to our Engineered Materials segment that were incurred as a result of the divestiture of Engineered

Materials have been reflected in the financial results of discontinued operations. As a result, income (loss) from discontinued operations before income taxes of Engineered Materials has been decreased by $1.7 million for the year ended December 31, 2022 and increased $2.4 million, and $3.9 million, respectively, for the years ended December 31, 2021, and 2020 with offsetting changes in corporate expenses of continuing operations.

3.	Acquisitions and Dispositions
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
The acquisition was paid for with $853.9 million in cash, net of cash acquired. We funded the payment with available cash on hand, borrowings under our revolving credit facility and borrowings under new term loan facilities. Additionally, there were $15.0 million of acquisition-related costs recorded during the year ended December 31, 2021, which were expensed when incurred and included in selling, general and administrative expense in the accompanying Consolidated Statement of Operations for the year then ended.

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
In connection with the completion of the transaction, we entered into a limited liability operating agreement (the “Alluxa LLC Agreement”) with respect to the “Alluxa Acquisition Subsidiary” in connection with the rollover transaction with the Alluxa Executives receiving approximately 7% of the equity interests of the Alluxa Acquisition Subsidiary in return for their contribution of the rollover shares of Alluxa. Pursuant to the Alluxa LLC Agreement, each Alluxa Executive has the right to sell to us, and we have the right to purchase from each Alluxa Executive (collectively, the “Put and Call Rights”), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods (although for one Alluxa Executive who transitioned to a consulting role on January 1, 2023, the full amount of his equity interests are subject to the Company’s right to purchase on June 30, 2024, with two-thirds of the equity interests purchasable at the fixed value of the equity interests as set forth in the Alluxa LLC Agreement). The Alluxa LLC Agreement also provides for the purchase by us of all of an Alluxa Executive's equity interests in the Alluxa Acquisition Subsidiary in connection with the termination of employment of the Alluxa Executive under specified circumstances, with payments in certain circumstances to be made in annual installments. In certain cases involving the termination of an Alluxa Executive's employment, the consideration payable to an Alluxa Executive for the purchase of his equity interests is equal to the fixed value set forth in the Alluxa LLC Agreement (an aggregate of $17.85 million for all of the Alluxa Executives). In all other cases, including upon any exercise of the Alluxa Put and Call Rights, the consideration payable under the Alluxa LLC Agreement in connection with any such purchase by us of an Alluxa Executive's equity interests in the Alluxa Acquisition Subsidiary is equal to the greater of the fixed value of the equity interests as set forth in the Alluxa LLC Agreement or a price based upon a multiple of twelve-month adjusted EBITDA based upon certain financial metrics of the Alluxa Acquisition Subsidiary, plus cash and less indebtedness of the Alluxa Acquisition Subsidiary prior to the relevant payment, and subject to certain adjustments dependent upon the circumstances of the purchase and sale.
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
A limited liability company agreement (the "LeanTeq LLC Agreement") entered into with respect to Lunar as part of the LeanTeq acquisition, provided EnPro with the right to buy from each LeanTeq Executive (each a LeanTeq "Call Option”), and each LeanTeq Executive with the right to sell to EnPro (the "Put Option") such LeanTeq Executive's Rollover Equity as follows:
EnPro had the right to buy, and the LeanTeq Executive had the right to sell, such Rollover Equity within 90 days following the third anniversary of the closing and payable in two installments as follows (the "Put/Call Price"):

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
•The remaining half of the price payable for the Rollover Equity is to be equal to an amount that is the higher of the First Exercise Price and a pro rata portion of a multiple of EBITDA of Lunar (on a consolidated basis) during the LTM prior to the first anniversary of the First Measurement Date (the "Second Measurement Date") less Lunar's consolidated net debt in excess of cash as of the Second Measurement Date. The applicable multiple depends on the future LTM EBITDA margin and revenue growth.
•During the fourth quarter of 2022, EnPro acquired all the equity securities of Lunar owned by the LeanTeq Executives for an anticipated $42.8 million and became the sole owner of LeanTeq. As a result of this purchase transaction, $35.0 million of our Redeemable Non-Controlling Interests was reclassified as a liability. We entered into a subsequent agreement with the LeanTeq Executives where we agreed to pay the full Put/Call Price calculated at the First Measurement Date and paid $41.9 million in December 2022, which was the minimum purchase price for these equity securities, of which $7.8 million eliminated our outstanding deferred compensation liability and $34.1 million reduced the liability attributable to the redeemable non-controlling interest acquisition. We anticipate an additional $0.8 million payment in December of 2023 based on Put/Call Price determined at the Second Measurement Date, which is subject to the financial performance of LeanTeq through November 2023. We have recorded this anticipated $0.8 million payment as a liability included in accrued expenses on our consolidated balance sheet as of December 31, 2022.
The fair value of the Alluxa Executives' equity interests and the LeanTeq Executives' Rollover Equity was estimated as of the closing date of those transactions. Due to the presence of the put arrangements and thus that redemption is not solely within our control, the Alluxa Executives' equity interests is, and, prior to December 2022, the LeanTeq Executives' Rollover Equity had been, presented as redeemable non-controlling interests. We initially recognized the amount at fair value, inclusive of the put-call provisions. We adjust the redeemable non-controlling interests when the redemption value exceeds the carrying value with changes recognized as an adjustment to equity.
Sales of $8.6 million and a pre-tax loss of $1.9 million for NxEdge are included in our Consolidated Statement of Operations for the year ended December 31, 2021. Sales of $5.7 million and a pre-tax loss of $6.1 million for Alluxa are included in our Consolidated Statement of Operations for the year ended December 31, 2020. The following unaudited pro forma condensed consolidated financial results of operations for the years ended December 31, 2022, 2021, and 2020 are presented as if these acquisitions had been completed before January 1, 2020:

	2022	2021	2020

Pro forma net sales	$1,099.2	$1,318.2	$1,275.2
Pro forma net income (loss) from continuing operations	16.2	202.4	(19.5)

These amounts have been calculated after applying our accounting policies and adjusting the results of NxEdge and Alluxa to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied prior to January 1, 2020 as well as additional interest expense to reflect financing required, together with the corresponding tax effects. The supplemental pro forma net income for the year ended December 31, 2021 was adjusted to exclude $15.0 million of pre-tax acquisition-related costs. The supplemental pro forma net income for the year ended December 31, 2020 was adjusted to exclude $5.0 million of pre-tax acquisition-related costs. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisitions occurred prior to January 1, 2020, or of future results of the consolidated entities.
Dispositions
On September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and had been included in our Sealing Technologies segment. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statement of Operations.
On December 31, 2020, we sold the shares of Technetics Group UK Limited ("Technetics Group UK"), a manufacturer of elastomeric components primarily for use in the aerospace industry, which had been included in our Sealing Technologies segment, for a nominal cash purchase price. As part of the agreement with the buyer, we delivered to the buyer £148,000 of cash to fund value added tax ("VAT") payments due for VAT liabilities already incurred and £50,000 for working capital. We incurred a loss upon the sale of approximately £976,000 ($1.3 million). Upon the resolution of all remaining open items, we recorded an additional gain of $0.1 million in the first quarter of 2021.
On November 20, 2020, we completed the sale of the Air Springs portion of our heavy-duty trucking business for $23.1 million in cash, net of an estimated working capital adjustment and fees, and a long-term promissory note with a fair-value of $6.4 million (face value of $7.5 million). As part of the agreement with the buyer, we retained the U.S. accounts receivable for the business, which created a large working capital adjustment at closing. The amount of retained accounts receivable in the U.S. was approximately $8.6 million. We recorded a $0.1 million loss on sale of this business, which had been included in our Sealing Technologies segment in the fourth quarter of 2020. Upon the resolution of all remaining open items, we recorded an additional loss of $2.1 million in the first quarter of 2021.
In August of 2020, subsequent to announcing the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands in the second quarter of 2020, we identified a buyer and entered into a definitive agreement to sell the assets related to the businesses. On September 2, 2020, we completed the sale for $8.9 million, net of transaction fees. This transaction resulted in a $3.1 million loss on sale of the business in other income (expense) on our Consolidated Statement of Operations, comprised of a $3.0 million non-cash loss on the sale of assets and a $0.1 million loss on other expenses. Prior to finding a buyer of the brands, we determined the assets were impaired and recorded restructuring and impairment charges of $7.4 million in other operating (income) expense on our Consolidated Statement of Operations. Total losses on the exit of our Motor Wheel® brake drum and Crewson® brake adjuster brands, which had been included in our Sealing Technologies segment, recorded in 2020 were $10.5 million.
In the second quarter of 2020 we entered into an agreement to sell the Lunar® air disc brake business located in both the U.S. and in Shanghai, China. The sale of the U.S. assets of the business closed in the third quarter of 2020 for $0.3 million, resulting in a gain of $0.2 million recorded in other income (expense) on our Consolidated Statement of Operations. The sale of the Lunar® manufacturing facility located in Shanghai, China closed in the fourth quarter of 2020 for $0.9 million, resulting in a loss of $0.1 million. Prior to closing on the sale of the business, we determined the assets to be impaired and recorded a $2.1 million impairment charge, of which $1.6 million was related to impairment of long-lived assets and $0.5 million related to the impairment of inventory. The impairment of long-lived assets was recorded in other operating (income) expense and the impairment of inventory was recorded in cost of sales on our Consolidated Statement of Operations. Total net loss related to the exit of the Lunar® air disc brake business, which had been included in our Sealing Technologies segment, was $1.9 million.
For a further discussion of the impairment charges recorded in connection with the Motor Wheel® brake drum and Crewson® brake adjuster brands and the Lunar® air disc brake business, see Note 4, "Other Income (Expense)".

See Note 2, "Discontinued Operations," for information related to the disposition of our Engineered Materials segment and the Fairbanks Morse division, which comprised the entire Power Systems segment.

4.	Other Income (Expense)
Operating
We incurred $3.0 million, $2.5 million and $30.4 million of restructuring and impairment costs, excluding goodwill impairment, for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 1, "Overview, Basis of Presentation, and Significant Accounting Policies" for information related to a goodwill impairment charge incurred in 2022.
Of the restructuring and impairment costs incurred in 2022 we incurred $1.8 million of restructuring costs related to the reorganization of sites and functions, primarily in the United States and $1.2 million of non-cash impairment charges of long-lived assets. Workforce reductions associated with our restructuring activities totaled 25 administrative and manufacturing positions.
During 2021, we conducted a number of restructuring activities throughout our operations which was mostly comprised of targeted workforce reductions. All costs associated with such initiatives were incurred in 2021. Workforce reductions associated with our restructuring activities totaled 36 administrative and manufacturing positions.
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
In addition to the above mentioned restructuring and impairment charges, we undertook various other smaller restructuring and impairment action in 2020 that resulted in recording $3.3 million of restructuring related to severance and other exit costs and $0.2 million of impairment related to inventory of discontinued product lines.
Workforce reductions in 2020 associated with the aforementioned restructuring actions totaled 101 administrative and manufacturing positions.
Restructuring and impairment costs by reportable segment are as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Sealing Technologies	$0.7	$2.4	$30.3
Advanced Surface Technologies	1.3	—	0.1
Corporate	1.0	0.1	—
	$3.0	$2.5	$30.4
Also included in other operating income (expense) for the year ended December 31, 2022, 2021, and 2020 were $0.1 million, $(0.1) million, and $0.2 million of other costs, respectively.

Non-Operating
During 2022, 2021 and 2020, we recorded expense of $5.1 million, $8.3 million and $36.0 million, respectively, due to environmental reserve increases based on additional information at several specific sites and other ongoing obligations of previously owned businesses. Refer to Note 20, "Commitments and Contingencies - Environmental," for additional information about our environmental liabilities.
We report the service cost component of pension and other postretirement benefits expense in operating income in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in other income (expense). For the years ended December 31, 2022, 2021 and 2020, we reported approximately $3.6 million, $8.5 million and $3.1 million, respectively, of income on the Consolidated Statements of Operations related to the components of net benefit cost other than service cost. Refer to Note 15, "Pensions and Postretirement Benefits," for additional information regarding net benefit costs.
In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued a note between a domestic and foreign entity that was denominated in a foreign currency. As a result, we recorded a $3.8 million loss due to the change in exchange rate in December 2022. In January 2023, we hedged the outstanding notes and expect the future gains or losses to be minimal.
In 2022, we evaluated our outstanding long-term receivable related to anticipated receipts from legacy asbestos insurance claims and adjusted the receivable down by $2.8 million.
In connection with the acquisition of Aseptic in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2022 and 2021 and, accordingly, removed a portion of the liability and receivable. For the year ended December 31, 2022 and 2021, the release of the related liability was recorded as part of our tax expense and we recorded a $0.9 million and $3.0 million expense, respectively, related to the reversal of the receivable in other non-operating income (expense) on our consolidated statement of operations.
In 2021, we recorded a pre-tax gain of $17.5 million primarily related to the sale of our polymer components business unit, which was principally located in Houston, Texas and included in our Sealing Technologies segment. Sales reported for this business included in our net sales for the years ended December 31, 2021 and 2020 were $21.4 million and $26.4 million, respectively.
In 2020, we recorded a pretax loss of $2.7 million related to the sale of several businesses, including the Technetics Group UK Limited business, the Air Springs portion of our heavy-duty trucking business, our Motor Wheel® brake drum and Crewson® brake adjuster brands, and our Lunar ® air disc brake business located in our Sealing Technologies segment. Sales reported for the divested businesses included in our net sales for the year ended December 31, 2020 $110.1 million. For a further discussion on businesses disposed of, see Note 3, "Acquisitions and Dispositions."
Additional disclosures are not presented since the assets, liabilities and results of our disposed operations are not significant to our consolidated financial position or results of operations.

5.	Income Taxes
Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Domestic	$(77.2)	$(1.8)	$(85.9)
Foreign	105.5	67.8	62.4
Total	$28.3	$66.0	$(23.5)

A summary of income tax expense (benefit) from continuing operations in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Current:
Federal	$15.0	$(3.7)	$(15.1)
Foreign	23.2	17.8	21.5
State	0.2	0.1	0.1
	38.4	14.2	6.5
Deferred:
Federal	(8.9)	2.4	(5.1)
Foreign	(6.4)	(6.8)	(2.6)
State	1.3	(1.1)	(1.3)
	(14.0)	(5.5)	(9.0)
Total	$24.4	$8.7	$(2.5)

The GILTI provisions require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. As a result of these provisions, our effective tax rate was increased by 5.2% due to GILTI.

Significant components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$18.5	$22.8
Environmental reserves	10.2	11.4
Accruals and reserves	2.4	2.9
Operating leases	10.8	12.5
Interest	7.1	8.8
Compensation and benefits	8.6	8.9
Inventories	2.9	—
Retained liabilities of previously owned businesses	0.5	0.7
Postretirement benefits other than pensions	0.3	0.3
Other	2.5	—
Gross deferred income tax assets	63.8	68.3
Valuation allowance	(10.7)	(8.9)
Total deferred income tax assets	53.1	59.4
Deferred income tax liabilities:
Depreciation and amortization	(160.6)	(183.7)
Operating leases	(10.8)	(12.5)
Cross currency swap	(2.1)	(2.1)
Inventories	—	(1.8)
Pension obligations	(1.6)	(5.3)
Other	—	(0.6)
Total deferred income tax liabilities	(175.1)	(206.0)
Net deferred income tax liabilities	$(122.0)	$(146.6)

The net deferred income tax liabilities are reflected on a jurisdictional basis as a component of the December 31, 2022 and 2021 Consolidated Balance Sheet line items noted below:

	As of December 31,
	2022	2021
	(in millions)
Other assets (non-current)	$12.8	$17.6
Deferred taxes and non-current income taxes payable	(134.8)	(164.2)
Net deferred income tax liabilities	$(122.0)	$(146.6)

At December 31, 2022, we had $43.9 million of foreign net operating loss carryforwards, of which $36.8 million expire at various dates from 2027 through 2040 if unused, and $7.1 million have an indefinite carryforward period. We also had state net operating loss carryforwards with a tax effect of $3.9 million which expire at various dates from 2024 through 2042. These net operating loss carryforwards may be used to offset a portion of future taxable income and, thereby, reduce or eliminate our state or foreign income taxes otherwise payable.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $225.1 million at December 31, 2021 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Additional undistributed earnings are estimated to be $66.7 million as of December 31, 2022. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2022, we repatriated $298.3 million of earnings from our foreign subsidiaries, resulting in $2.0 million of withholding taxes net of refunds to be received. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

We determined, based on the available evidence, that it is uncertain whether certain entities in various jurisdictions will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of $10.7 million and $8.9 million have been recorded as of December 31, 2022 and 2021, respectively. Valuation allowances recorded relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. In addition, a valuation allowance of $2.0 million has been recorded against $3.2 million of general foreign tax credit carryforwards due to uncertainty around the ability to generate the requisite foreign source income to utilize that portion of the foreign tax credits. Valuation allowances may arise associated with deferred tax assets recorded in purchase accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in purchase accounting reduces income tax expense.
The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
U.S. taxation of foreign profits, net of foreign tax credits	—	(5.6)	(0.5)
Research and employment tax credits	(2.2)	(1.1)	0.3
State and local taxes	1.5	(1.2)	4.0
Foreign tax rate differences	8.4	10.1	(34.2)
Statutory changes in tax rates	(1.1)	0.2	(1.3)
Valuation allowance	8.1	(5.1)	2.1
Changes in uncertain tax positions	(3.4)	(9.4)	(2.3)
Goodwill impairment	48.4	—	—
Nondeductible expenses	2.3	4.1	(7.6)
GILTI and FDII	4.0	(0.4)	25.4
Other items, net	(0.8)	0.8	3.5
Effective income tax rate	86.2%	13.4%	10.4%

The effective tax rate for 2022 was primarily driven by the goodwill impairment not being deductible for tax, the foreign rate differential related to certain foreign earnings that were subject to higher tax rates, and establishing a valuation allowance on certain tax attributes. The effect of these items resulted in a net $19.9 million increase in income tax expense. Additionally, the effective tax rate was increased by GILTI and decreased by the release of uncertain tax positions associated with audit closures and statute expirations, resulting in a net increase to tax expense of $0.5 million.

As of December 31, 2022 and 2021, we had $4.5 million and $5.5 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2022 and 2021, $4.1 million and $5.1 million, respectively, would have an impact on our effective tax rate if ultimately recognized.

We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $1.2 million and $1.5 million accrued for interest and penalties at December 31, 2022 and 2021, respectively. Income tax expense for the year ended December 31, 2022 includes $(0.2) million for interest and penalties related to unrecognized tax benefits. Income tax expense for the years ended December 31, 2021 and 2020 included $(1.7) million and $0.4 million, respectively, for interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2022	2021	2020
Balance at beginning of year	$5.5	$12.2	$10.1
Additions based on tax positions related to the current year	0.2	0.9	1.9
Additions for tax positions of prior years	(0.2)	(0.2)	0.2
Reductions as a result of a lapse in the statute of limitations	(1.0)	(2.9)	—
Reductions as a result of audit/other settlements	—	(4.5)	—
Balance at end of year	$4.5	$5.5	$12.2

U.S. federal income tax returns for tax years 2019 and forward remain open to examination. We and our subsidiaries are also subject to income tax in multiple state, local and foreign jurisdictions. Various state and foreign tax returns are currently under examination. Substantially all significant state, local and foreign income tax returns for the years 2018 and forward are open to examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. In addition, gross unrecognized tax benefits may be reduced by $0.4 million within the next twelve months as the applicable statute of limitation expire.

6.	Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing the income (loss) by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share for calendar years 2022, 2021, and 2020 is as follows (in millions, except per share data):

	2022	2021	2020
Numerator (basic and diluted):
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$6.7	$56.9	$(21.4)
Income from discontinued operations	198.4	121.0	199.0
Net income	$205.1	$177.9	$177.6
Denominator:
Weighted-average shares – basic	20.8	20.6	20.5
Share-based awards	0.1	0.2	—
Weighted-average shares – diluted	20.9	20.8	20.5
Basic earnings (loss) per share:
Continuing operations	$0.32	$2.76	$(1.05)
Discontinued operations	9.54	5.88	9.69
Net income per share	$9.86	$8.64	$8.64
Diluted earnings (loss) per share:
Continuing operations	$0.32	$2.74	$(1.05)
Discontinued operations	9.51	5.83	9.69
Net income per share	$9.83	$8.57	$8.64

In the year ended December 31, 2020 there were losses attributable to continuing operations. As a result of these losses, there were 0.1 million of potentially dilutive shares excluded from the calculation of diluted earnings per share during that year since they were antidilutive.

7.	Inventories

	As of December 31,
	2022	2021
	(in millions)
Finished products	$51.5	$45.0
Work in process	32.7	38.8
Raw materials and supplies	67.7	52.1
Total inventories	151.9	135.9

8.	Property, Plant and Equipment

	As of December 31,
	2022	2021
	(in millions)
Land	$6.7	$6.8
Buildings and improvements	69.0	66.7
Machinery and equipment	232.3	231.5
Construction in progress	23.4	9.5
	331.4	314.5
Less accumulated depreciation	(146.2)	(130.2)
Total	$185.2	$184.3

9.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2022 and 2021 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2020	$297.4	$307.7	$605.1
Foreign currency translation	(4.5)	1.4	(3.1)
Acquisition	—	359.5	359.5
Disposition	(13.5)	—	(13.5)
Goodwill as of December 31, 2021	279.4	668.6	948.0
Foreign currency translation	(2.6)	(10.9)	(13.5)
Acquisition	—	0.5	0.5
Disposition	(6.0)	—	(6.0)
Impairment	—	(65.2)	$(65.2)
Goodwill as of December 31, 2022	$270.8	$593.0	$863.8

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment as of December 31, 2022, 2021 and 2020 and $65.2 million for the Advanced Surface Technologies segment as of December 31, 2022.

Identifiable intangible assets are as follows:

	As of December 31, 2022		As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$484.5	$157.6	$503.4	$132.9
Existing technology	463.7	71.3	464.9	37.3
Trademarks	64.8	24.0	63.9	19.5
Other	36.4	27.3	36.9	17.9
	1,049.4	280.2	1,069.1	207.6
Indefinite-Lived:
Trademarks	30.6	—	32.7	—
Total	$1,080.0	$280.2	$1,101.8	$207.6

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $76.8 million, $44.3 million and $35.6 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2023	$69.7
2024	$69.6
2025	$68.6
2026	$65.1
2027	$64.5

10.	Leases
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

Our building leases have remaining terms up to ten years, some of which contain options to renew up to five years, and some of which contain options to terminate. Some leases contain non-lease components, which may include items such as building common area maintenance, building parking, or general service and maintenance provided for leased assets by the lessor. Our vehicle, equipment, and other leases have remaining lease terms up to four years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

Our right of use assets and liabilities related to operating leases as of December 31, 2022 and December 31, 2021 are as follows:

		As of December 31,
	Balance Sheet Classification	2022	2021
		(in millions)
Right-of-use assets	Other assets	$45.5	$51.7

Current liability	Accrued expenses	$9.2	$9.5
Long-term liability	Other liabilities	38.1	43.9
Total liability		$47.3	$53.4

Approximately 98% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 2% arise from equipment and vehicle leases as of December 31, 2022. As of December 31, 2021, approximately

94% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 6% arise from equipment and vehicle leases.

We entered into additional operating leases, including leases acquired through business acquisitions, and renewed existing leases that resulted in new right-of-use assets totaling $5.7 million and $30.0 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Most of our leases do not provide an implicit rate for calculating the right of use assets and corresponding lease liabilities. Accordingly, we determine the interest rate that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in similar economic environments.

Our lease costs and cash flows for the years ended December 31, 2022 and December 31, 2021 were as follows:

	Year ended
	2022	2021
	(in millions)
Lease costs:
Operating lease costs	$11.0	$7.7
Short-term and variable lease costs	$0.2	$0.2

Cash flows:
Operating cash flows from operating leases	$10.7	$7.5

Our weighted average remaining lease term and discount rates at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	6.6	7.2
Weighted average discount rate	3.5%	3.4%

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2023	$10.7
2024	9.4
2025	7.4
2026	6.5
2027	5.1
Thereafter	13.9
Total lease payments	53.0
Less: interest	(5.7)
Present value of lease liabilities	$47.3

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

11.	Accrued Expenses

	As of December 31,
	2022	2021
	(in millions)
Salaries, wages and employee benefits	$51.6	$50.5
Interest	4.4	4.9
Environmental	10.4	11.0
Income taxes	10.7	9.3
Taxes other than income	4.6	7.0
Operating lease liability	9.2	9.5
Other	29.3	24.3
	$120.2	$116.5

12.	Debt

	As of December 31,
	2022	2021
	(in millions)
Senior notes	$347.2	$346.5
Revolving credit facility	—	175.0
Term loan facilities	442.6	454.6
Other notes payable	0.9	0.5
	790.7	976.6
Less current maturities of long-term debt	15.6	12.7
	$775.1	$963.9

Short-term debt	$—	$149.3
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

Borrowings under the 364-Day Facility bore interest at an annual rate of LIBOR plus 1.50% or base rate plus 0.50%. Initially, borrowings under the Facilities (other than the 364-Day Facility) bore interest at an annual rate of LIBOR plus 1.75% or base rate plus 0.75%, although these interest rates were subject to incremental increase or decrease based on a consolidated total net leverage ratio. On November 8, 2022, we entered into a First Amendment to the Amended Credit Agreement, which replaced the LIBOR-based interest rate option with an option based on Term SOFR ("Secured Overnight Financing Rate") plus

(i) a credit spread adjustment of 0.10% and (ii) 1.75%, again subject to incremental increase or decrease based on a consolidated total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.225%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2022.
The borrowing availability under our Revolving Credit Facility at December 31, 2022 was $389.2 million after giving consideration to $10.8 million of outstanding letters of credit and no outstanding borrowings. The balance of our outstanding Term Loan A-1 Facility, Term Loan A-2 Facility and 364-Day Facility at December 31, 2022 was $137.0 million and $307.1 million, respectively. The 364-Day Facility had no outstanding balance at December 31, 2022.
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
Commencing on October 15, 2021, we may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest. In addition, we may redeem a portion of the aggregate principal amount of the Senior Notes before October 15, 2021 with the net cash proceeds from certain equity offerings at a specified redemption price plus accrued and unpaid interest, if any, to, but not including, the redemption date. Prior to October 15, 2021, we could redeem some or all of the Senior Notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make whole” premium.
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

Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2023	$15.6
2024	137.5
2025	15.9
2026	625.9
2027	0.1
Thereafter	0.1
$795.1

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and Term Loan A-2 Facility. In the Consolidated Balance Sheet as of December 31, 2022, these amounts are shown net of unamortized debt discounts aggregating $4.4 million pursuant to applicable accounting rules.
Debt Issuance Costs
During 2021, we capitalized $4.7 million of debt issuance costs in connection with the Amended Credit Agreement.

13.	Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. In December 2022, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this position to be resolved in 2023. The notional amount of foreign exchange contracts was $103.3 million and $3.3 million at December 31, 2022 and 2021, respectively. All foreign exchange contracts outstanding at December 31, 2022 expired in January of 2023.
The notional amounts of all of our foreign exchange contracts were recorded at their fair market value as of December 31, 2022 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
The Swap matured on September 15, 2022. At settlement, we received $30.8 million in cash, of which $27.4 million represented the fair value of the contracts as of the settlement date and $3.4 million represented interest receivable. Unrealized gains totaling $20.8 million, net of tax, as of the maturity date are included in accumulated other comprehensive income.
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
We have designated the Additional Swap as a qualifying hedging instruments and are accounting for it as a net investment hedge. At December 31, 2022, the fair value of the Additional Swap equaled $8.5 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Additional Swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Additional Swap is effective in hedging the designated risk. Cash flows related to the Additional Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

14.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2022	December 31, 2021
	(in millions)
Assets
Foreign currency derivatives	$8.5	$8.7
Deferred compensation assets	9.8	10.9
	$18.3	$19.6
Liabilities
Deferred compensation liabilities	$10.3	$11.4
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$790.7	$788.8	$976.6	$998.3
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
Our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Effective January 1, 2007, those employees whose defined benefit pension plan benefits were frozen receive an additional 2% company contribution each year. Beginning on August 1, 2016, this additional contribution ceased being provided to future hires at the company, but was retained for those employees already receiving it. We recorded $8.6 million, $8.3 million and $7.5 million in expenses in 2022, 2021 and 2020, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. No contributions were made in 2022 or 2021 and in 2020, we contributed $4.0 million, in cash to our U.S. pension plans. The contribution was made in 2020 in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We do not anticipate making contributions in 2023 to our U.S. defined benefit pension plans and we expect to make total contributions of approximately $0.8 million in 2023 to the foreign pension plans.
The projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $6.1 million and $0.2 million at December 31, 2022, and $13.9 million and $1.0 million at December 31, 2021, respectively. The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $4.3 million and $0.2 million at December 31, 2022, and $10.1 million and $1.0 million at December 31, 2021, respectively.
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
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2022 and 2021.

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$335.7	$350.7	$3.1	$3.8
Service cost	1.2	1.5	—	—
Interest cost	9.8	9.0	—	0.1
Actuarial loss (gain)	(77.6)	(10.7)	(0.4)	(0.6)
Settlements	—	—	—	(0.1)
Benefits paid	(15.9)	(14.4)	(0.3)	(0.3)
Curtailments	(1.0)	—	—	—
Plan combination (acquisitions/divestitures)	(3.9)	—	—	—
Other	(0.7)	(0.4)	—	0.2
Projected benefit obligations at end of year	247.6	335.7	2.4	3.1

Change in Plan Assets	2022	2021
Fair value of plan assets at beginning of year	351.4	353.4
Actual return on plan assets	(81.5)	12.2
Benefits paid	(15.9)	(14.4)
Company contributions	0.2	0.3
Plan combination (acquisitions/divestitures)	(0.8)	—
Other	(0.1)	(0.1)
Fair value of plan assets at end of year	253.3	351.4

Funded Status at End of Year	$5.7	$15.7	$(2.4)	$(3.1)

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$11.7	$28.6	$—	$—
Current liabilities	(0.5)	(0.9)	(0.1)	(0.1)
Long-term liabilities	(5.5)	(12.0)	(2.3)	(3.0)
	$5.7	$15.7	$(2.4)	$(3.1)
Pre-tax charges recognized in accumulated other comprehensive income (loss) as of December 31, 2022 and 2021 consist of:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
	(in millions)
Net actuarial (gain) loss	$59.6	$41.7	$(0.9)	$(0.4)
Prior service cost	0.6	0.9	—	—
	$60.2	$42.6	$(0.9)	$(0.4)
The accumulated benefit obligation for all defined benefit pension plans was $245.9 million and $331.9 million at December 31, 2022 and 2021, respectively. The accumulated postretirement benefit obligation for all other postretirement benefit plans was $2.4 million and $3.1 million at December 31, 2022 and 2021, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension and other non-qualified and postretirement plans for the years ended December 31, 2022, 2021 and 2020.

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
	(in millions)
Net Periodic Benefit Cost
Service cost	$1.2	$1.5	$4.5	$—	$—	$—
Interest cost	9.8	9.0	10.4	—	0.1	0.1
Expected return on plan assets	(13.3)	(18.3)	(18.9)	—	—	—
Amortization of prior service cost	0.2	0.1	0.1	—	—	—
Amortization of net loss	0.5	0.7	5.2	0.1	0.1	0.2
Settlements	—	—	—	—	—	(1.1)
Curtailments	(1.0)	—	0.3	—	—	—
Net periodic benefit cost	(2.6)	(7.0)	1.6	0.1	0.2	(0.8)

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
	(in millions)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	17.2	(4.7)	(7.8)	(0.4)	(0.5)	0.3
Prior service cost	—	0.4	(0.3)	—	—	—
Amortization of net loss	(0.5)	(0.7)	(5.2)	(0.1)	(0.1)	(0.2)
Amortization of prior service cost	(0.2)	(0.1)	(0.1)	—	—	—
Settlements	—	—	—	—	—	1.1
Curtailments	1.0	—	(0.3)	—	—	—
Total recognized in other comprehensive income	17.5	(5.1)	(13.7)	(0.5)	(0.6)	1.2
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$14.9	$(12.1)	$(12.1)	$(0.4)	$(0.4)	$0.4

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Weighted-Average Assumptions Used to Determine Benefit Obligations at December 31
Discount rate	5.625%	3.000%	2.625%	5.625%	3.000%	2.625%
Rate of compensation increase	N/A	N/A	3.0%	N/A	N/A	4.0%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended December 31
Discount rate	3.000%	2.625%	3.375%	3.000%	2.625%	3.375%
Expected long-term return on plan assets	3.9%	5.3%	6.0%	—	—	—
Rate of compensation increase	N/A	3.0%	3.0%	4.0%	4.0%	4.0%
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined with a model that uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 5.6% at December 31, 2022. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2023. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would decrease (increase) pension expense by approximately $0.1 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We use the Pri-2012 base mortality table with the MP-2021 projection scale to value our domestic pension liabilities.

Assumed Health Care Cost Trend Rates at December 31	2022	2021
Health care cost trend rate assumed for next year	7.0%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2028	2027
Plan Assets
The asset allocation for pension plans at the end of 2022 and 2021, and the target allocation for 2023, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2023	2022	2021
Asset Category
Equity securities	20%	22%	22%
Fixed income	80%	78%	78%
	100%	100%	100%
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
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2022 and 2021 are summarized as follows:

	2022	2021
	(in millions)
Mutual funds – U.S. equity	$32.6	$46.2
Mutual funds – international equity	22.3	30.6
Mutual funds - fixed income treasury and money market	197.2	273.5
Cash equivalents	1.2	1.1
	$253.3	$351.4
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following calendar years:

	Pension Benefits	Other Benefits
	(in millions)
2023	$16.3	$0.1
2024	16.8	1.4
2025	17.9	0.1
2026	18.0	0.1
2027	18.4	0.1
Years 2027 – 2031	97.8	0.5

16.	Shareholders' Equity
We have a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $23.4 million, $22.4 million, and $21.7 million were made during the years ended December 31, 2022, 2021, and 2020, respectively.
In February 2023, our board of directors declared a cash dividend of $0.29 per share, commencing with the dividend to be paid on March 15, 2023 to all shareholders of record as of March 1, 2023.
In October 2018, our board of directors authorized a two-year program for expenditures of up to $50.0 million of our outstanding common shares. Prior to the expiration of this authorization in October 2020, we repurchased 0.1 million shares for $5.3 million during 2020.

In October 2022, our board of directors authorized a new two-year program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under the new authorization.
The shares for all repurchase plans are retired upon purchase.

17.	Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive Income (loss) by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2019	9.8	(46.2)	(36.4)
Other comprehensive income before reclassifications	21.5	6.0	27.5
Amounts reclassified from accumulated other comprehensive loss	3.4	3.6	7.0
Net current-period other comprehensive income	24.9	9.6	34.5
Less: other comprehensive income attributable to redeemable non-controlling interests	3.0	—	3.0
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	21.9	9.6	31.5
Balance at December 31, 2020	31.7	(36.6)	(4.9)
Other comprehensive income before reclassifications	2.5	3.8	6.3
Amounts reclassified from accumulated other comprehensive loss	12.9	0.7	13.6
Net current-period other comprehensive income	15.4	4.5	19.9
Less: other comprehensive income attributable to redeemable non-controlling interests	0.4	—	0.4
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	15.0	4.5	19.5
Balance at December 31, 2021	46.7	(32.1)	14.6
Other comprehensive loss before reclassifications	(39.7)	(12.8)	(52.5)
Amounts reclassified from accumulated other comprehensive loss	1.4	(0.2)	1.2
Net current-period other comprehensive income	(38.3)	(13.0)	(51.3)
Less: other comprehensive income attributable to redeemable non-controlling interests	(3.4)	—	(3.4)
Net current-period other comprehensive income (loss) attributable to EnPro Industries, Inc.	(34.9)	(13.0)	(47.9)
Balance at December 31, 2022	$11.8	$(45.1)	$(33.3)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2022	2021	2020
	(in millions)
Pension and other postretirement plans adjustments:
Amortization of actuarial losses	$0.6	$0.8	$5.4	(1)
Amortization of prior service costs	0.2	0.1	0.1	(1)
Curtailments	(1.0)	—	0.3	(1)
Settlements	—	—	(1.1)	(1)
Total before tax	(0.2)	0.9	4.7	Income (loss) from continuing operations before income taxes
Tax benefit	—	(0.2)	(1.1)	Income tax expense
Net of tax	$(0.2)	$0.7	$3.6	Income (loss) from continuing operations
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$1.4	$12.9	$3.4	Other (non-operating) income (expense); Income from discontinued operations, including gain on sale, net of taxes
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
We have equity compensation plans (the “Plans”) that provide for the delivery of shares pursuant to various market and performance-based incentive awards. As of December 31, 2022, there are 1.4 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plans.
The Plans permit awards of restricted share units to be granted to executives and other key employees. Generally, share units awarded prior to February 2020 vest in three years, while those awarded thereafter vest in equal annual increments over three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. As of December 31, 2022, there was $6.8 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average remaining amortization period of 1.8 years.
Under the terms of the Plans, performance share awards were granted to executives and other key employees during 2022, 2021 and 2020. Each grant will vest if EnPro achieves specific financial objectives at the end of each three-year performance period. Additional amounts under these awards are paid out if objectives are exceeded, but some or all the awards may be forfeited if objectives are not met.
Performance shares earned at the end of a performance period, if any, for shares issued prior to 2020 were paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. Performance shares earned at the end of a performance period, if any, for awards granted in 2022, 2021, and 2020, will be paid in cash, less applicable withholding taxes if the employee chooses. Awards are forfeited if a grantee terminates employment, during the performance period, except in the case of retirement.
Compensation expense related to performance share awards payable in stock granted prior to 2020 was computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted prior to 2020 were subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards was computed based upon this grant date fair value using the straight-line method over the applicable performance period.
Compensation expense related to the performance share awards payable in cash granted in 2022, 2021, and 2020 is computed using the fair value of the awards as of December 31, 2022. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation issued for performance share awards is subject to a market conditions based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. Compensation expense for these awards is computed based upon the calculated fair value at the end of the period using the straight-line method over the applicable performance period. The shares will be remeasured and compensation expense will be adjusted based on the current market-based estimate.
The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We issued performance share awards to eligible participants on February 15, 2022 and February 16, 2021,. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Annual expected dividend yield	Risk free interest rate
Shares granted February 15, 2022
EnPro Industries, Inc.	33.1%	1.01%	4.26%
S&P 600 Capital Goods Index	39.43%	n/a	4.26%
Shares granted February 16, 2021
EnPro Industries, Inc.	47.32%	1.40%	0.22%
S&P 600 Capital Goods Index	50.86%	n/a	0.22%

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
As of December 31, 2022 there was $6.2 million of unrecognized compensation cost related to nonvested performance share awards to be paid in cash and is expected to be recognized over a weighted-average vesting period of 1.5 years. All performance share awards payable in stock had vested and been issued prior to calendar 2022.
A summary of award activity under the Plans is as follows:

	Restricted Share Units
	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2021	183,158	70.07
Granted	61,330	107.94
Vested	(79,357)	69.51
Forfeited	(24,634)	74.29
Shares settled for cash	(15,900)	67.90
Nonvested at December 31, 2022	124,597	$88.52

The maximum potential number of shares to be issued at December 31, 2022 is represented by the restricted share units nonvested balance at December 31, 2022. We account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date.

During the first quarter of calendar 2020, 2021 and 2022, the Company granted Performance Shares to certain key employees which are payable in cash after a three-year vesting period. Actual payments to be made to participating employees will be based on an initial target amount, which is adjusted based on the relative three-year performance of Enpro’s share price versus a set of peer companies. Expense related to each grant is recognized on a straight-line basis utilizing the best current estimate of the grant value at maturity. Expense recognized for calendar 2022, 2021 and 2020 was $7.8 million, $6.9 million and $1.7 million, respectively. The total liability related to this Performance Share cash plan was $15.6 million at December 31, 2022, of which $7.5 million is classified as current.
Non-qualified and incentive stock options were granted in 2020, 2021, and 2022. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2022, there was $2.4 million of unrecognized compensation cost related to stock options.
The following table provides certain information with respect to stock options as of December 31, 2022:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $80.00	50,787	31,892	$53.78	7.16
Over $80.00 and under $90.00	69,510	21,689	80.73	8.18
Over $90.00	64,633	3,418	106.47	9.11
Total	184,930	56,999	$82.32	8.23
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

The following assumptions were used to estimate the indicated fair value of the 2022 option awards:

	Grant Date
	February 15, 2022	February 24, 2022
Fair-value at grant date (per share)	$38.86	$39.07

Assumptions:
Average expected term	6 years	6 years
Expected volatility	39.85%	39.88%
Risk-free interest rate	1.99%	1.89%
Expected dividend yield	1.06%	1.05%
The following assumptions were used to estimate the indicated fair value of the 2021 option awards:

	Grant Date
	February 25, 2021	May 4, 2021	May 17, 2021	August 5, 2021	November 26, 2021
Fair-value at grant date (per share)	$27.46	$30.32	$33.53	$29.78	$36.53

Assumptions:
Average expected term	6 years	6 years	6 years	6 years	5.6 years
Expected volatility	40.29%	40.37%	40.46%	40.65%	39.51%
Risk-free interest rate	1.02%	1.05%	1.07%	0.87%	0.42%
Expected dividend yield	1.35%	1.24%	1.14%	1.26%	1.74%
The following assumptions were used to estimate the indicated fair value of the 2020 option awards:

	Grant Date
	February 27, 2020	August 27, 2020
Fair-value at grant date (per share)	$13.64	$18.67

Assumptions:
Average expected term	6 years	6 years
Expected volatility	31.53%	39.51%
Risk-free interest rate	1.17%	0.42%
Expected dividend yield	1.93%	1.74%

A summary of option activity under the Plans as of December 31, 2022, and changes during the year then ended, is presented below:

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2021	155,036	$70.46
Granted	57,018	106.54
Exercised	(17,648)	59.25
Forfeited	(9,476)	76.91
Balance at December 31, 2022	184,930	$82.32

The year-end intrinsic value related to stock options is presented below:

	December 31,
(in millions)	2022	2021	2020
Options outstanding	$4.9	$6.1	$4.0
Options exercisable	$2.4	$1.3	$0.6

We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2022	2021	2020
Compensation expense	$6.0	$5.0	$5.4
Related income tax benefit	$1.6	$1.4	$1.4

Each non-employee director received an annual grant of common stock (or, at the directors election, phantom shares) equal in value to $110,000 in the years ended December 31, 2022, 2021 and 2020. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2022, 2021 and 2020 related to these share and phantom share grants was $1.0 million, $1.0 million and $0.9 million, respectively. No cash payments were used to settle phantom shares in 2022, 2021 or 2020.

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
Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa being subject to reduction for certain types of employment terminations of the sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. This expense will continue to be recognized as compensation expense over the term of the put and call options associated with the acquisitions unless certain employment terminations have occurred. In the fourth quarter of 2022, EnPro acquired all of the LeanTeq non-controlling interests.

Segment operating results and other financial data for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Sales
Sealing Technologies	$624.3	$599.8	$636.7
Advanced Surface Technologies	476.1	247.3	171.2
	1,100.4	847.1	807.9
Intersegment sales	(1.2)	(6.7)	(7.9)
Total sales	$1,099.2	$840.4	$800.0

Adjusted Segment EBITDA
Sealing Technologies	$159.1	$141.9	$131.5
Advanced Surface Technologies	141.5	73.2	47.1
Total Adjusted Segment EBITDA	$300.6	$215.1	$178.6

Reconciliation of Adjusted Segment EBITDA to income (loss) from continuing operations before income taxes
Income (loss) from continuing operations before income taxes	$28.3	$66.0	$(23.5)
Acquisition and divestiture expenses	0.5	0.4	9.6
Non-controlling interest compensation allocation	(0.6)	5.3	2.9
Amortization of fair value adjustment to acquisition date inventory	13.3	9.9	3.0
Restructuring and impairment expense	1.9	2.4	14.3
Depreciation and amortization expense	102.8	63.5	56.5
Corporate expenses	47.0	64.9	41.4
Interest expense, net	33.9	13.7	14.9
Goodwill impairment	65.2	—	—
Other income (expense), net	8.3	(11.0)	59.5
Adjusted Segment EBITDA	$300.6	$215.1	$178.6

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Net Sales by Geographic Area
United States	$687.4	$445.7	$477.7
Europe	139.7	132.7	117.5
Other foreign	272.1	262.0	204.8
Total	$1,099.2	$840.4	$800.0

Net sales are attributed to countries based on location of the customer.

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$41.2	$6.1	$47.3
Chemical and material processing	77.6	—	77.6
Food and pharmaceutical	70.8	—	70.8
General industrial	162.3	28.4	190.7
Medium-duty/heavy-duty truck	191.2	—	191.2
Oil and gas	21.4	5.2	26.6
Power generation	43.1	0.1	43.2
Semiconductors	6.1	430.9	437.0
Other	9.7	5.1	14.8
Total third-party sales	$623.4	$475.8	$1,099.2

	Year Ended December 31, 2021
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$32.1	$9.8	$41.9
Chemical and material processing	72.5	—	72.5
Food and pharmaceutical	65.1	—	65.1
General industrial	161.8	25.7	187.5
Medium-duty/heavy-duty truck	174.3	—	174.3
Oil and gas	19.0	4.6	23.6
Power generation	43.6	0.2	43.8
Semiconductors	14.6	203.6	218.2
Other	10.2	3.3	13.5
Total third-party sales	$593.2	$247.2	$840.4

	Year Ended December 31, 2020
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$35.5	$8.0	$43.5
Chemical and material processing	53.0	—	53.0
Food and pharmaceutical	52.3	—	52.3
General industrial	160.7	2.9	163.6
Medium-duty/heavy-duty truck	241.7	—	241.7
Oil and gas	20.5	2.1	22.6
Power generation	43.6	—	43.6
Semiconductors	14.6	157.1	171.7
Other	7.0	1.0	8.0
Total third-party sales	$628.9	$171.1	$800.0

Sales to one customer of our Sealing Technologies and Advanced Surface Technologies segments represented approximately $296.5 million, $166.4 million, and $132.3 million of our consolidated sales for the years ended December 31, 2022, 2021, and 2020, respectively.

	Years Ended December 31,
	2022	2021	2020
	(in millions)
Capital Expenditures
Sealing Technologies	$8.2	$6.3	$8.0
Advanced Surface Technologies	21.2	8.6	5.3
Corporate	—	—	0.1
Total capital expenditures	$29.4	$14.9	$13.4

Depreciation and Amortization Expense
Sealing Technologies	$26.1	$30.6	$36.5
Advanced Surface Technologies	76.7	32.9	20.0
Corporate	0.3	0.3	0.1
Total depreciation and amortization	$103.1	$63.8	$56.6

	As of December 31,
	2022	2021
	(in millions)
Assets
Sealing Technologies	$689.6	$703.9
Advanced Surface Technologies	1,519.6	1,686.5
Corporate	422.7	434.3
Discontinued Operations	15.9	149.9
	$2,647.8	$2,974.6

Long-Lived Assets
United States	$152.7	$150.6
France	7.4	6.6
Other Europe	0.9	1.4
Other foreign	24.2	25.7
Total	$185.2	$184.3

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

Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 19 sites. At 12 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 1 is a site where we conduct manufacturing operations. Investigations have been completed for 16 sites. At 8 of these sites, remediation systems are operating while at the other 8 sites, our only obligation is to conduct periodic monitoring. Investigations are in progress at 3 sites. An investigation to determine responsibility for environmental conditions is ongoing at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. In general, due to uncertainties regarding, among other factors, changes to operating and monitoring requirements based on the ongoing performance of the remediation system and/or changes to applicable legal and regulatory requirements, we do not consider costs for remediation activities beyond five years to be reasonably estimable. To the extent that capital costs to be incurred more than five years out, such as costs for the construction or decommissioning of remediation systems, can be reasonable estimated such costs are included in our environmental reserves. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of December 31, 2022 and 2021, we had accrued liabilities aggregating $42.1 million and $46.6 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability at December 31, 2022, was $10.4 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro. In September 2022, EnPro paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at December 31, 2022 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.

Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at December 31, 2022 for this site was $12.7 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. As of December 31, 2022, we expect contributions of $3.3 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at December 31, 2022.
In addition to the two sites discussed above, we have additional reserves of $28.7 million, of which $14.6 million pertains to implementing and managing a solution to clean trichloroethylene soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at December 31, 2022.

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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
	(in millions)
Balance at beginning of year	$4.9	$6.7	$10.1
Charges to expense	2.2	0.7	1.4
Settlements made	(1.9)	(2.5)	(4.8)
Balance at end of year	$5.2	$4.9	$6.7

21.	Selected Quarterly Financial Data (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
(in millions, except per share data)	2022	2021	2022	2021	2022	2021	2022	2021
Net sales	$270.1	$199.2	$277.1	$218.8	$280.1	$209.7	$271.9	$212.7
Gross profit	94.7	78.5	112.3	87.2	110.8	83.7	105.5	78.7
Income (loss) from continuing operations	12.2	11.1	26.0	23.4	26.8	24.1	(61.1)	(1.3)
Income from discontinued operations, net of tax	4.9	7.0	8.3	6.0	0.7	3.9	184.5	104.1
Net income	17.1	18.1	34.3	29.4	27.5	28.0	123.4	102.8
Basic earnings (loss) per share:
Continuing operations	$0.57	$0.53	$1.25	1.14	$1.26	1.17	$(2.76)	(0.08)
Discontinued operations	0.24	0.34	0.40	0.29	0.03	0.19	8.87	5.05
Net income per share	$0.81	$0.87	$1.65	1.43	$1.29	1.36	$6.11	4.97
Diluted earnings (loss) per share:
Continuing operations	$0.57	$0.53	$1.25	1.13	$1.26	1.16	$(2.76)	(0.08)
Discontinued operations	0.24	0.34	0.40	0.29	0.03	0.19	8.87	5.05
Net income per share	$0.81	$0.87	$1.65	1.42	$1.29	1.35	$6.11	4.97

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2022, 2021 and 2020
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Charge to Expense	Write-off of Receivables	Other (1)	Balance, End of Year
2022	$2.1	$1.0	$(0.2)	$—	$2.9
2021	$1.8	$0.1	$(0.2)	$0.4	$2.1
2020	$1.5	$0.8	$(0.3)	$(0.2)	$1.8

(1)Consists primarily of the effect of changes in currency rates.

Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Charge to Expense	Divestitures	Other (2)	Balance, End of Year
2022	$8.9	$2.3	$—	$(0.5)	$10.7
2021	$6.6	$2.6	$—	$(0.3)	$8.9
2020	$7.0	$1.1	$(1.7)	$0.2	$6.6

(2)Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.