Form 10-Q
period 2023-03-31
ENPRO INDUSTRIES, INC
filed 2023-05-02
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2023, there were 20,878,123 shares of common stock of the registrant outstanding, which does not include 178,646 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2023 and 2022
(in millions, except per share amounts)

	2023	2022
Net sales	$282.6	$270.1
Cost of sales	166.5	175.4
Gross profit	116.1	94.7
Operating expenses:
Selling, general and administrative	71.5	71.7
Other	0.8	1.3
Total operating expenses	72.3	73.0
Operating income	43.8	21.7
Interest expense	(11.7)	(7.1)
Interest income	3.8	0.2
Other income (expense)	(1.8)	0.6
Income from continuing operations before income taxes	34.1	15.4
Income tax expense	(8.1)	(3.2)
Income from continuing operations	26.0	12.2
Income from discontinued operations, including gain on sale, net of tax	11.4	4.9
Net income	37.4	17.1
Less: net income attributable to redeemable non-controlling interests	—	0.3
Net income attributable to EnPro Industries, Inc.	$37.4	$16.8
Comprehensive income	$44.5	$4.4
Less: comprehensive loss attributable to redeemable non-controlling interests	—	(0.7)
Comprehensive income attributable to EnPro Industries, Inc.	$44.5	$5.1
Income attributable to EnPro Industries, Inc. common shareholders:
Income from continuing operations, net of tax	$26.0	$11.9
Income from discontinued operations, including gain on sale, net of tax	11.4	4.9
Net income attributable to EnPro Industries, Inc.	$37.4	$16.8
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.25	$0.57
Discontinued operations	0.55	0.24
Net income per share	$1.80	$0.81
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.24	$0.57
Discontinued operations	0.55	0.24
Net income per share	$1.79	$0.81
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2023 and 2022
(in millions)

	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$37.4	$17.1
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(11.4)	(4.9)
Taxes related to sale of discontinued operations	(3.5)	—
Depreciation	6.0	6.4
Amortization	17.6	19.6
Deferred income taxes	(0.4)	(0.7)
Stock-based compensation	2.4	1.5
Other non-cash adjustments	1.1	2.2
Change in assets and liabilities, net of effects of divestiture of businesses:
Accounts receivable, net	(11.5)	(11.6)
Inventories	(4.9)	(3.5)
Accounts payable	(4.6)	6.4
Other current assets and liabilities	(0.9)	(7.9)
Other non-current assets and liabilities	(0.9)	2.8
Net cash provided by operating activities of continuing operations	26.4	27.4
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(5.0)	(3.0)
Proceeds from sale of businesses, net	25.3	0.4
Purchase of short-term investments	(35.0)	—
Other	(0.1)	0.1
Net cash used in investing activities of continuing operations	(14.8)	(2.5)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	—	4.5
Repayments of debt	(4.0)	(52.4)
Dividends paid	(6.2)	(5.9)
Other	(1.8)	(6.6)
Net cash used in financing activities of continuing operations	(12.0)	(60.4)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(0.6)	(0.2)
Investing cash flows	—	(1.0)
Net cash used by discontinued operations	(0.6)	(1.2)
Effect of exchange rate changes on cash and cash equivalents	2.7	(8.0)
Net increase (decrease) in cash and cash equivalents	1.7	(44.7)
Cash and cash equivalents at beginning of period	334.4	338.1
Cash and cash equivalents at end of period	$336.1	$293.4

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest, net	$7.0	$0.1
Income taxes, net	$(0.1)	$1.7
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.1	$0.1
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$336.1	$334.4
Short-term investments	35.0	—
Accounts receivable, net	149.4	137.1
Inventories	157.1	151.9
Prepaid expenses and other current assets	37.7	44.9
Current assets of discontinued operation	—	15.9
Total current assets	715.3	684.2
Property, plant and equipment, net	184.7	185.2
Goodwill	866.1	863.8
Other intangible assets, net	783.8	799.8
Other assets	121.6	114.8
Total assets	$2,671.5	$2,647.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$15.6	$15.6
Accounts payable	68.9	73.4
Accrued expenses	115.4	120.2
Current liabilities of discontinued operation	—	2.3
Total current liabilities	199.9	211.5
Long-term debt	771.2	775.1
Deferred taxes and non-current income taxes payable	136.3	136.5
Other liabilities	111.1	111.7
Total liabilities	1,218.5	1,234.8
Commitments and contingencies
Redeemable non-controlling interests	17.9	17.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,055,668 shares in 2023 and 20,996,739 shares in 2022	0.2	0.2
Additional paid-in capital	300.8	299.2
Retained earnings	1,161.5	1,130.2
Accumulated other comprehensive loss	(26.2)	(33.3)
Common stock held in treasury, at cost – 177,868 shares in 2023 and 179,345 shares in 2022	(1.2)	(1.2)
Total shareholders’ equity	1,435.1	1,395.1
Total liabilities and equity	$2,671.5	$2,647.8

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
Over the past several years, we have executed several strategic initiatives to create a portfolio of businesses that offer proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue in markets with favorable secular tailwinds.
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements. The accompanying interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2022 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2022. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2022 included within our annual report on Form 10-K.
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
2.    Discontinued Operations
On January 30, 2023 we completed the sale of Garlock Pipeline Technologies, Inc. ("GPT") for gross proceeds of $31.4 million. We recorded a pre-tax gain on the sale of discontinued operations of $14.6 million in the first quarter of 2023.
The sale of GPT, along with our GGB business that was divested on November 4, 2022 comprised our remaining Engineered Materials segment ("Engineered Materials"). We determined Engineered Materials to be a discontinued operation. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements.

For the three months ended March 31, 2023 and 2022, the results of operations from the discontinued Engineered Materials segment were as follows:

(in millions)	2023	2022
Net sales	$2.0	$58.7
Cost of sales	1.3	37.9
Gross profit	0.7	20.8
Operating expenses:
Selling, general and administrative	0.4	14.0
Other	—	0.1
Total operating expenses	0.4	14.1
Income from discontinued operation before income tax	0.3	6.7
Income tax expense	(0.1)	(1.8)
Income from discontinued operations, net of tax	0.2	4.9
Gain from sale of discontinued operation, net of tax	11.2	—
Income from discontinued operations, including gain on sale, net of tax	$11.4	$4.9
The major classes of assets and liabilities for the discontinued Engineered Materials segment are shown below:

(in millions)	December 31, 2022
Assets:
Accounts receivable	$3.8
Inventories	3.1
Property, plant and equipment	7.6
Intangible assets	1.2
Other assets	0.2
Current assets of discontinued operation	$15.9

Liabilities
Accounts payable	$1.4
Accrued expenses	0.9
Current liabilities of discontinued operation	$2.3
Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to Engineered Materials for corporate services not expected to continue at the divested business subsequent to closing have not been reflected in the above financial statements of discontinued operations and have been reclassified to income from continuing operations in the accompanying consolidated financial statements of the Company for all periods. In addition, divestiture-related costs previously not allocated to Engineered Materials that were incurred as a result of the divestiture of Engineered Materials have been reflected in the financial results of discontinued operations. As a result, income before income taxes of Engineered Materials has been decreased by $0.4 million for the three months ended March 31, 2022, with offsetting changes in corporate expenses of continuing operations.
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

The effective tax rates for the three months ended March 31, 2023 and 2022 were 23.7% and 20.7%, respectively. The effective tax rate for the three months ended March 31, 2023 is primarily driven by higher tax rates in most foreign jurisdictions partially offset by the release of a valuation allowance on certain foreign net operating losses and a tax benefit related to share-based payment awards. The effective tax rate for the three months ended March 31, 2022 is primarily the result of a tax benefit related to share-based payment awards partially offset by higher tax rates in most foreign jurisdictions.
4.    Earnings Per Share

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income from continuing operations	$26.0	$12.2
Less: net income attributable to redeemable non-controlling interests	—	0.3
Income from continuing operations attributable to EnPro Industries, Inc.	26.0	11.9
Income from discontinued operations, net of tax	11.4	4.9
Net income attributable to EnPro Industries, Inc.	$37.4	$16.8
Denominator:
Weighted-average shares – basic	20.8	20.8
Share-based awards	0.1	0.1
Weighted-average shares – diluted	20.9	20.9
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.25	$0.57
Discontinued operations	0.55	0.24
Basic earnings per share attributable to EnPro Industries, Inc.	$1.80	$0.81
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$1.24	$0.57
Discontinued operations	0.55	0.24
Diluted earnings per share attributable to EnPro Industries, Inc.	$1.79	$0.81

5.    Inventories

	March 31, 2023	December 31, 2022
	(in millions)
Finished products	$52.3	$51.5
Work in process	34.8	32.7
Raw materials and supplies	70.0	67.7
Total inventories	$157.1	$151.9

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2023, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2022	$270.8	$593.0	$863.8
Foreign currency translation	2.3	—	2.3
Goodwill as of March 31, 2023	$273.1	$593.0	$866.1

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $65.2 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	March 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$484.8	$163.9	$484.5	$157.6
Existing technology	464.3	80.0	463.7	71.3
Trademarks	64.9	25.5	64.8	24.0
Other	36.4	28.0	36.4	27.3
	1,050.4	297.4	1,049.4	280.2
Indefinite-Lived:
Trademarks	30.8	—	30.6	—
Total	$1,081.2	$297.4	$1,080.0	$280.2
Amortization for the three months ended March 31, 2023 and 2022 were $17.4 million, and $19.5 million, respectively.
7.    Accrued Expenses

	March 31, 2023	December 31, 2022
	(in millions)
Salaries, wages and employee benefits	$40.7	$51.6
Interest	9.3	4.4
Environmental	10.4	10.4
Income taxes	13.8	10.7
Taxes other than income taxes	5.2	4.6
Operating lease liabilities	9.9	9.2
Other	26.1	29.3
	$115.4	$120.2

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of March 31, 2023.
The borrowing availability under our Revolving Credit Facility at March 31, 2023 was $389.2 million after giving consideration to $10.8 million of outstanding letters of credit. The balance of our outstanding Term Loan A-1 Facility and Term Loan A-2 Facility at March 31, 2023 was $134.9 million and $305.3 million respectively.
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
The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further requires us to apply the net cash proceeds of certain asset sales not reinvested in acquisitions, or used to repay or otherwise reduce specified indebtedness within a specified period, in the event of the net proceeds exceeding a specified amount, to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest. This requirement applies to the net cash proceeds received in the divestitures of GGB and GPT and could require us to make such an offer to repurchase the Senior Notes in the first quarter of 2024 to the extent we do not sufficiently invest in acquisitions, assets, property or capital expenditures or repay or otherwise reduce specified indebtedness by then.

9.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the three months ended March 31, 2023 and 2022, are as follows:

	2023	2022
	(in millions)
Service cost	$0.1	$0.4
Interest cost	3.3	2.4
Expected return on plan assets	(3.4)	(3.3)
Amortization of net loss	0.4	0.1
Net periodic benefit cost (benefit)	$0.4	$(0.4)

No contributions were made during the three months ended March 31, 2023 to our U.S. defined benefit pension plans and we do not anticipate making any contributions in 2023.
10.    Shareholders' Equity
Changes in shareholders' equity for the three months ended March 31, 2023 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2022	20.8	$0.2	$299.2	$1,130.2	$(33.3)	$(1.2)	$1,395.1	$17.9
Net income	—	—	—	37.4	—	—	37.4	—
Other comprehensive loss	—	—	—	—	7.1	—	7.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)	—	—	(6.1)	—
Incentive plan activity	0.1	—	1.6	—	—	—	1.6	—
Balance, March 31, 2023	20.9	$0.2	$300.8	$1,161.5	$(26.2)	$(1.2)	$1,435.1	$17.9

Changes in shareholders' equity for the three months ended March 31, 2022 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2021	20.7	$0.2	$303.6	$953.1	$14.6	$(1.2)	$1,270.3	$50.1
Net income	—	—	—	16.8	—	—	16.8	0.3
Other comprehensive loss	—	—	—	—	(11.7)	—	(11.7)	(1.0)
Dividends ($0.28 per share)	—	—	—	(5.9)	—	—	(5.9)	—
Incentive plan activity	0.1	—	(4.1)	—	—	—	(4.1)	—
Other	—	—	0.1	—	—	—	0.1	(0.1)
Balance, March 31, 2022	20.8	$0.2	$299.6	$964.0	$2.9	$(1.2)	$1,265.5	$49.3

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $6.2 million were made during the three months ended March 31, 2023.
In April 2023, our board of directors declared a dividend of $0.29 per share, payable on June 14, 2023, to all shareholders of record as of May 31, 2023.
In October 2022, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization or the prior two-year authorization which expired in October 2022.

In 2023, we changed our performance share awards, granted under our equity compensation plan to executives and other key employees, to be paid in shares of our common stock at the end of the three-year vesting period. Awards issued prior to 2023 will be payable in cash at the end of the vesting period based upon the performance of Enpro’s share price relative to an industry peer group. Compensation expense related to performance shares granted in 2023 is computed using the fair value of the awards on the grant date, which is expensed on a straight-line basis over the three-year vesting period. Compensation expense for awards granted prior to 2023 is computed based upon the current estimate of total projected cash to be paid at vesting.
In February 2023, we issued stock options to certain key executives for 0.1 million common shares with an exercise price of $116.69 per share. The options vest pro-rata on the first, second and third anniversaries of the grant date, subject to continued employment. No options have a term greater than 10 years.
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

The option awards issued in February 2023 had a fair value of $45.13 per share at their grant date. The following assumptions were used to estimate the fair value of the 2023 option awards:

Average expected term	6 years
Expected volatility	39.75%
Risk-free interest rate	4.22%
Expected dividend yield	1.05%
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
Our Sealing Technologies segment designs and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways. These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In all of these industries, performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers processes. Many of our products and solutions are used in highly demanding applications in harsh environments, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know how and enduring reliability, driving aftermarket demand for many of our solutions.
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for the most challenging applications in high growth markets. The segment’s products and solutions are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s solutions include cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. AST designs, manufactures and sells specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive solutions that enable the maintenance of our customers’ processes through an entire life cycle.
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
Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisitions of LeanTeq and Alluxa subject to reduction for certain types of employment terminations of the respective sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisition. This expense is recognized as compensation expense over the term of the respective put and call options unless certain employment terminations occur. The

LeanTeq non-controlling interests were acquired by Enpro in December 2022 and, accordingly, the non-controlling interest compensation for the three months ended March 31, 2023 is attributable solely to the Alluxa rollover equity.
Segment operating results and other financial data for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Sales
Sealing Technologies	$173.3	$153.6
Advanced Surface Technologies	109.4	116.7
	282.7	270.3
Intersegment sales	(0.1)	(0.2)
Total sales	$282.6	$270.1

Adjusted Segment EBITDA
Sealing Technologies	$49.7	$34.3
Advanced Surface Technologies	29.5	34.9
	$79.2	$69.2

Reconciliation of Adjusted Segment EBITDA to income before income taxes
Income from continuing operations before income taxes	$34.1	$15.4
Acquisition and divestiture expenses	—	0.2
Non-controlling interest compensation allocation	0.4	(0.9)
Amortization of fair value adjustment to acquisition date inventory	—	10.3
Restructuring and impairment expense	0.4	0.3
Depreciation and amortization expense	23.5	25.9
Corporate expenses	10.7	12.9
Interest expense, net	7.9	6.9
Other income (expense), net	2.2	(1.8)
Adjusted Segment EBITDA	$79.2	$69.2
Segment assets are as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Sealing Technologies	$708.5	$689.6
Advanced Surface Technologies	1,514.1	1,519.6
Corporate	448.9	422.7
Discontinued operations	—	15.9
	$2,671.5	$2,647.8

Backlog

As of March 31, 2023, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $294.0 million. Approximately 95% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$12.5	$1.6	$14.1
Chemical and material processing	21.6	—	21.6
Food and pharmaceutical	18.7	—	18.7
General industrial	43.9	8.8	52.7
Commercial vehicle	52.4	—	52.4
Oil and gas	5.9	1.6	7.5
Power generation	16.1	—	16.1
Semiconductors	2.2	97.3	99.5
Total third-party sales	$173.3	$109.3	$282.6

	Three Months Ended March 31, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$8.1	$2.0	$10.1
Chemical and material processing	20.3	—	20.3
Food and pharmaceutical	17.6	—	17.6
General industrial	42.9	7.8	50.7
Commercial vehicle	44.8	—	44.8
Oil and gas	5.1	0.6	5.7
Power generation	13.2	0.1	13.3
Semiconductors	1.6	106.0	107.6
Total third-party sales	$153.6	$116.5	$270.1

In 2023, we refined the end market classification of certain sales in the Sealing Technologies segment for the quarter ended March 31, 2022. This refinement resulted in a reduction in sales reported for the quarter ended March 31, 2022 in the general industrial and other and food and pharmaceutical markets by approximately $1.7 million and $1.4 million, respectively. There was an offsetting increase in the power generation and semiconductor markets of $2.8 million and $0.3 million, respectively.
12.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of out regular practice, we have entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled during 2023. The notional amount of foreign exchange contracts was $104.8 million and $103.3 million March 31, 2023 and December 31, 2022 respectively. All foreign exchange contracts outstanding at December 31, 2022 expired in January 2023.
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
In May 2019, we entered into a cross-currency swap agreements (the "Swap") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Additional Swap agreement matures on October 15, 2026.
During the term of the Swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the Swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparty will settle the Swap agreement at its fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the Swap agreement was entered into.
We have designated the Swap as a qualifying hedging instruments and are accounting for it as a net investment hedge. At March 31, 2023, the fair value of the Swap equaled $7.9 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet.The gains and losses resulting from fair value adjustment to the Swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2023	December 31, 2022
	(in millions)
Assets
Short-term investments	35.0	—
Foreign currency derivatives	7.9	8.5
Deferred compensation assets	10.1	9.8
	$53.0	$18.3
Liabilities
Deferred compensation liabilities	$10.5	$10.3
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives and short-term investments are classified as Level 2 since their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates. Our short-term investments represent certificates of deposits acquired in the first quarter of 2023 with a maturity date in July 2023.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$786.8	$782.7	$790.7	$788.8

The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the three months ended March 31, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$11.8	$(45.1)	$(33.3)
Other comprehensive income before reclassifications	6.8		6.8
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	6.8	0.3	7.1
Ending balance	$18.6	$(44.8)	$(26.2)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the three months ended March 31, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$46.7	$(32.1)	$14.6
Other comprehensive loss before reclassifications	(12.8)	—	(12.8)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.1
Net current-period other comprehensive loss	(12.8)	0.1	(12.7)
Less: other comprehensive income attributable to redeemable non-controlling interests	(1.0)	—	(1.0)
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	(11.8)	0.1	(11.7)
Ending balance	$34.9	$(32.0)	$2.9
Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Statement of Operations Caption
	Three Months Ended March 31,
(in millions)	2023	2022
Pension and other postretirement plans adjustments:
Actuarial losses	$0.4	$0.1	Other income (expense)
Total before tax	0.4	0.1	Income before income taxes
Tax benefit	(0.1)	—	Income tax expense
Net of tax	$0.3	$0.1	Net income

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 19 sites. At 9 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. Of these 19 sites, 18 are sites where we or one or more of our subsidiaries formerly conducted business operations but no longer do, and 1 is a site where we conduct manufacturing operations. Investigations have been completed for 16 sites. At 7 of these sites, remediation systems are operating while at the other 9 sites, our only obligation is to conduct periodic monitoring. Investigations are in progress at 3 sites.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of March 31, 2023 and December 31, 2022, we had recorded liabilities aggregating $41.2 million and $42.1 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $10.4 million at March 31, 2023. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro. In September 2022, EnPro paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at March 31, 2023 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at March 31, 2023 for this site was $12.4 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $3.3 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at March 31, 2023.
In addition to the two sites discussed above, we have additional reserves of $28.1 million, of which $14.3 million pertains to implementing and managing a solution to clean trichloroethylene soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at March 31, 2023.
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
Changes in the product warranty liability for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022
	(in millions)
Balance at beginning of year	$5.2	$4.9
Net charges to expense	0.3	0.4
Settlements made	(0.3)	(0.7)
Balance at end of period	$5.2	$4.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2022.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2022, which include:

•economic conditions in the markets served by our businesses and the businesses of our customers, some of which are cyclical and experience periodic downturns;
•the impact of geopolitical activity on those markets, including instabilities associated with the armed conflict in Ukraine and any conflict or threat of conflict that may affect Taiwan;
•uncertainties with respect to the imposition of government embargoes, tariffs and trade protection measures, such as “anti-dumping” duties applicable to classes of products, and import or export licensing requirements, as well as the imposition of trade sanctions against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products or otherwise reduce our sales and harm our business;
•uncertainties with respect to the duration and severity of impacts from the COVID-19 pandemic on our operations, and the operations and businesses of our customers and vendors, including impacts on the general economy and the markets served by our customers, as well as supply chain disruptions and materials cost increases that are not passed along to our customers; uncertainties with respect to prices and availability of raw materials, including as a result of the COVID-19 pandemic or instabilities from geopolitical conflicts;
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
•risks related to the reliance of our Advanced Surface Technologies segment on a small number of significant customers;
•uncertainties with respect to our ability to identify and complete business acquisitions consistent with our strategy and to successfully integrate any businesses that we acquire; and
•uncertainties with respect to the amount of any payments required to satisfy contingent liabilities, including those related to discontinued operations, other divested businesses and discontinued operations of our predecessors, including liabilities for certain products, environmental matters, employee benefit and statutory severance obligations and other matters.

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
Discontinued Operations
On January 30, 2023, we closed on the sale of Garlock Pipeline Technologies, Inc. (GPT). This business, along with our GGB business which was divested on November 4, 2022, comprised our remaining Engineered Materials segment ("Engineered Materials"). Accordingly, we have recast, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements. Furthermore, unless otherwise specified, amounts presented in Management's Discussion and Analysis are for continuing operations only.

Overview
Overview. We are a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, photonics, industrial process, aerospace, food, biopharma, nuclear and life sciences. We have 13 primary manufacturing and service facilities located in 6 countries, including the United States. EnPro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.
Over the past several years, we have executed several strategic initiatives to create a portfolio of businesses that offer proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue in markets with favorable secular tailwinds.
We manage our business as two segments: a Sealing Technologies segment and an Advanced Surface Technologies segment.
Our Sealing Technologies segment designs and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways. These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In all of these industries, performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers processes. Many of our products and solutions are used in highly demanding applications and harsh environments, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know how and enduring reliability, driving aftermarket demand for many of our solutions.
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for the most challenging applications in high growth markets. The segment’s products and solutions are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s solutions include cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. AST designs, manufactures and sells specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive solutions that enable the maintenance of our customers’ processes through an entire life cycle.

Highlights. Financial highlights of our continuing operations for the three months ended March 31, 2023 and 2022 are as follows:

	2023	2022
	(in millions, except per share data)
Net sales	$282.6	$270.1
Income from continuing operations attributable to EnPro Industries, Inc.	$26.0	$11.9
Net income attributable to EnPro Industries, Inc.	$37.4	$16.8
Diluted earnings per share from continuing operations attributable to EnPro Industries, Inc.	$1.24	$0.57
Adjusted income attributable to EnPro Industries, Inc.[1]	$40.7	$32.4
Adjusted diluted earnings per share from attributable to EnPro Industries, Inc.[1]	$1.95	$1.56
Adjusted EBITDA [1]	$68.6	$59.0
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Strong sales results in the first quarter of 2023 were driven by organic growth in our Sealing Technologies segment. Growth in the aerospace, power generation (nuclear), commercial vehicle, general industrial and food and pharma markets, positive mix and strategic pricing initiatives more than offset the current slowdown in semiconductor markets during the first quarter.

Our increased income from continuing operations attributable to EnPro Industries, Inc. and adjusted EBITDA compared to the prior-year period were driven primarily by operating leverage on organic volume growth in the Sealing Technologies segment, and SG&A cost controls, and pricing initiatives to offset inflationary material costs and rising labor expenses.

We are committed to our strategy to create long-term shareholder value through earnings growth, strong free cash flow generation and a balanced capital allocation approach. We will continue to focus our investments on new products, technology innovation, and productivity and continuous improvement initiatives in both of our segments. In connection with our growth strategy, we continue to evaluate acquisition opportunities that fit our strategic frameworks in both segments, based on a consistent criteria that includes compelling margins, leading technology, aftermarket/recurring revenue characteristics and high cash flow return on investment in markets that have secular tailwinds.

Results of Operations

	Three Months Ended March 31,
	2023	2022
	(in millions)
Sales
Sealing Technologies	$173.3	$153.6
Advanced Surface Technologies	109.4	116.7
	282.7	270.3
Intersegment sales	(0.1)	(0.2)
Net sales	$282.6	$270.1

Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$26.0	$11.9

Adjusted Segment EBITDA
Sealing Technologies	$49.7	$34.3
Advanced Surface Technologies	29.5	34.9
Total Adjusted Segment EBITDA	$79.2	$69.2

Reconciliations of Income from continuing operations attributable to EnPro Industries, Inc. to Adjusted Segment EBITDA
Income from continuing operations attributable to EnPro Industries, Inc.	$26.0	$11.9
Plus: net income attributable to redeemable non-controlling interests	—	0.3
Income from continuing operations	26.0	12.2
Income tax expense	(8.1)	(3.2)
Income from continuing operations before income taxes	34.1	15.4
Acquisition and divestiture expenses	—	0.2
Non-controlling interest compensation allocation	0.4	(0.9)
Amortization of the fair value adjustment to acquisition date inventory	—	10.3
Restructuring and impairment costs	0.4	0.3
Depreciation and amortization expense	23.5	25.9
Corporate expenses	10.7	12.9
Interest expense, net	7.9	6.9
Other income (expense), net	2.2	(1.8)
Adjusted Segment EBITDA	$79.2	$69.2
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

Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisitions of LeanTeq and Alluxa that was and is subject to reduction for certain types of employment terminations of the respective sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. This expense is recognized as compensation expense over the term of the respective put and call options unless certain employment terminations occur. The LeanTeq non-controlling interests were acquired by EnPro in December 2022.
Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 with the exception of $0.8 million and $1.3 million, respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the three months ended March 31, 2023 and 2022 includes $0.4 million, and $(1.2) million, respectively, of miscellaneous expenses (income) that are either not associated with a particular segment or not considered part of administering the corporate functions. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Sales of $282.6 million in the first three months of 2023 increased 4.6% from $270.1 million in the first three months of 2022. The following table summarizes the impact of a divestiture and foreign currency on sales by segment:

Sales	Percent Change Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
increase/(decrease)	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.4)%	(1.3)%	6.3%	4.6%
Sealing Technologies	(0.8)%	(1.5)%	15.1%	12.8%
Advanced Surface Technologies	—%	(1.0)%	(5.3)%	(6.3)%

Following is a discussion of operating results for each segment for the first three months of 2023 as compared to the first three months of 2022:

Sealing Technologies. Sales of $173.3 million in the first three months of 2023 reflect a 12.8% increase compared to the $153.6 million reported in the same period of 2022. Excluding the unfavorable foreign exchange translation ($2.2 million) on our sales in the first three months of 2023 and the sales in the first three months of 2022 by the business divested in the fourth quarter of 2022 ($1.1 million), sales were up 15.1% or $23.0 million. The increase in sales was driven by strong demand in the aerospace, general industrial, power generation (nuclear), commercial vehicle and food and pharmaceutical markets, along with the positive impact of strategic pricing initiatives.

Adjusted Segment EBITDA of $49.7 million in the first three months of 2023 increased 44.9% from $34.3 million reported in the first three months of 2022. Segment AEBITDA margins for the segment increased from 22.3% in the first three months of 2022 to 28.7% in the first three months of 2023. Excluding the unfavorable foreign exchange translation ($0.5 million) and the Segment AEBITDA of the business sold in the fourth quarter of 2022 ($0.5 million) from 2022 results, Adjusted Segment EBITDA increased 48.5%, or $16.4 million, to $50.2 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($12.2 million), favorable volume ($7.0 million), and decreased selling, general, and administrative costs ($0.3 million), partially offset by higher material, labor, and overhead costs ($3.1 million).

Advanced Surface Technologies. Sales of $109.4 million in the first three months of 2023 reflect a 6.3% decrease compared to the $116.7 million reported in the same period of 2022. Excluding the unfavorable foreign exchange translation ($1.2 million) from the result of the first three quarters of 2023, sales were down 5.3%, or $6.1 million. This decrease was driven primarily by a near-term slowdown in semiconductor capital equipment spending.

Adjusted Segment EBITDA of $29.5 million in the first three months of 2023 decreased 15.5% from $34.9 million reported in the comparable period of 2022. Segment AEBITDA margins for the segment decreased from 29.9% in the first three months of 2022 to 27.0% in the first three months of 2023. Excluding the unfavorable foreign exchange translation $0.7 million in three months ended March 31, 2023, Adjusted Segment EBITDA decreased $4.7 million, or 13.5%, to $30.2 million. The decrease in Adjusted Segment EBITDA was primarily driven by lower volume and an unfavorable change in mix ($4.6 million) and higher material and labor ($2.3 million) and selling, general, and administrative costs ($1.2 million), partially offset by higher pricing ($3.5 million).

Corporate expenses for the first three months of 2023 decreased $2.2 million as compared to the same period in 2022. The decrease was driven primarily by lower incentive compensation costs ($1.2 million), restructuring costs ($0.6 million), and professional expenses ($0.5 million).

Interest expense, net in the first three months of 2023 increased by $1.0 million from the first three months of 2022 primarily due to a higher weighted average interest rate on borrowings for the first three months of 2023 as compared to the first three months of 2022, offset partially by higher rates earned on invested cash balances.

Other income (expense), net in the first three months of 2023 decreased by $4.0 million as compared to other income reported in the same period of 2022, primarily due to a year-over-year decrease in pension (non-service) income ($1.1 million), increased bank fees and fewer foreign exchange gains in the current period ($1.6 million), and higher environmental charges ($0.4 million) and foreign exchange losses related to the divestiture of GGB ($0.7 million).

The effective tax rates for the three months ended March 31, 2023 and 2022 were 23.7% and 20.7%, respectively. The effective tax rate for the three months ended March 31, 2023 is primarily driven by higher tax rates in most foreign jurisdictions partially offset by the release of a valuation allowance on certain foreign net operating losses and a tax benefit related to share-based payment awards. The effective tax rate for the three months ended March 31, 2022 is primarily the result of a tax benefit related to share-based payment awards partially offset by higher tax rates in most foreign jurisdictions.
Income from continuing operations attributable to EnPro Industries, Inc. was $26.0 million, or $1.24 per share, in the first three months of 2023 compared to $11.9 million, or $0.57 per share, in the first three months of 2022. Earnings per share is expressed on a diluted basis.

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

As of March 31, 2023, we held $176.0 million of cash and cash equivalents in the United States, $160.1 million of cash outside of the United States, and $35.0 million in short-term interest bearing investments which mature in July 2023. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $225.1 million at December 31, 2021 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Additional undistributed earnings are estimated to be $77.3 million as of March 31, 2023. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first three months of 2023 we repatriated $8.8 million which was utilized to paydown our U.S.-based indebtedness and reduce our interest expense. We have targeted the repatriation of an additional $90.0 million by December 31, 2023 for further unscheduled paydowns of our indebtedness. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities of continuing operations provided $26.4 million of cash in the first three months of 2023 and $27.4 million of cash in the first three months of 2022. The year-over-year decrease was primarily driven by a $6.9 million increase in interest payments partially offset by increased profitability.
Investing activities of continuing operations used $14.8 million of cash in the first three months of 2023 compared to $2.5 million of cash used during the first three months of 2022. This decrease is driven by the investment of $35.0 million in short-term interest bearing investments which does not qualify as a cash equivalent, partially offset by $25.3 million in net cash proceeds received from the sale of businesses.

Financing activities of continuing operations used $12.0 million of cash in the first three months of 2023, primarily from $4.0 million in net repayments of debt and $6.2 million used for dividends paid. Financing activities in the first three months of 2022 used $60.4 million, primarily from $5.9 million used for dividends paid and $47.9 million in net repayments of debt.
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

We were in compliance with all of the covenants of the Amended Credit Agreement as of March 31, 2023.
The borrowing availability under our Revolving Credit Facility at March 31, 2023 was $389.2 million after giving consideration to $10.8 million of outstanding letters of credit. The balance of our outstanding Term Loan A-1 Facility and Term Loan A-2 Facility at March 31, 2023 was $134.9 million and $305.3 million, respectively.

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
The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture.The indenture further requires us to apply the net cash proceeds of certain asset sales not reinvested in acquisitions, or used to repay or otherwise reduce specified indebtedness within a specified period, in the event of the net proceeds exceeding a specified amount, to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest. This requirement applies to the net cash proceeds received in the divestitures of GGB and GPT and could require us to make such an offer to repurchase the Senior Notes in the first quarter of 2024 to the extent we do not sufficiently invest in acquisitions, assets, property or capital expenditures or repay or otherwise reduce specified indebtedness by then.

At March 31, 2023, we were in compliance with all of the covenants of the indenture governing the Senior Notes.

Share Repurchase Program. In October 2022, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization or the prior two-year $50.0 million authorization which expired in October 2022.

Critical Accounting Estimates
Please refer to "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the fiscal year ended December 31, 2022, for a discussion of our critical accounting estimates, which is incorporated here by reference.
Contingencies
A description of our contingencies is included in Note 15 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at March 31, 2023 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the three months ended March 31, 2023 were as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
Net sales	$201.6
Gross profit	70.4
Income from continuing operations	5.0
Income from discontinued operations, net of tax	11.4
Net income	$16.4
Net income attributable to EnPro Industries, Inc.	$16.4
Of the $11.4 million reported in income from discontinued operations, net of taxes, $11.2 million related to gain on the sale of discontinued operations recognized by a subsidiary that is guarantor of the Senior Notes and the remaining $0.2 million related to the operations of former subsidiary guarantors of the Senior Notes included in discontinued operations. All discontinued operations were divested by the first quarter of 2023 and are no longer guarantors of the Senior Notes.

The summarized balance sheet at March 31, 2023 was as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$468.7
Non-current assets	1,500.7
Total assets	$1,969.4
LIABILITIES AND EQUITY
Current liabilities	$144.7
Non-current liabilities	1,057.5
Total liabilities	1,202.2
Redeemable non-controlling interests	17.9
Shareholders’ equity	749.3
Total liabilities and equity	$1,969.4
The table above reflects $13.0 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $10.6 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within total current assets and liabilities.
The summarized results of operations for the year ended December 31, 2022 were as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
Net sales	$797.8
Gross profit	257.7
Loss from continuing operations	(84.8)
Income from discontinued operations, net of taxes	60.2
Net loss	$(24.6)
Net loss attributable to Enpro Industries, Inc	$(21.8)

Of the $60.2 million reported in income from discontinued operations, net of taxes, $53.1 million related to gain on the sale of discontinued operations recognized by a subsidiary that is guarantor of the Senior Notes and the remaining $7.1 million related to the operations of former subsidiary guarantors of the Senior Notes included in discontinued operations. All discontinued operations were divested by the first quarter of 2023 and are no longer guarantors of the Senior Notes.

The summarized balance sheet at December 31, 2022 was as follows:

(Stated in Millions of Dollars)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$454.5
Non-current assets	1,517.3
Total assets	$1,971.8
LIABILITIES AND EQUITY
Current liabilities	$158.5
Non-current liabilities	1,067.6
Total liabilities	1,226.1
Redeemable non-controlling interests	17.9
Shareholders’ equity	727.8
Total liabilities and equity	$1,971.8

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

The following presents a reconciliation of (i) income from continuing operations attributable to EnPro Industries, Inc., net of tax to adjusted net income attributable to EnPro Industries, Inc. and adjusted diluted earnings per share and (ii) income from continuing operations attributable to EnPro Industries, Inc., net of tax to adjusted EBITDA for the three months ended March 31, 2023 and 2022. The adjustments in the table below relate solely to expenses attributable to EnPro Industries, Inc. and have been adjusted to remove any amounts attributable to non-controlling interests.

Reconciliation of Income from Continuing Operations Attributable to EnPro Industries, Inc., Net of Tax to Adjusted Income from Continuing Operations Attributable to EnPro Industries, Inc. and Adjusted Diluted Earnings Per Share

In Millions, Except Per Share Amounts	Three Months Ended March 31,
	2023				2022
	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$26.0	20.9	$1.24		$11.9	20.9	$0.57
Net income from redeemable non-controlling interests	—				0.3
Income tax expense	8.1				3.2
Income from continuing operations before income taxes	34.1				15.4

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	—				0.6
Non-controlling interest compensation allocations[2]	0.3				(0.9)
Amortization of acquisition-related intangible assets	17.2				18.9
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	0.8				1.3
Amortization of the fair value adjustment to acquisition date inventory	—				10.2
Adjustments from other non-operating expense:
Environmental reserve adjustment	0.1				(0.3)
Costs associated with previously disposed businesses	0.2				0.2
Pension income (non-service cost)	0.4				(0.8)
Foreign exchange losses related to the divestiture of a discontinued operation[3]	0.7				—
Other adjustments:
Other[4]	0.4				0.2
Adjusted income from continuing operations before income taxes	54.2				44.8
Adjusted income tax expense[5]	(13.5)				(12.1)
Net income from redeemable non-controlling interests	—				(0.3)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$40.7	20.9	$1.95	1	$32.4	20.9	$1.56	1
1 Adjusted diluted earnings per share attributable to EnPro Industries, Inc. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

2 Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisitions of LeanTeq and Alluxa that is subject to reduction for certain types of employment terminations of the LeanTeq and Alluxa sellers and is directly related to the terms of the respective acquisitions. This expense is recognized as compensation expense over the term of the respective put and call options unless certain employment terminations occur. The LeanTeq non-controlling interests were acquired by EnPro in December 2022.

3 In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that was denominated in a foreign currency. As a result of this note, we recorded a loss due to the change in exchange rate during the first quarter of 2023. In January 2023, we hedged the outstanding notes and expect future gains or losses to be minimal.

4 Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statements of operations.

5 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0% in 2023 and 27.0% rate in 2022.
Reconciliation of Income from Continuing Operations Attributable to EnPro Industries, Inc., Net of Tax to Adjusted EBITDA

In Millions
	Three Months Ended
	March 31,
	2023	2022
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$26.0	$11.9
Net income attributable to redeemable non-controlling interests	—	0.3
Income from continuing operations	26.0	12.2

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	7.9	6.9
Income tax expense	8.1	3.2
Depreciation and amortization expense	23.6	26.1
Restructuring and impairment expense	0.8	1.3
Environmental reserve adjustments	0.1	(0.3)
Costs associated with previously disposed businesses	0.2	0.2
Acquisition and divestiture expenses	—	0.6
Pension income (non-service cost)	0.4	(0.8)
Non-controlling interest compensation allocation[1]	0.4	(0.9)
Amortization of the fair value adjustment to acquisition date inventory	—	10.3
Foreign exchange losses related to the divestiture of a discontinued operation[2]	0.7	—
Other	0.4	0.2
Adjusted EBITDA	$68.6	$59.0
1 Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisitions of LeanTeq and Alluxa that is subject to reduction for certain types of employment terminations of the LeanTeq and Alluxa sellers and is directly related to the terms of the respective acquisitions. This expense is recognized as compensation expense over the term of the respective put and call options unless certain employment terminations occur. The LeanTeq non-controlling interests were acquired by EnPro in December 2022.
2 In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that was denominated in a foreign currency. As a result of this note, we recorded a loss due to the change in exchange rate during the first quarter of 2023. In January 2023, we hedged the outstanding notes and expect future gains or losses to be minimal.

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the Indenture.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2022.

Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. We regularly enter into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled during 2023. The notional amount of foreign exchange contracts was $104.8 million and $103.3 million March 31, 2023 and December 31, 2022 respectively. All foreign exchange contracts outstanding at December 31, 2022 expired in January of 2023.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2023.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2023	—		—		—	$50,000,000	(1)
February 1 - February 28, 2023	—		—		—	$50,000,000	(1)
March 1 - March 31, 2023	164	(2)	$99.58	(2)	—	$50,000,000	(1)
Total	164	(2)	$99.58	(2)	—	$50,000,000	(1)
(1)In October 2022, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.

(2)In March 2023, a total of 164 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 89 shares were valued at a price of $95.94 per share, the closing trading price of our common stock on March 15, 2023, and 75 of these shares were valued at a price of $103.89 per share, the closing trading price of our common stock on March 31, 2023. Accordingly, the total 164 shares were valued at a weighted average price of $99.58. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
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

2.3
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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 2nd day of May, 2023.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer