Form 10-Q
period 2023-06-30
ENPRO INDUSTRIES, INC
filed 2023-08-09
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2023, there were 20,903,982 shares of common stock of the registrant outstanding, which does not include 178,408 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2023 and 2022
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$276.9	$277.1	$559.5	$547.2
Cost of sales	162.1	164.8	328.6	340.2
Gross profit	114.8	112.3	230.9	207.0
Operating expenses:
Selling, general and administrative	73.2	67.6	144.7	139.3
Goodwill impairment	60.8	—	60.8	—
Other	0.2	0.9	1.0	2.2
Total operating expenses	134.2	68.5	206.5	141.5
Operating income (loss)	(19.4)	43.8	24.4	65.5
Interest expense	(12.4)	(7.7)	(24.1)	(14.8)
Interest income	3.8	—	7.6	0.2
Other expense	(0.6)	(2.6)	(2.4)	(2.0)
Income (loss) from continuing operations before income taxes	(28.6)	33.5	5.5	48.9
Income tax benefit (expense)	5.8	(7.5)	(2.3)	(10.7)
Income (loss) from continuing operations	(22.8)	26.0	3.2	38.2
Income from discontinued operations, including gain on sale, net of tax	—	8.3	11.4	13.2
Net income (loss)	(22.8)	34.3	14.6	51.4
Less: net income (loss) attributable to redeemable non-controlling interests	(4.2)	(0.1)	(4.2)	0.2
Net income (loss) attributable to EnPro Industries, Inc.	$(18.6)	$34.4	$18.8	$51.2
Comprehensive income	$(17.7)	$18.3	$26.8	$22.6
Less: comprehensive loss attributable to redeemable non-controlling interests	(4.2)	(1.2)	(4.2)	(2.0)
Comprehensive income attributable to EnPro Industries, Inc.	$(13.5)	$19.5	$31.0	$24.6
Income attributable to EnPro Industries, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$(18.6)	$26.1	$7.4	$38.0
Income from discontinued operations, including gain on sale, net of tax	—	8.3	11.4	13.2
Net income (loss) attributable to EnPro Industries, Inc.	$(18.6)	$34.4	$18.8	$51.2
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(0.89)	$1.27	$0.35	$1.83
Discontinued operations	—	0.40	0.55	0.63
Net income (loss) per share	$(0.89)	$1.67	$0.90	$2.46
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(0.89)	$1.25	$0.35	$1.82
Discontinued operations	—	0.40	0.55	0.63
Net income (loss) per share	$(0.89)	$1.65	$0.90	$2.45

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2023 and 2022
(in millions)

	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$14.6	$51.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(11.4)	(13.2)
Taxes related to sale of discontinued operations	(3.3)	—
Depreciation	12.3	13.1
Amortization	35.1	39.1
Goodwill impairment	60.8	—
Deferred income taxes	(0.9)	(0.8)
Stock-based compensation	5.4	3.1
Other non-cash adjustments	2.2	6.9
Change in assets and liabilities, net of effects of divestiture of businesses:
Accounts receivable, net	0.9	(8.4)
Inventories	(0.1)	(11.2)
Accounts payable	(10.9)	8.0
Other current assets and liabilities	(24.8)	(30.2)
Other non-current assets and liabilities	(1.4)	5.2
Net cash provided by operating activities of continuing operations	78.5	63.0
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(11.9)	(6.9)
Proceeds from sale of businesses, net	25.7	0.4
Purchase of short-term investments	(35.8)	—
Acquisitions	—	2.9
Other	0.4	—
Net cash used in investing activities of continuing operations	(21.6)	(3.6)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	—	26.6
Repayments of debt	(7.9)	(162.5)
Dividends paid	(12.2)	(11.7)
Other	(1.8)	(6.8)
Net cash used in financing activities of continuing operations	(21.9)	(154.4)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(0.6)	4.0
Investing cash flows	—	(1.8)
Net cash provided by (used by) discontinued operations	(0.6)	2.2
Effect of exchange rate changes on cash and cash equivalents	6.1	(23.2)
Net increase (decrease) in cash and cash equivalents	40.5	(116.0)
Cash and cash equivalents at beginning of period	334.4	338.1
Cash and cash equivalents at end of period	$374.9	$222.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$23.3	$13.4
Income taxes, net	$13.6	$26.1
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.7	$0.1
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$374.9	$334.4
Short-term investments	35.8	—
Accounts receivable, net	136.9	137.1
Inventories	152.7	151.9
Prepaid expenses and other current assets	54.4	44.9
Current assets of discontinued operation	—	15.9
Total current assets	754.7	684.2
Property, plant and equipment, net	185.6	185.2
Goodwill	807.9	863.8
Other intangible assets, net	767.9	799.8
Other assets	117.0	114.8
Total assets	$2,633.1	$2,647.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$15.6	$15.6
Accounts payable	63.3	73.4
Accrued expenses	108.2	120.2
Current liabilities of discontinued operation	—	2.3
Total current liabilities	187.1	211.5
Long-term debt	767.6	775.1
Deferred taxes and non-current income taxes payable	135.8	136.5
Other liabilities	110.3	111.7
Total liabilities	1,200.8	1,234.8
Commitments and contingencies
Redeemable non-controlling interests	17.9	17.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,081,414 shares in 2023 and 20,996,739 shares in 2022	0.2	0.2
Additional paid-in capital	299.7	299.2
Retained earnings	1,136.8	1,130.2
Accumulated other comprehensive loss	(21.1)	(33.3)
Common stock held in treasury, at cost – 177,704 shares in 2023 and 179,345 shares in 2022	(1.2)	(1.2)
Total shareholders’ equity	1,414.4	1,395.1
Total liabilities and equity	$2,633.1	$2,647.8

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview and Basis of Presentation
Overview
EnPro Industries, Inc. (“we,” “us,” “our,” “EnPro,” or the “Company”) is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, photonics, industrial process, aerospace, food, biopharmaceuticals and life sciences. EnPro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.
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
In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Semiconductor and Alluxa reporting units, which comprise our entire Advanced Surface Technologies segment, to be a triggering event for an interim goodwill impairment test and, as a result, we performed an assessment for each of these reporting units.
We determined the book value of our Alluxa reporting unit exceeded its fair value as of June 30, 2023 and, as a result, we impaired the $60.8 million of goodwill that has been allocated to Alluxa since December 31, 2022. After this full impairment, our Consolidated Balance Sheet as of June 30, 2023 reflects no goodwill related to Alluxa.
The fair value of our Semiconductor reporting unit, which has allocated goodwill of $532.2 million as of our interim testing date of June 30, 2023, exceeded its carrying value by approximately 10%. If the annual growth rates in our projected revenues over each of the next four years were 1% lower than currently projected, we estimate the fair value of the Semiconductor reporting unit would exceed its carrying value by approximately 8%.
A change in assumptions used in the testing of the Semiconductor reporting unit's goodwill for impairment, such as an increase in the discount rate, inability to meet the projections used in the test, or a decline in market multiples could result in the Semiconductor reporting unit’s fair value dropping below the carrying value of its assets, resulting in impairment. We will continue to monitor the performance of our Semiconductor reporting unit in relation to the June 30, 2023 projections and perform an interim assessment if we determine a triggering event has occurred.
We will conduct our annual goodwill impairment assessment of all reporting units with goodwill as of November 1, 2023, unless facts and circumstances arise prior to then that triggers another interim assessment.
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

2.    Discontinued Operations
On January 30, 2023, we completed the sale of Garlock Pipeline Technologies, Inc. ("GPT") for gross proceeds of $31.4 million. We recorded a pre-tax gain on the sale of discontinued operations of $14.6 million in the first quarter of 2023.
GPT, along with our GGB business that we divested on November 4, 2022, comprised our remaining Engineered Materials segment ("Engineered Materials"). We determined Engineered Materials to be a discontinued operation. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements.
For the quarter ended June 30, 2022 and the six months ended June 30, 2023 and 2022, the results of operations from the discontinued Engineered Materials segment were as follows:

(in millions)	Quarter Ended June 30,	Six Months Ended June 30,
	2022	2023	2022
Net sales	$56.1	$2.0	$114.8
Cost of sales	36.3	1.3	74.2
Gross profit	19.8	0.7	40.6
Operating expenses:
Selling, general and administrative	12.3	0.4	26.3
Other	0.1	—	0.2
Total operating expenses	12.4	0.4	26.5
Income from discontinued operation before income tax	7.4	0.3	14.1
Income tax expense	0.9	(0.1)	(0.9)
Income from discontinued operations, net of tax	$8.3	0.2	13.2
Gain from sale of discontinued operation, net of tax	$—	11.2	—
Income from discontinued operations, including gain on sale, net of tax	$8.3	$11.4	$13.2
The major classes of assets and liabilities for the discontinued Engineered Materials segment are shown below:

(in millions)	December 31, 2022
Assets:
Accounts receivable	$3.8
Inventories	3.1
Property, plant and equipment	7.6
Intangible assets	1.2
Other assets	0.2
Current assets of discontinued operation	$15.9

Liabilities
Accounts payable	$1.4
Accrued expenses	0.9
Current liabilities of discontinued operation	$2.3
Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to Engineered Materials for corporate services not expected to continue at the divested business subsequent to closing have not been reflected in the above financial statements of discontinued operations and have been reclassified to income from continuing operations in the accompanying consolidated financial statements of the Company for all periods. In addition, divestiture-related costs previously not allocated to Engineered Materials that were incurred as a result of the divestiture of Engineered Materials have been reflected in the financial results of discontinued operations. As a result, income before income taxes of Engineered

Materials has been decreased by $0.1 million and $0.5 million for the quarter and six months ended June 30, 2022, respectively, with offsetting decreases in corporate expenses of continuing operations.
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

The effective tax rates for the quarters ended June 30, 2023 and 2022 were a benefit of 20.0% and an expense of 22.6%, respectively. The lower effective tax rate for the quarter ended June 30, 2023 is primarily driven by impairment of non-deductible tax goodwill and higher tax rates in most foreign jurisdictions.

The effective tax rates for the six months ended June 30, 2023 and 2022 were 43.0% and 22.0%, respectively. The higher effective tax rate for the six months ended June 30, 2023 is primarily driven by impairment of non-deductible tax goodwill and higher tax rates in most foreign jurisdictions partially offset by the release of a valuation allowance on certain foreign net operating losses and a tax benefit related to share-based payment awards. The effective tax rate for the six months ended June 30, 2022 is primarily the result of a legal entity conversion in Taiwan, an intercompany sale of assets, and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions.
4.    Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income (loss) from continuing operations	$(22.8)	$26.0	$3.2	$38.2
Less: net income (loss) attributable to redeemable non-controlling interests	(4.2)	(0.1)	(4.2)	0.2
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	(18.6)	26.1	7.4	38.0
Income from discontinued operations, net of tax	—	8.3	11.4	13.2
Net income (loss) attributable to EnPro Industries, Inc.	$(18.6)	$34.4	$18.8	$51.2
Denominator:
Weighted-average shares – basic	20.9	20.8	20.9	20.8
Share-based awards	—	—	—	0.1
Weighted-average shares – diluted	20.9	20.8	20.9	20.9
Basic earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(0.89)	$1.27	$0.35	$1.83
Discontinued operations	—	0.40	0.55	0.63
Basic earnings (loss) per share attributable to EnPro Industries, Inc.	$(0.89)	$1.67	$0.90	$2.46
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.:
Continuing operations	$(0.89)	$1.25	$0.35	$1.82
Discontinued operations	—	0.40	0.55	0.63
Diluted earnings (loss) per share attributable to EnPro Industries, Inc.	$(0.89)	$1.65	$0.90	$2.45

5.    Inventories

	June 30, 2023	December 31, 2022
	(in millions)
Finished products	$53.9	$51.5
Work in process	33.2	32.7
Raw materials and supplies	65.6	67.7
Total inventories	$152.7	$151.9

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2023, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2022	$270.8	$593.0	$863.8
Impairment	—	(60.8)	(60.8)
Foreign currency translation	4.9	—	4.9
Goodwill as of June 30, 2023	$275.7	$532.2	$807.9

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	June 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$486.3	$171.2	$484.5	$157.6
Existing technology	465.2	88.9	463.7	71.3
Trademarks	64.9	26.8	64.8	24.0
Other	34.6	27.0	36.4	27.3
	1,051.0	313.9	1,049.4	280.2
Indefinite-Lived:
Trademarks	30.8	—	30.6	—
Total	$1,081.8	$313.9	$1,080.0	$280.2
Amortization for the quarters and six months ended June 30, 2023 and 2022 were $17.3 million, $19.2 million, $34.7 million, and $38.7 million, respectively.

7.    Accrued Expenses

	June 30, 2023	December 31, 2022
	(in millions)
Salaries, wages and employee benefits	$42.9	$51.6
Interest	4.3	4.4
Environmental	10.4	10.4
Income taxes	10.7	10.7
Taxes other than income taxes	6.0	4.6
Operating lease liabilities	9.7	9.2
Other	24.2	29.3
	$108.2	$120.2

8.     Long-Term Debt
Senior Secured Credit Facilities
On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company and our subsidiary, EnPro Holdings Inc. ("EnPro Holdings"), as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
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

The Term Loan A-1 Facility amortized on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility amortizes on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility did not amortize and was repaid in full in the third quarter of 2022. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales, casualty or condemnation events and non-permitted debt issuances.

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of June 30, 2023.
The borrowing availability under our Revolving Credit Facility at June 30, 2023 was $390.0 million after giving consideration to $10.0 million of outstanding letters of credit. The balance of our outstanding Term Loan A-1 Facility and Term Loan A-2 Facility at June 30, 2023 was $133.1 million and $303.2 million respectively.
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
The indenture governing the Senior Notes includes covenants that restrict our ability to engage in certain activities, including incurring additional indebtedness, paying dividends and repurchasing shares of our common stock, subject in each case to specified exceptions and qualifications set forth in the indenture. The indenture further requires us to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest, in the event that the net cash proceeds of certain asset sales are not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount. This requirement applies to the net cash proceeds received in the divestitures of GGB and GPT and could require us to make such an offer to repurchase the Senior Notes in the first quarter of 2024 to the extent we do not sufficiently invest in acquisitions, assets, property or capital expenditures or repay or otherwise reduce specified indebtedness by then.
See Note 16 "Subsequent Event" for a discussion related to a waiver under the Amended Credit Agreement and related prepayment of the Term Loan A-1 Facility on July 26, 2023.

9.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the quarters and six months ended June 30, 2023 and 2022, are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$0.2	$0.3	$0.3	$0.7
Interest cost	3.5	2.5	6.8	4.9
Expected return on plan assets	(3.5)	(3.3)	(6.9)	(6.6)
Amortization of net loss	0.4	0.2	0.8	0.3
Net periodic benefit cost (benefit)	$0.6	$(0.3)	$1.0	$(0.7)

A $5.5 million contribution was made in July 2023 to our U.S. defined benefit pension plans. We do not anticipate making any further contributions to our U.S. defined benefit pension plans in calendar year 2023.

10.    Shareholders' Equity
Changes in shareholders' equity for the six months ended June 30, 2023 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2022	20.8	$0.2	$299.2	$1,130.2	$(33.3)	$(1.2)	$1,395.1	$17.9
Net income	—	—	—	37.4	—	—	37.4	—
Other comprehensive income	—	—	—	—	7.1	—	7.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)	—	—	(6.1)	—
Incentive plan activity	0.1	—	1.6	—	—	—	1.6	—
Balance, March 31, 2023	20.9	$0.2	$300.8	$1,161.5	$(26.2)	$(1.2)	$1,435.1	$17.9
Net loss	—	—	—	(18.6)	—	—	(18.6)	(4.2)
Other comprehensive income	—	—	—	—	5.1	—	5.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)		—	(6.1)	—
Incentive plan activity	—	—	3.1	—	—	—	3.1	—
Other	—	—	(4.2)	—	—	—	(4.2)	4.2
Balance, June 30, 2023	20.9	$0.2	$299.7	$1,136.8	$(21.1)	$(1.2)	$1,414.4	$17.9

Changes in shareholders' equity for the six months ended June 30, 2022 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2021	20.7	$0.2	$303.6	$953.1	$14.6	$(1.2)	$1,270.3	$50.1
Net income	—	—	—	16.8	—	—	16.8	0.3
Other comprehensive loss	—	—	—	—	(11.7)	—	(11.7)	(1.0)
Dividends ($0.28 per share)	—	—	—	(5.9)	—	—	(5.9)	—
Incentive plan activity	0.1	—	(4.1)	—	—	—	(4.1)	—
Other	—	—	0.1	—	—	—	0.1	(0.1)
Balance, March 31, 2022	20.8	$0.2	$299.6	$964.0	$2.9	$(1.2)	$1,265.5	$49.3
Net income (loss)	—	—	—	34.4	—	—	34.4	(0.1)
Other comprehensive loss	—	—	—	—	(14.9)	—	(14.9)	(1.1)
Dividends ($0.28 per share)	—	—	—	(5.9)		—	(5.9)	—
Incentive plan activity	—	—	1.4	—	—	—	1.4	—
Balance, June 30, 2022	20.8	$0.2	$301.0	$992.5	$(12.0)	$(1.2)	$1,280.5	$48.1

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $12.2 million were made during the six months ended June 30, 2023.
In August 2023, our board of directors declared a dividend of $0.29 per share, payable on September 13, 2023, to all shareholders of record as of August 30, 2023.
In October 2022, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization or the prior two-year authorization which expired in October 2022.

In 2023, we changed our performance share awards, granted under our equity compensation plan to executives and other key employees, to be paid in shares of our common stock at the end of the three-year vesting period. Awards issued prior to 2023 will be payable in cash at the end of the vesting period based upon the performance of EnPro’s share price relative to an industry peer group. Compensation expense related to performance shares granted in 2023 is computed using the fair value of the awards on the grant date, which is expensed on a straight-line basis over the three-year vesting period. Compensation expense for awards granted prior to 2023 is computed based upon the current estimate of total projected cash to be paid at vesting and the portion of the vesting period that has elapsed.
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
Our Sealing Technologies segment designs and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways. These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In all of these industries, performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers' processes. Many of our products and solutions are used in highly demanding applications in harsh environments, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know how and enduring reliability, driving aftermarket demand for many of our solutions.
Our Advanced Surface Technologies ("AST") segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high growth markets. The segment’s products and solutions are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s solutions include cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. AST designs, manufactures and sells specialized optical filters and proprietary thin-film coatings for challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive solutions that enable the maintenance of our customers’ processes through an entire life cycle.
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
Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisitions of LeanTeq and Alluxa subject to reduction for certain types of employment terminations of the respective sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisition. This expense is recognized as compensation expense over the term of the respective put and call options unless certain employment terminations occur. The LeanTeq non-controlling interests were acquired by EnPro in December 2022 and, accordingly, the non-controlling interest compensation for the quarters and six months ended June 30, 2023 is attributable solely to the Alluxa rollover equity.

Segment operating results and other financial data for the quarters and six months ended June 30, 2023 and 2022 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Sales
Sealing Technologies	$176.7	$155.9	$350.0	$309.5
Advanced Surface Technologies	100.3	121.5	209.7	238.2
	277.0	277.4	559.7	547.7
Intersegment sales	(0.1)	(0.3)	(0.2)	(0.5)
Total sales	$276.9	$277.1	$559.5	$547.2

Adjusted Segment EBITDA
Sealing Technologies	$56.2	$44.1	$105.9	$78.4
Advanced Surface Technologies	24.1	37.8	53.6	72.7
	$80.3	$81.9	$159.5	$151.1

Reconciliation of Adjusted Segment EBITDA to income (loss) from continuing operations before income taxes
Income (loss) from continuing operations before income taxes	$(28.6)	$33.5	$5.5	$48.9
Acquisition and divestiture expenses	—	0.3	—	0.4
Non-controlling interest compensation allocation	(0.7)	1.4	(0.3)	0.5
Amortization of fair value adjustment to acquisition date inventory	—	1.0	—	11.3
Restructuring and impairment expense	0.3	0.8	0.7	1.1
Depreciation and amortization expense	23.8	26.1	47.3	52.1
Corporate expenses	15.0	9.4	25.7	22.3
Interest expense, net	8.6	7.7	16.5	14.6
Goodwill impairment	60.8	—	60.8	—
Other expense (income), net	1.1	1.7	3.3	(0.1)
Adjusted Segment EBITDA	$80.3	$81.9	$159.5	$151.1
Segment assets are as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Sealing Technologies	$706.4	$689.6
Advanced Surface Technologies	1,426.5	1,519.6
Corporate	500.2	422.7
Discontinued operations	—	15.9
	$2,633.1	$2,647.8

Backlog

As of June 30, 2023, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $270.0 million. Approximately 95% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and six months ended June 30, 2023 and 2022:

	Quarter Ended June 30, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$13.7	$2.4	$16.1
Chemical and material processing	22.9	—	22.9
Food and pharmaceutical	16.2	—	16.2
General industrial	44.3	6.0	50.3
Commercial vehicle	53.3	—	53.3
Oil and gas	4.7	2.9	7.6
Power generation	19.5	—	19.5
Semiconductors	2.1	88.9	91.0
Total third-party sales	$176.7	$100.2	$276.9

	Quarter Ended June 30, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$10.7	$1.1	$11.8
Chemical and material processing	19.7	—	19.7
Food and pharmaceutical	17.1	—	17.1
General industrial	43.1	9.1	52.2
Commercial vehicle	43.4	—	43.4
Oil and gas	5.5	1.1	6.6
Power generation	14.6	—	14.6
Semiconductors	1.4	110.3	111.7
Total third-party sales	$155.5	$121.6	$277.1

	Six Months Ended June 30, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$26.2	$4.0	$30.2
Chemical and material processing	44.5	—	44.5
Food and pharmaceutical	34.9	—	34.9
General industrial	88.2	14.8	103.0
Commercial vehicle	105.7	—	105.7
Oil and gas	10.6	4.5	15.1
Power generation	35.6	—	35.6
Semiconductors	4.3	186.2	190.5
Total third-party sales	$350.0	$209.5	$559.5

	Six Months Ended June 30, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$18.8	$3.1	$21.9
Chemical and material processing	40.0	—	40.0
Food and pharmaceutical	34.7	—	34.7
General industrial	86.0	16.9	102.9
Commercial vehicle	88.2	—	88.2
Oil and gas	10.6	1.7	12.3
Power generation	27.8	0.1	27.9
Semiconductors	3.0	216.3	219.3
Total third-party sales	$309.1	$238.1	$547.2

In 2023, we refined the end market classification of certain sales in the Sealing Technologies segment for the quarter and six months ended June 30, 2022. This refinement resulted in a reduction in sales reported for the quarter ended June 30, 2022 in the general industrial and other and food and pharmaceutical markets by approximately $0.9 million and $1.4 million, respectively. There was an offsetting increase in the power generation and semiconductor markets of $2.1 million and $0.2 million, respectively. This refinement resulted in a reduction in sales reported for the six months ended June 30, 2022 in the general industrial and other and food and pharmaceutical markets by approximately $2.6 million and $2.8 million, respectively with an offsetting increase in the power generation and semiconductor markets of $4.9 million and $0.5 million, respectively.
12.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we have entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled by June 30, 2024. The notional amount of foreign exchange contracts was $103.8 million and $103.3 million at June 30, 2023 and December 31, 2022 respectively. All other foreign exchange contracts outstanding at December 31, 2022 expired in January 2023.
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
In May 2019, we entered into cross-currency swap agreements (the "Swap") with an aggregate notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Swap matures on October 15, 2026.
During the term of the Swap, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the Swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparty will settle the Swap at its fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the Swap was entered into.
We have designated the Swap as a qualifying hedging instruments and are accounting for it as a net investment hedge. At June 30, 2023, the fair value of the Swap equaled $5.5 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet.The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2023	December 31, 2022
	(in millions)
Assets
Short-term investments	$35.8	$—
Foreign currency derivatives	5.5	8.5
Deferred compensation assets	10.8	9.8
	$52.1	$18.3
Liabilities
Deferred compensation liabilities	$11.5	$10.3
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives and short-term investments are classified as Level 2 since their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates. Our short-term investments represent certificates of deposits acquired in the first six months of 2023 with a maturity date in July 2023.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$783.2	$777.5	$790.7	$788.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$18.6	$(44.8)	$(26.2)
Other comprehensive income before reclassifications	4.8	—	4.8
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	4.8	0.3	5.1
Ending balance	$23.4	$(44.5)	$(21.1)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$34.9	$(32.0)	$2.9
Other comprehensive loss before reclassifications	(16.1)	—	(16.1)
Amounts reclassified from accumulated other comprehensive income	—	0.1	0.1
Net current-period other comprehensive loss	(16.1)	0.1	(16.0)
Less: other comprehensive income attributable to redeemable non-controlling interests	(1.1)	—	(1.1)
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	(15.0)	0.1	(14.9)
Ending balance	$19.9	$(31.9)	$(12.0)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$11.8	$(45.1)	$(33.3)
Other comprehensive income before reclassifications	11.6	—	11.6
Amounts reclassified from accumulated other comprehensive loss	—	0.6	0.6
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	11.6	0.6	12.2
Ending balance	$23.4	$(44.5)	$(21.1)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$46.7	$(32.1)	$14.6
Other comprehensive loss before reclassifications	(29.0)	—	(29.0)
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.2
Net current-period other comprehensive loss	(29.0)	0.2	(28.8)
Less: other comprehensive income attributable to redeemable non-controlling interests	(2.2)	—	(2.2)
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	(26.8)	0.2	(26.6)
Ending balance	$19.9	$(31.9)	$(12.0)

Reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Pension and other postretirement plans adjustments:
Actuarial gains	$0.4	$0.2	$0.8	$0.3	Other expense
Total before tax	0.4	0.2	0.8	0.3	Income before income taxes
Tax expense	(0.1)	(0.1)	(0.2)	(0.1)	Income tax benefit (expense)
Net of tax	$0.3	$0.1	$0.6	$0.2	Net income
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 18 sites. At 9 of these sites, the future cost per site for us or our subsidiary is expected to exceed $100,000. We do not conduct manufacturing operations at any of these sites. At all 18 sites, one or more of our subsidiaries formerly conducted business operations but no longer do. Among these 18 sites, investigations have been completed for 15 sites and are in progress at 3 sites. Among the 15 sites where investigations have been completed, 7 sites have remediation systems that are operating and our only obligation at the other 8 sites is to conduct periodic monitoring. In addition to the 18 sites referenced above, the United States Environmental Protection Agency has provided us notice that EnPro has potential responsibility at 1 additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting EPA's response.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of June 30, 2023 and December 31, 2022, we had recorded liabilities aggregating $40.2 million and $42.1 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $10.4 million at June 30, 2023. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.

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
Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 18 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of EnPro Holdings when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro. In September 2022, EnPro paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at June 30, 2023 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at June 30, 2023 for this site was $12.2 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $3.2 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at June 30, 2023.
In addition to the two sites discussed above, we have additional reserves of $27.4 million, of which $14.1 million pertains to implementing and managing a solution to clean trichloroethylene soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at June 30, 2023.
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
Changes in the product warranty liability for the six months ended June 30, 2023 and 2022 are as follows:

	2023	2022
	(in millions)
Balance at beginning of year	$5.2	$4.9
Net charges to expense	1.0	0.7
Settlements made	(0.9)	(0.5)
Balance at end of period	$5.3	$5.1

16.    Subsequent Event
On July 21, 2023, we entered into a waiver agreement under the Amended Credit Agreement that waived the requirement to prepay the Facilities with remaining excess net cash proceeds related to the sale of GGB and GPT that had not been reinvested in operating assets within 365 days from the date of the sale. In conjunction with this waiver, on July 26, 2023, EnPro voluntarily prepaid all outstanding borrowings and accrued and unpaid interest under the Term Loan A-1 Facility (a remaining principal balance of $133.1 million and accrued interest of $0.6 million).
The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest, in the event that the net cash proceeds of certain asset sales are not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount. After taking into account the repayment of borrowings under the Term Loan A-1 Facility noted above and forecasted capital expenditures, approximately $47 million of the excess net cash proceeds related to the sales of GGB and GPT will remain uninvested at January 28, 2024, the date by which excess cash proceeds from such sales must be reinvested in acquisitions or capital expenditures or applied to reduce specified indebtedness to avoid the indenture requirement to make such an offer to repurchase Senior Notes. If we do not effect sufficient reinvestments by that date, we intend to use these excess proceeds to further reduce specified indebtedness to satisfy the requirement under the Senior Notes indenture.
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
•uncertainties with respect to prices and availability of raw materials, including as a result of instabilities from geopolitical conflicts;
•uncertainties with respect to our ability to achieve anticipated growth within the semiconductor, life sciences, and other technology-enabled markets, including uncertainties with respect to receipt of CHIPS Act support;
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

We caution investors not to place undue reliance on our forward-looking statements, which speak only as of the date on which such statements were made.
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
Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted net income attributable to EnPro Industries, Inc., adjusted diluted earnings per share attributable to EnPro Industries, Inc., adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "— Results of Operations" and "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures"
We believe non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, these non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, the non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.
Discontinued Operations
On January 30, 2023, we closed on the sale of Garlock Pipeline Technologies, Inc. ("GPT"). This business, along with our GGB business which was divested on November 4, 2022, comprised our remaining Engineered Materials segment ("Engineered Materials"). Accordingly, we have recast, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements. Furthermore, unless otherwise specified, amounts presented in Management's Discussion and Analysis are for continuing operations only.

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
Our Sealing Technologies segment designs and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets, dynamic seals, compression packing, resilient metal seals, elastomeric seals, custom-engineered mechanical seals for applications in the aerospace industry and other markets, hydraulic components, expansion joints, sanitary gaskets, hoses and fittings for the hygienic process industries, fluid transfer products for the pharmaceutical and biopharmaceutical industries, and heavy-duty commercial vehicle parts used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways. These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, heavy-duty trucking, aerospace, medical, filtration and semiconductor fabrication. In all of these industries, performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers' processes. Many of our products and solutions are used in highly demanding applications and harsh environments, e.g., where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, and/or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know how and enduring reliability, driving aftermarket demand for many of our solutions.
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high growth markets. The segment’s products and solutions are used in highly demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. The segment’s solutions include cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. AST designs, manufactures and sells specialized optical filters and proprietary thin-film coatings for challenging applications in the industrial technology, life sciences, and semiconductor markets and complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry and for critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive solutions that enable the maintenance of our customers’ processes through an entire life cycle.
Highlights. Financial highlights of our continuing operations for the quarters and six months ended June 30, 2023 and 2022 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net sales	$276.9	$277.1	$559.5	$547.2
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$(18.6)	$26.1	$7.4	$38.0
Net income (loss) attributable to EnPro Industries, Inc.	$(18.6)	$34.4	$18.8	$51.2
Diluted earnings (loss) per share from continuing operations attributable to EnPro Industries, Inc.	$(0.89)	$1.25	$0.35	$1.82
Adjusted income attributable to EnPro Industries, Inc.[1]	$38.2	$42.7	$79.0	$75.1
Adjusted diluted earnings per share from attributable to EnPro Industries, Inc.[1]	$1.83	$2.05	$3.77	$3.60
Adjusted EBITDA [1]	$64.9	$73.7	$133.4	$132.6
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Strong sales results in 2023 were driven by organic growth in our Sealing Technologies segment. Growth in the aerospace, power generation (nuclear), and commercial vehicle markets and strategic pricing initiatives more than offset the current slowdown in semiconductor markets during the year.

Our increased income from continuing operations attributable to EnPro Industries, Inc. (excluding the impact of the goodwill impairment recognized during the second quarter of 2023) and adjusted EBITDA compared to the prior-year period were driven primarily by operating leverage on organic volume growth in the Sealing Technologies segment, selling, general, and administrative cost controls, and pricing initiatives to offset inflationary material costs and rising labor expenses.

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

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Sales
Sealing Technologies	$176.7	$155.9	$350.0	$309.5
Advanced Surface Technologies	100.3	121.5	209.7	238.2
	277.0	277.4	559.7	547.7
Intersegment sales	(0.1)	(0.3)	(0.2)	(0.5)
Net sales	$276.9	$277.1	$559.5	$547.2

Income (loss) from continuing operations attributable to EnPro Industries, Inc.	$(18.6)	$26.1	$7.4	$38.0

Adjusted Segment EBITDA
Sealing Technologies	$56.2	$44.1	$105.9	$78.4
Advanced Surface Technologies	24.1	37.8	53.6	72.7
Total Adjusted Segment EBITDA	$80.3	$81.9	$159.5	$151.1

Reconciliations of Income (Loss) from continuing operations attributable to EnPro Industries, Inc. to Adjusted Segment EBITDA
Income (loss) from continuing operations attributable to EnPro Industries, Inc.	(18.6)	26.1	$7.4	$38.0
Plus: net income (loss) attributable to redeemable non-controlling interests	(4.2)	(0.1)	(4.2)	0.2
Income (loss) from continuing operations	(22.8)	26.0	3.2	38.2
Income tax benefit (expense)	5.8	(7.5)	(2.3)	(10.7)
Income (loss) from continuing operations before income taxes	(28.6)	33.5	5.5	48.9
Acquisition and divestiture expenses	—	0.3	—	0.4
Non-controlling interest compensation allocation	(0.7)	1.4	(0.3)	0.5
Amortization of the fair value adjustment to acquisition date inventory	—	1.0	—	11.3
Restructuring and impairment costs	0.3	0.8	0.7	1.1
Depreciation and amortization expense	23.8	26.1	47.3	52.1
Corporate expenses	15.0	9.4	25.7	22.3
Interest expense, net	8.6	7.7	16.5	14.6
Goodwill impairment	60.8	—	60.8	—
Other expense (income), net	1.1	1.7	3.3	(0.1)
Adjusted Segment EBITDA	$80.3	$81.9	$159.5	$151.1
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

Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisitions of LeanTeq and Alluxa that was and is subject to reduction for certain types of employment terminations of the respective sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. This expense is recognized as compensation expense over the term of the respective put and call options unless certain employment terminations occur. The LeanTeq non-controlling interests were acquired by EnPro in December 2022 and, accordingly, the non-controlling interest compensation for the quarter and six months ended June 30, 2023 is attributable solely to the Alluxa rollover equity.
Other expense (income), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the quarters and six months ended June 30, 2023 and 2022 with the exception of $0.2 million, $0.9 million, $1.0 million, and $2.2 million, respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the quarters and six months ended June 30, 2023 and 2022 includes $0.5 million, $(0.9) million, $0.9 million, and $(2.1) million, respectively, of miscellaneous expenses (income) that are either not associated with a particular segment or not considered part of administering the corporate functions. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Second Quarter of 2023 Compared to the Second Quarter of 2022
Sales of $276.9 million in the second quarter of 2023 decreased 0.1% from $277.1 million in the second quarter of 2022. The following table summarizes the impact of a divestiture and foreign currency on sales by segment:

Sales	Percent Change Second Quarter June 30, 2023 vs. Second Quarter June 30, 2022
increase/(decrease)	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.5)%	—%	0.4%	(0.1)%
Sealing Technologies	(0.9)%	0.3%	13.9%	13.3%
Advanced Surface Technologies	—%	(0.4)%	(17.0)%	(17.4)%

Following is a discussion of operating results for each segment for the second quarter of 2023 as compared to the second quarter of 2022:

Sealing Technologies. Sales of $176.7 in the second quarter of 2023 reflect a 13.3% increase compared to the $155.9 million reported in the same period of 2022. Excluding the favorable foreign exchange translation ($0.5 million) on our sales in the second quarter of 2023 and the sales in the second quarter of 2022 by the business divested in the fourth quarter of 2022 ($1.2 million), sales were up 13.9% or $21.5 million. The increase in sales was driven by strong demand in the aerospace, power generation (nuclear), and commercial vehicle, along with the positive impact of strategic pricing initiatives.

Adjusted Segment EBITDA of $56.2 million in the second quarter of 2023 increased 27.4% from $44.1 million reported in the second quarter of 2022. Segment AEBITDA margins for the segment increased from 28.3% in the second quarter of 2022 to 31.8% in the second quarter of 2023. Excluding the favorable foreign exchange translation($0.2 million) and the Segment AEBITDA of the business sold in the fourth quarter of 2022 ($0.6 million) from 2022 results, Adjusted Segment EBITDA increased 28.7%, or $12.5 million, to $56.0 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($13.0 million) and favorable volume net of mix ($4.0 million), partially offset by increased selling, general, and administrative costs ($1.7 million) and higher material, labor, and overhead costs ($2.6 million).

Advanced Surface Technologies. Sales of $100.3 million in the second quarter of 2023 reflect a 17.4% decrease compared to the $121.5 million reported in the same period of 2022. Excluding the unfavorable foreign exchange translation ($0.6 million) from the result of the second quarter of 2023, sales were down 17.0%, or $20.6 million. This decrease was driven primarily by the current slowdown in semiconductor capital equipment spending.

Adjusted Segment EBITDA of $24.1 million in the second quarter of 2023 decreased 36.2% from $37.8 million reported in the comparable period of 2022. Segment AEBITDA margins for the segment decreased from 31.1% in the second quarter of

2022 to 24.0% in the second quarter 2023. Excluding the unfavorable foreign exchange translation $0.2 million in the second quarter ended June 30, 2023, Adjusted Segment EBITDA decreased $13.5 million, or 35.7%, to $24.3 million. The decrease in Adjusted Segment EBITDA was primarily driven by lower volume and an unfavorable change in mix ($15.1 million), higher labor and overhead costs ($1.3 million) and increased talent acquisition costs to support anticipated growth ($0.9 million), partially offset by higher pricing ($3.8 million).

Corporate expenses for the second quarter of 2023 increased $5.6 million as compared to the same period in 2022. The increase was driven primarily by an increase in incentive compensation expense resulting from strong share price performance during the quarter ended June 2023 ($7.0 million), offset partially by decreased professional and medical expenses ($0.9 million) and lower information technology related costs ($0.2 million).

Interest expense, net in the second quarter of 2023 increased by $0.9 million from the second quarter of 2022 primarily due to higher interest rates on variable debt and interest credits earned on the $200 million notional swap until settlement in September of 2022. This was partially offset by an increase in interest income resulting from significantly higher interest rates on higher cash and short-term investment balances.

Other expense (income), net in the second quarter of 2023 decreased by $0.6 million as compared to other income reported in the same period of 2022, primarily due to an asbestos receivable write-down in the prior year quarter ($2.8 million), decreased costs related to previously disposed of businesses ($0.3 million), lower bank related costs ($0.2 million) and a decrease in warranty costs related to a disposed product line ($0.7 million), partially offset by increased pension expense from non-service costs ($1.0 million) and decreased year-over-year foreign exchange gains ($2.4 million).

The effective tax rates for the quarters ended June 30, 2023 and 2022 were a benefit of 20.0% and an expense of 22.6%, respectively. The lower effective tax rate for the three months ended June 30, 2023 is primarily driven by impairment of non-deductible tax goodwill and higher tax rates in most foreign jurisdictions. The effective tax rate for the three months ended June 30, 2022 is primarily the result of a legal entity conversion in Taiwan, an intercompany sale of assets and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions.
Income (loss) from continuing operations attributable to EnPro Industries, Inc. was $(18.6) million, or $(0.89) per share, in the second quarter of 2023 compared to income of $26.1 million, or $1.25 per share, in the second quarter of 2022. Earnings per share is expressed on a diluted basis.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Sales of $559.5 million in the first six months of 2023 increased 2.2% from $547.2 million in the first six months of 2022. The following table summarizes the impact of a divestiture and foreign currency on sales by segment:

Sales	Percent Change Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
increase/(decrease)	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.5)%	(0.6)%	3.3%	2.2%
Sealing Technologies	(0.9)%	(0.5)%	14.5%	13.1%
Advanced Surface Technologies	—%	(0.8)%	(11.3)%	(12.1)%

Following is a discussion of operating results for each segment for the first six months of 2023 as compared to the first six months of 2022:

Sealing Technologies. Sales of $350.0 million in the first six months of 2023 reflect a 13.1% increase compared to the $309.5 million reported in the same period of 2022. Excluding the unfavorable foreign exchange translation ($1.7 million) on our sales in the first six months of 2023 and the sales in the first six months of 2022 by the business divested in the fourth quarter of 2022 ($2.3 million), sales were up 14.5% or $44.5 million. The increase in sales was driven by strong demand in the aerospace, power generation (nuclear), and commercial vehicle markets, along with the positive impact of strategic pricing initiatives.

Adjusted Segment EBITDA of $105.9 million in the first six months of 2023 increased 35.1% from $78.4 million reported in the first six months of 2022. Segment AEBITDA margins for the segment increased from 25.3% in the first six months of 2022 to 30.3% in the first six months of 2023. Excluding the unfavorable foreign exchange translation ($0.4 million) and the Segment AEBITDA of the business sold in the fourth quarter of 2022 ($1.1 million) from 2022 results, Adjusted

Segment EBITDA increased 37.5%, or $29.0 million, to $106.3 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($25.2 million) and favorable volume net of mix ($10.9 million), partially offset by increased selling, general, and administrative costs ($1.4 million) and higher material, labor, and overhead costs ($5.7 million).

Advanced Surface Technologies. Sales of $209.7 million in the first six months of 2023 reflect a 12.1% decrease compared to the $238.2 million reported in the same period of 2022. Excluding the unfavorable foreign exchange translation ($1.8 million) from the results of the first six months of 2023, sales were down 11.3%, or $26.7 million. This decrease was driven primarily by the current slowdown in semiconductor capital equipment spending.

Adjusted Segment EBITDA of $53.6 million in the first six months of 2023 decreased 26.3% from $72.7 million reported in the comparable period of 2022. Segment AEBITDA margins for the segment decreased from 30.5% in the first six months of 2022 to 25.6% in the first six months of 2023. Excluding the unfavorable foreign exchange translation $1.0 million in the six months ended June 30, 2023, Adjusted Segment EBITDA decreased $18.1 million, or 24.9%, to $54.6 million. The decrease in Adjusted Segment EBITDA was primarily driven by lower volume and an unfavorable change in mix ($19.7 million), increased talent acquisition costs to support anticipated growth ($2.1 million) and higher material, labor, and overhead costs ($3.6 million), partially offset by higher pricing ($7.3 million).

Corporate expenses for the first six months of 2023 increased $3.4 million as compared to the same period in 2022. The increase was driven primarily by higher incentive compensation expense due to the strong share price performance for the six months ended June 2023 ($5.9 million), partially offset by lower professional and consulting expenses ($1.4 million) and lower restructuring and acquisition related costs ($1.3 million).

Interest expense, net in the first six months of 2023 increased by $1.9 million from the first six months of 2022 primarily due to increased interest rates on variable rate debt and interest credits earned on the $200 million notional swap until settlement in September of 2022. This was partially offset by an increase in interest income resulting from significantly higher interest rates earned on higher cash and short term investment balances.

Other expense (income), net in the first six months of 2023 increased by $3.4 million as compared to other income reported in the same period of 2022, primarily due to increased foreign exchange losses ($4.5 million), increased pension expense from non-service costs ($2.1 million), foreign exchange losses related to an intercompany note denominated in Euros ($0.9 million), and increased environmental costs ($0.4 million), partially offset by an asbestos receivable write-down in the prior-year period ($2.8 million), decreased bank related costs ($0.4 million), decreased costs related to previously disposed of businesses ($0.2 million) and a decrease in warranty costs related to a disposed product line ($0.8 million).

The effective tax rates for the six months ended June 30, 2023 and 2022 were 43.0% and 22.0%, respectively. The higher effective tax rate for the six months ended June 30, 2023 is primarily driven by impairment of non-deductible tax goodwill and higher tax rates in most foreign jurisdictions partially offset by the release of a valuation allowance on certain foreign net operating losses and a tax benefit related to share-based payment awards. The effective tax rate for the six months ended June 30, 2022 is primarily the result of a legal entity conversion in Taiwan, an intercompany sale of assets and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions.
Income from continuing operations attributable to EnPro Industries, Inc. was $7.4 million, or $0.35 per share, in the first six months of 2023 compared to $38.0 million, or $1.82 per share, in the first six months of 2022. Earnings per share is expressed on a diluted basis.

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

As of June 30, 2023, we held $222.5 million of cash and cash equivalents in the United States, $152.4 million of cash outside of the United States, and $35.0 million in short-term interest bearing investments which mature in July 2023. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $225.1 million at December 31, 2021 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Additional undistributed earnings are estimated to be $77.3 million as of June 30, 2023. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first six months of 2023 we repatriated $29.5 million which was utilized to paydown our U.S.-based indebtedness and reduce our interest expense. We have targeted the repatriation of an additional $50.0 million by December 31, 2023 for further unscheduled paydowns of our indebtedness. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities of continuing operations provided $78.5 million of cash in the first six months of 2023 and $63.0 million of cash in the first six months of 2022. The year-over-year increase was primarily driven by increased profitability and less cash taxes paid in 2023, partially offset by higher interest payments due to higher rates and less cash interest credits received from our net investment hedges.
Investing activities of continuing operations used $21.6 million of cash in the first six months of 2023 compared to $3.6 million of cash used during the first six months of 2022. This increase is driven by the investment of $35.8 million in short-term interest bearing investments which do not qualify as cash equivalents and higher investments in capital expenditures, partially offset by $25.3 million higher net cash proceeds received from the sale of businesses.
Financing activities of continuing operations used $21.9 million of cash in the first six months of 2023, primarily from $7.9 million in net repayments of debt and $12.2 million used for dividends paid. Financing activities in the first six months of 2022 used $154.4 million, primarily from $11.7 million used for dividends paid and $135.9 million in net repayments of debt.
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

The Term Loan A-1 Facility amortized on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility amortizes on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0%

of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales not reinvested in acquisitions within a specified period, casualty or condemnation events, and non-permitted debt issuances. There is no prepayment penalty for a full or partial repayment of the Facilities at any time.

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

We were in compliance with all of the covenants of the Amended Credit Agreement as of June 30, 2023.
The borrowing availability under our Revolving Credit Facility at June 30, 2023 was $390.0 million after giving consideration to $10.0 million of outstanding letters of credit. The balance of our outstanding Term Loan A-1 Facility and Term Loan A-2 Facility at June 30, 2023 was $133.1 million and $303.2 million, respectively.
On July 21, 2023, we entered into a waiver agreement under Amended Credit Agreement that waived the requirement to prepay the Facilities with remaining excess net cash proceeds related to the sale of GGB and GPT that had not been reinvested in operating assets within 365 days from the date of the sale. In conjunction with this waiver, on July 26, 2023, EnPro voluntarily prepaid all outstanding borrowings and accrued and unpaid interest under the Term Loan A-1 Facility (a remaining principal balance of $133.1 million and accrued interest of $0.6 million).

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
At June 30, 2023, we were in compliance with all of the covenants of the indenture governing the Senior Notes.
The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest, in the event that the net cash proceeds of certain asset sales are not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount. After taking into account the repayment of borrowings under the Term Loan A-1 Facility and planned capital expenditures, approximately $47 million of the excess net cash proceeds related to the sales of GGB and GPT would remain on January 28, 2024, the date by which excess cash proceeds from such sales must be reinvested in acquisitions or capital expenditures or applied to reduce specified indebtedness to avoid the indenture requirement to make such an offer to repurchase Senior Notes. If we do not effect sufficient reinvestments by that date, we intend to use these excess proceeds to further reduce specified indebtedness to satisfy the requirement under the Senior Notes indenture.
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
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor

Subsidiaries”).  The Guarantor Subsidiaries at June 30, 2023 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the six months ended June 30, 2023 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$399.9
Gross profit	141.6
Loss from continuing operations	(23.7)
Income from discontinued operations, net of tax	11.4
Net loss	$(12.3)
Net loss attributable to EnPro Industries, Inc.	$(8.1)
Of the $11.4 million reported in income from discontinued operations, net of taxes, $11.2 million related to gain on the sale of discontinued operations recognized by a subsidiary that is guarantor of the Senior Notes and the remaining $0.2 million related to the operations of former subsidiary guarantors of the Senior Notes included in discontinued operations. All discontinued operations were divested by March 31, 2023 and are no longer guarantors of the Senior Notes.

The summarized balance sheet at June 30, 2023 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$525.3
Non-current assets	1,421.8
Total assets	$1,947.1
LIABILITIES AND EQUITY
Current liabilities	$138.3
Non-current liabilities	1,055.4
Total liabilities	1,193.7
Redeemable non-controlling interests	17.9
Shareholders’ equity	735.5
Total liabilities and equity	$1,947.1
The table above reflects $14.2 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $9.1 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within total current assets and liabilities.
The summarized results of operations for the year ended December 31, 2022 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$797.8
Gross profit	257.7
Loss from continuing operations	(84.8)
Income from discontinued operations, net of taxes	60.2
Net loss	$(24.6)
Net loss attributable to EnPro Industries, Inc	$(21.8)

Of the $60.2 million reported in income from discontinued operations, net of taxes, $53.1 million related to gain on the sale of discontinued operations recognized by a subsidiary that is guarantor of the Senior Notes and the remaining $7.1 million related to the operations of former subsidiary guarantors of the Senior Notes included in discontinued operations. All discontinued operations were divested by March 31, 2023 and are no longer guarantors of the Senior Notes.

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

The following presents a reconciliation of (i) income from continuing operations attributable to EnPro Industries, Inc., net of tax to adjusted net income attributable to EnPro Industries, Inc. and adjusted diluted earnings per share and (ii) income from continuing operations attributable to EnPro Industries, Inc., net of tax to adjusted EBITDA for the quarters and six months ended June 30, 2023 and 2022. The adjustments in the table below relate solely to expenses attributable to EnPro Industries, Inc. and have been adjusted to remove any amounts attributable to non-controlling interests.

Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc., Net of Tax to Adjusted Income from Continuing Operations Attributable to EnPro Industries, Inc. and Adjusted Diluted Earnings Per Share

	Quarters Ended June 30,
	2023				2022
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income (loss) from continuing operations attributable to EnPro Industries, Inc., net of tax	(18.6)	20.9	$(0.89)		26.1	20.8	$1.25
Net loss from redeemable non-controlling interests	(4.2)				(0.1)
Income tax expense (benefit)	(5.8)				7.5
Income (loss) from continuing operations before income taxes	(28.6)				33.5

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	—				0.5
Non-controlling interest compensation allocations[2]	(0.7)				1.3
Amortization of acquisition-related intangible assets	17.2				18.7
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	0.2				0.7
Amortization of the fair value adjustment to acquisition date inventory	—				0.9
Adjustments from other non-operating expense:
Asbestos receivable adjustment	—				2.8
Costs associated with previously disposed businesses	0.2				0.5
Pension income (non-service cost)	0.4				(0.6)
Goodwill impairment	56.6				—
Foreign exchange losses related to the divestiture of a discontinued operation[3]	0.3				—
Other adjustments:
Other[4]	(0.2)				—
Adjusted income from continuing operations before income taxes	45.4				58.3
Adjusted income tax expense[5]	(11.4)				(15.7)
Net loss from redeemable non-controlling interests	4.2				0.1
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$38.2	20.9	$1.83	1	$42.7	20.8	$2.05	1

	Six Months Ended June 30,
	2023				2022
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$7.4	20.9	$0.35		$38.0	20.9	$1.82
Net income (loss) from redeemable non-controlling interests	(4.2)				0.2
Income tax expense	2.3				10.7
Income from continuing operations before income taxes	5.5				48.9

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	—				1.1
Non-controlling interest compensation allocations[2]	(0.3)				0.4
Amortization of acquisition-related intangible assets	34.4				37.6
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	1.0				2.0
Amortization of the fair value adjustment to acquisition date inventory	—				11.1
Adjustments from other non-operating expense:
Asbestos receivable adjustment	—				2.8
Environmental reserve adjustment	0.1				(0.3)
Costs associated with previously disposed businesses	0.5				0.7
Pension income (non-service cost)	0.7				(1.4)
Goodwill impairment	56.6				—
Foreign exchange losses related to the divestiture of a discontinued operation[3]	0.9				—
Other adjustments:
Other[4]	0.3				0.2
Adjusted income from continuing operations before income taxes	99.7				103.1
Adjusted income tax expense[5]	(24.9)				(27.8)
Net loss (income) from redeemable non-controlling interests	4.2				(0.2)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$79.0	20.9	$3.77	1	$75.1	20.9	$3.60	1
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
Reconciliation of Income (Loss) from Continuing Operations Attributable to EnPro Industries, Inc., Net of Tax to Adjusted EBITDA

	Quarters Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Income (loss) from continuing operations attributable to EnPro Industries, Inc., net of tax	$(18.6)	$26.1	$7.4	$38.0
Net income (loss) attributable to redeemable non-controlling interests	(4.2)	(0.1)	(4.2)	0.2
Income (loss) from continuing operations	(22.8)	26.0	3.2	38.2

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	8.6	7.7	16.5	14.6
Income tax expense (benefit)	(5.8)	7.5	2.3	10.7
Depreciation and amortization expense	23.9	26.2	47.4	52.2
Restructuring and impairment expense	0.2	0.7	1.0	2.0
Asbestos receivable adjustment	—	2.8	—	2.8
Environmental reserve adjustments	—	—	0.1	(0.3)
Costs associated with previously disposed businesses	0.2	0.5	0.5	0.7
Acquisition and divestiture expenses	—	0.5	—	1.1
Pension income (non-service cost)	0.4	(0.6)	0.7	(1.4)
Non-controlling interest compensation allocation[1]	(0.7)	1.4	(0.3)	0.5
Amortization of the fair value adjustment to acquisition date inventory	—	1.0	—	11.3
Goodwill impairment	60.8	—	60.8	—
Foreign exchange losses related to the divestiture of a discontinued operation[2]	0.3	—	0.9	—
Other	(0.2)	—	0.3	0.2
Adjusted EBITDA	$64.9	$73.7	$133.4	$132.6
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. We regularly enter into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled during 2023. The notional amount of foreign exchange contracts was $103.8 million and $103.3 million June 30, 2023 and December 31, 2022 respectively. All other foreign exchange contracts outstanding at December 31, 2022 expired in January 2023.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2023.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2023	—		—		—	$50,000,000	(1)
May 1 - May 31, 2023	—		—		—	$50,000,000	(1)
June 1 - June 30, 2023	1,018	(2)	$128.99	(2)	—	$50,000,000	(1)
Total	1,018	(2)	$128.99	(2)	—	$50,000,000	(1)
(1)In October 2022, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.

(2)In June 2023, a total of 238 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 69 shares were valued at a price of $125.72 per share, the closing trading price of our common stock on June 14, 2023, and 169 of these shares were valued at a price of $133.53 per share, the closing trading price of our common stock on June 30, 2023. In connection with the exercise of a vested employee stock option on June 16, 2023, we accepted 780 shares of outstanding common stock in payment of the option exercise price, which surrendered shares were valued at $128.29, the closing trading price of our common stock on that date. Accordingly, the total 1,018 shares were valued at a weighted average price of $128.99. We do not consider the transfer of shares from EnPro Holdings in this context or our receipt of outstanding shares as payments of the exercise price of a vested employee stock option to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.
The exhibits to this report on Form 10-Q are listed in the following Exhibit Index.

EXHIBIT INDEX

2.1
Equity Purchase Agreement dated as of September 5, 2022 between EnPro Holdings, Inc. EnPro Luxembourg Holding Company S.A.R.L., EnPro German Holding GmbH, Coltec Industries Pacific PTE. LTD. and Garlock GmbH and The Timken Company, Groeneveld-Beka GmbH, Groeneveld-Beka France S.a.r.l and Timken Europe B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on September 6, 2022 (File No. 001-31225))

2.2
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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 9th day of August, 2023.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer