Form 10-Q
period 2023-09-30
ENPRO INDUSTRIES, INC
filed 2023-10-31
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2023, there were 20,907,364 shares of common stock of the registrant outstanding, which does not include 178,151 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2023 and 2022
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$250.7	$280.1	$810.2	$827.3
Cost of sales	151.1	169.3	479.7	509.5
Gross profit	99.6	110.8	330.5	317.8
Operating expenses:
Selling, general and administrative	65.6	65.8	210.3	205.1
Goodwill impairment	—	—	60.8	—
Other	2.1	0.1	3.1	2.3
Total operating expenses	67.7	65.9	274.2	207.4
Operating income	31.9	44.9	56.3	110.4
Interest expense	(10.8)	(9.4)	(34.9)	(24.2)
Interest income	3.7	0.1	11.3	0.3
Other income (expense)	(1.9)	0.3	(4.3)	(1.7)
Income from continuing operations before income taxes	22.9	35.9	28.4	84.8
Income tax expense	(14.7)	(9.1)	(17.0)	(19.8)
Income from continuing operations	8.2	26.8	11.4	65.0
Income from discontinued operations, including gain on sale, net of tax	—	0.7	11.4	13.9
Net income	8.2	27.5	22.8	78.9
Less: net income (loss) attributable to redeemable non-controlling interests	(0.1)	0.6	(4.3)	0.8
Net income attributable to EnPro Industries, Inc.	$8.3	$26.9	$27.1	$78.1
Comprehensive income (loss)	$(3.3)	$(5.6)	$23.5	$17.2
Less: comprehensive loss attributable to redeemable non-controlling interests	(0.1)	(1.2)	(4.3)	(3.1)
Comprehensive income (loss) attributable to EnPro Industries, Inc.	$(3.2)	$(4.4)	$27.8	$20.3
Income attributable to EnPro Industries, Inc. common shareholders:
Income from continuing operations, net of tax	$8.3	$26.2	$15.7	$64.2
Income from discontinued operations, including gain on sale, net of tax	—	0.7	11.4	13.9
Net income attributable to EnPro Industries, Inc.	$8.3	$26.9	$27.1	$78.1
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.40	$1.26	$0.75	$3.09
Discontinued operations	—	0.03	0.55	0.67
Net income per share	$0.40	$1.29	$1.30	$3.76
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.39	$1.26	$0.75	$3.08
Discontinued operations	—	0.03	0.54	0.66
Net income per share	$0.39	$1.29	$1.29	$3.74

See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2023 and 2022
(in millions)

	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$22.8	$78.9
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(11.4)	(13.9)
Taxes related to sale of discontinued operations	(3.3)	—
Depreciation	18.4	19.4
Amortization	52.7	58.5
Goodwill impairment	60.8	—
Deferred income taxes	(1.6)	(1.9)
Stock-based compensation	7.9	4.6
Other non-cash adjustments	3.9	4.9
Change in assets and liabilities, net of effects of divestiture of businesses:
Accounts receivable, net	16.9	(17.0)
Inventories	5.4	(19.2)
Accounts payable	(9.6)	2.7
Other current assets and liabilities	2.7	(13.2)
Other non-current assets and liabilities	(10.8)	7.8
Net cash provided by operating activities of continuing operations	154.8	111.6
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(20.7)	(10.2)
Proceeds from sale of businesses, net	25.7	0.6
Purchase of short-term investments	(35.8)	—
Redemption of short-term investments	35.0	—
Receipts from settlements of derivative contracts	—	27.4
Other	0.5	2.9
Net cash provided by investing activities of continuing operations	4.7	20.7
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	—	60.5
Repayments of debt	(143.1)	(304.2)
Dividends paid	(18.3)	(17.6)
Other	(1.4)	(7.8)
Net cash used in financing activities of continuing operations	(162.8)	(269.1)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(0.6)	8.8
Investing cash flows	—	(4.3)
Net cash provided by (used by) discontinued operations	(0.6)	4.5
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(39.6)
Net decrease in cash and cash equivalents	(4.6)	(171.9)
Cash and cash equivalents at beginning of period	334.4	338.1
Cash and cash equivalents at end of period	$329.8	$166.2
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29.2	$15.8
Income taxes, net of refunds	$10.8	$35.8
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$0.1	$0.2
See notes to consolidated financial statements (unaudited).

ENPRO INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$329.8	$334.4
Accounts receivable, net	119.5	137.1
Inventories	145.9	151.9
Prepaid expenses and other current assets	41.3	44.9
Current assets of discontinued operation	—	15.9
Total current assets	636.5	684.2
Property, plant and equipment, net	186.0	185.2
Goodwill	805.2	863.8
Other intangible assets, net	749.6	799.8
Other assets	124.0	114.8
Total assets	$2,501.3	$2,647.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8.1	$15.6
Accounts payable	63.6	73.4
Accrued expenses	123.4	120.2
Current liabilities of discontinued operation	—	2.3
Total current liabilities	195.1	211.5
Long-term debt	640.5	775.1
Deferred taxes and non-current income taxes payable	133.7	136.5
Other liabilities	106.2	111.7
Total liabilities	1,075.5	1,234.8
Commitments and contingencies
Redeemable non-controlling interests	17.9	17.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,085,515 shares in 2023 and 20,996,739 shares in 2022	0.2	0.2
Additional paid-in capital	302.5	299.2
Retained earnings	1,139.0	1,130.2
Accumulated other comprehensive loss	(32.6)	(33.3)
Common stock held in treasury, at cost – 178,408 shares in 2023 and 179,345 shares in 2022	(1.2)	(1.2)
Total shareholders’ equity	1,407.9	1,395.1
Total liabilities and equity	$2,501.3	$2,647.8

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
In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Semiconductor and Alluxa reporting units, to be a triggering event for an interim goodwill impairment test for each of these reporting units and, as a result, we performed an assessment for each of these reporting units as of June 30, 2023.
We determined the book value of our Alluxa reporting unit exceeded its fair value as of June 30, 2023 and, as a result, we impaired the $60.8 million of goodwill related to Alluxa in the second quarter of 2023. After this full impairment, our Consolidated Balance Sheet reflects no goodwill related to Alluxa.
The fair value of our Semiconductor reporting unit, which had $532.2 million of goodwill as of our interim testing date of June 30, 2023, exceeded its carrying value by approximately 10%. If the annual growth rates in our projected revenues over each of the next four years were 1% lower than projected in our interim test, we estimate the fair value of the Semiconductor reporting unit would exceed its carrying value by approximately 8%.
A change in assumptions used in the testing of the Semiconductor reporting unit's goodwill for impairment, such as an increase in the discount rate, inability to meet the projections used in the test, or a decline in market multiples could result in the Semiconductor reporting unit’s fair value dropping below the carrying value of its assets, resulting in impairment.
We reviewed the performance and current outlook for the semiconductor reporting unit as of September 30, 2023 and concluded that there was not a triggering event necessitating an interim goodwill impairment assessment. We will conduct our annual goodwill impairment assessment of all reporting units with goodwill as of November 1, 2023.
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
GPT, along with our GGB business that we divested on November 4, 2022, comprised our remaining Engineered Materials segment ("Engineered Materials"). During the third quarter of 2022, we determined Engineered Materials to be a discontinued operation. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as a discontinued operation in the accompanying consolidated financial statements.
For the quarter ended September 30, 2022 and the nine months ended September 30, 2023 and 2022, the results of operations from the discontinued Engineered Materials segment were as follows:

(in millions)	Quarter Ended September 30,	Nine Months Ended September 30,
	2022	2023	2022
Net sales	$51.8	$2.0	$166.6
Cost of sales	34.9	1.3	109.1
Gross profit	16.9	0.7	57.5
Operating expenses:
Selling, general and administrative	13.0	0.4	39.3
Other	—	—	0.2
Total operating expenses	13.0	0.4	39.5
Income from discontinued operation before income tax	3.9	0.3	18.0
Income tax expense	(3.2)	(0.1)	(4.1)
Income from discontinued operations, net of tax	0.7	0.2	13.9
Gain from sale of discontinued operation, net of tax	—	11.2	—
Income from discontinued operations, including gain on sale, net of tax	$0.7	$11.4	$13.9
The major classes of assets and liabilities for the discontinued Engineered Materials segment are shown below:

(in millions)	December 31, 2022
Assets:
Accounts receivable	$3.8
Inventories	3.1
Property, plant and equipment	7.6
Intangible assets	1.2
Other assets	0.2
Current assets of discontinued operation	$15.9

Liabilities
Accounts payable	$1.4
Accrued expenses	0.9
Current liabilities of discontinued operation	$2.3
Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to Engineered Materials for corporate services not expected to continue at the divested business subsequent to closing have not been reflected in the above financial statements of discontinued operations and have been reclassified to income from continuing operations in the accompanying consolidated financial statements of the Company for all periods. In addition, divestiture-related costs previously not allocated to Engineered Materials that were incurred as a result of the divestiture of Engineered Materials have been reflected in the financial results of discontinued operations. As a result, income before income taxes of Engineered

Materials has been decreased by $1.1 million and $1.6 million for the quarter and nine months ended September 30, 2022, respectively, with offsetting decreases in corporate expenses of continuing operations.
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

The effective tax rates for the quarters ended September 30, 2023 and 2022 were 63.9% and 25.4%, respectively. The higher effective tax rate for the quarter ended September 30, 2023 is primarily driven by the impact of the second quarter 2023 impairment of non-deductible goodwill on the annual effective tax rate and an increase in the valuation allowance in the current quarter on certain foreign net operating losses.

The effective tax rates for the nine months ended September 30, 2023 and 2022 were 59.8% and 23.4%, respectively. The higher effective tax rate for the nine months ended September 30, 2023 is primarily driven by impairment of non-deductible goodwill, valuation allowance on certain foreign net operating losses, and higher tax rates in most foreign jurisdictions partially offset by a tax benefit related to share-based payment awards. The effective tax rate for the nine months ended September 30, 2022 is primarily the result of a legal entity conversion in Taiwan, an intercompany sale of assets, and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions.
4.    Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income from continuing operations	$8.2	$26.8	$11.4	$65.0
Less: net income (loss) attributable to redeemable non-controlling interests	(0.1)	0.6	(4.3)	0.8
Income from continuing operations attributable to EnPro Industries, Inc.	8.3	26.2	15.7	64.2
Income from discontinued operations, net of tax	—	0.7	11.4	13.9
Net income attributable to EnPro Industries, Inc.	$8.3	$26.9	$27.1	$78.1
Denominator:
Weighted-average shares – basic	20.9	20.8	20.9	20.8
Share-based awards	0.1	0.1	0.1	0.1
Weighted-average shares – diluted	21.0	20.9	21.0	20.9
Basic earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.40	$1.26	$0.75	$3.09
Discontinued operations	—	0.03	0.55	0.67
Basic earnings per share attributable to EnPro Industries, Inc.	$0.40	$1.29	$1.30	$3.76
Diluted earnings per share attributable to EnPro Industries, Inc.:
Continuing operations	$0.39	$1.26	$0.75	$3.08
Discontinued operations	—	0.03	0.54	0.66
Diluted earnings per share attributable to EnPro Industries, Inc.	$0.39	$1.29	$1.29	$3.74

5.    Inventories

	September 30, 2023	December 31, 2022
	(in millions)
Finished products	$52.7	$51.5
Work in process	32.8	32.7
Raw materials and supplies	60.4	67.7
Total inventories	$145.9	$151.9

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2023, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2022	$270.8	$593.0	$863.8
Impairment	—	(60.8)	(60.8)
Foreign currency translation	2.2	—	2.2
Goodwill as of September 30, 2023	$273.0	$532.2	$805.2

The goodwill balances reflected above at September 30, 2023, are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	September 30, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$485.2	$177.4	$484.5	$157.6
Existing technology	464.7	97.3	463.7	71.3
Trademarks	64.6	27.9	64.8	24.0
Other	27.6	20.7	36.4	27.3
	1,042.1	323.3	1,049.4	280.2
Indefinite-Lived:
Trademarks	30.8	—	30.6	—
Total	$1,072.9	$323.3	$1,080.0	$280.2
Amortization for the quarters and nine months ended September 30, 2023 and 2022 were $17.4 million, $19.2 million, $52.1 million, and $57.9 million, respectively.

7.    Accrued Expenses

	September 30, 2023	December 31, 2022
	(in millions)
Salaries, wages and employee benefits	$50.1	$51.6
Interest	9.2	4.4
Environmental	12.0	10.4
Income taxes	10.4	10.7
Taxes other than income taxes	6.2	4.6
Operating lease liabilities	10.0	9.2
Other	25.5	29.3
	$123.4	$120.2

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of September 30, 2023.
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
The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest, in the event that the net cash proceeds of certain asset sales are not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount. After taking into account the repayment of borrowings under the Term Loan A-1 Facility noted above, forecasted capital expenditures, and other applicable expenditures, we expect to meet all reinvestment requirements under the indenture related to the excess net cash proceeds from the sales of GGB and GPT.
The borrowing availability under our Revolving Credit Facility at September 30, 2023 was $390.0 million after giving consideration to $10.0 million of outstanding letters of credit. The balance of borrowings outstanding under the Term Loan A-2 Facility at September 30, 2023 was $301.2 million.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of September 30, 2023.

9.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the quarters and nine months ended September 30, 2023 and 2022, are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Service cost	$0.2	$0.4	$0.5	$1.1
Interest cost	3.4	2.5	10.2	7.4
Expected return on plan assets	(3.4)	(3.3)	(10.3)	(9.9)
Amortization of net loss	0.3	0.1	1.1	0.4
Net periodic benefit cost (benefit)	$0.5	$(0.3)	$1.5	$(1.0)

A $5.5 million contribution was made in July 2023 to our U.S. defined benefit pension plans. We do not anticipate making any further contributions to our U.S. defined benefit pension plans in calendar year 2023.
10.    Shareholders' Equity
The quarterly changes in shareholders' equity during the nine months ended September 30, 2023 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2022	20.8	$0.2	$299.2	$1,130.2	$(33.3)	$(1.2)	$1,395.1	$17.9
Net income	—	—	—	37.4	—	—	37.4	—
Other comprehensive income	—	—	—	—	7.1	—	7.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)	—	—	(6.1)	—
Incentive plan activity	0.1	—	1.6	—	—	—	1.6	—
Balance, March 31, 2023	20.9	$0.2	$300.8	$1,161.5	$(26.2)	$(1.2)	$1,435.1	$17.9
Net loss	—	—	—	(18.6)	—	—	(18.6)	(4.2)
Other comprehensive income	—	—	—	—	5.1	—	5.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)		—	(6.1)	—
Incentive plan activity	—	—	3.1	—	—	—	3.1	—
Other	—	—	(4.2)	—	—	—	(4.2)	4.2
Balance, June 30, 2023	20.9	$0.2	$299.7	$1,136.8	$(21.1)	$(1.2)	$1,414.4	$17.9
Net income	—	—	—	8.3	—	—	8.3	(0.1)
Other comprehensive loss	—	—	—	—	(11.5)	—	(11.5)	—
Dividends ($0.29 per share)	—	—	—	(6.1)	—	—	(6.1)	—
Incentive plan activity	—	—	2.9	—	—	—	2.9	—
Other	—	—	(0.1)	—	—	—	(0.1)	0.1
Balance, September 30, 2023	20.9	$0.2	$302.5	$1,139.0	$(32.6)	$(1.2)	$1,407.9	$17.9

The quarterly changes in shareholders' equity during the nine months ended September 30, 2022 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2021	20.7	$0.2	$303.6	$953.1	$14.6	$(1.2)	$1,270.3	$50.1
Net income	—	—	—	16.8	—	—	16.8	0.3
Other comprehensive loss	—	—	—	—	(11.7)	—	(11.7)	(1.0)
Dividends ($0.28 per share)	—	—	—	(5.9)	—	—	(5.9)	—
Incentive plan activity	0.1	—	(4.1)	—	—	—	(4.1)	—
Other	—	—	0.1	—	—	—	0.1	(0.1)
Balance, March 31, 2022	20.8	$0.2	$299.6	$964.0	$2.9	$(1.2)	$1,265.5	$49.3
Net income (loss)	—	—	—	34.4	—	—	34.4	(0.1)
Other comprehensive loss	—	—	—	—	(14.9)	—	(14.9)	(1.1)
Dividends ($0.28 per share)	—	—	—	(5.9)		—	(5.9)	—
Incentive plan activity	—	—	1.4	—	—	—	1.4	—
Balance, June 30, 2022	20.8	$0.2	$301.0	$992.5	$(12.0)	$(1.2)	$1,280.5	$48.1
Net income	—	—	—	26.9	—	—	26.9	0.6
Other comprehensive loss	—	—	—	—	(31.3)	—	(31.3)	(1.8)
Dividends ($0.28 per share)	—	—	—	(5.8)	—	—	(5.8)	—
Incentive plan activity	—	—	0.6	—	—	—	0.6	—
Other			(0.9)	(2.2)			(3.1)	2.1
Balance, September 30, 2022	20.8	$0.2	$300.7	$1,011.4	$(43.3)	$(1.2)	$1,267.8	$49.0

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $18.3 million were made during the nine months ended September 30, 2023.
In October 2023, our board of directors declared a dividend of $0.29 per share, payable on December 13, 2023, to all shareholders of record as of November 29, 2023.
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
Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisitions of LeanTeq and Alluxa subject to reduction for certain types of employment terminations of the respective sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisition. This expense is recognized as compensation expense over the term of the respective put and call options unless certain employment terminations occur. The LeanTeq non-controlling interests were acquired by EnPro in December 2022 and, accordingly, the non-controlling interest compensation for the quarter and nine months ended September 30, 2023 is attributable solely to the Alluxa rollover equity.

Segment operating results and other financial data for the quarters and nine months ended September 30, 2023 and 2022 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Sales
Sealing Technologies	$161.4	$157.9	$511.4	$467.4
Advanced Surface Technologies	89.4	122.5	299.1	360.7
	250.8	280.4	810.5	828.1
Intersegment sales	(0.1)	(0.3)	(0.3)	(0.8)
Total sales	$250.7	$280.1	$810.2	$827.3

Adjusted Segment EBITDA
Sealing Technologies	$48.0	$39.7	$153.9	$118.1
Advanced Surface Technologies	19.0	39.9	72.6	112.6
	$67.0	$79.6	$226.5	$230.7

Reconciliation of Adjusted Segment EBITDA to income from continuing operations before income taxes
Income from continuing operations before income taxes	$22.9	$35.9	$28.4	$84.8
Acquisition and divestiture expenses	—	—	—	0.4
Non-controlling interest compensation allocation	—	(0.6)	(0.3)	(0.1)
Amortization of fair value adjustment to acquisition date inventory	—	1.0	—	12.3
Restructuring and impairment expense	2.0	0.1	2.6	1.2
Depreciation and amortization expense	23.5	25.7	70.9	77.7
Corporate expenses	9.4	9.1	35.1	31.4
Interest expense, net	7.1	9.3	23.6	23.9
Goodwill impairment	—	—	60.8	—
Other expense (income), net	2.1	(0.9)	5.4	(0.9)
Adjusted Segment EBITDA	$67.0	$79.6	$226.5	$230.7
Segment assets are as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Sealing Technologies	$693.3	$689.6
Advanced Surface Technologies	1,395.4	1,519.6
Corporate	412.6	422.7
Discontinued operations	—	15.9
	$2,501.3	$2,647.8

Backlog

As of September 30, 2023, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $244.1 million. Approximately 95% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and nine months ended September 30, 2023 and 2022:

	Quarter Ended September 30, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$11.2	$2.9	$14.1
Chemical and material processing	20.8	—	20.8
Food and pharmaceutical	15.9	—	15.9
General industrial	39.4	4.8	44.2
Commercial vehicle	51.5	—	51.5
Oil and gas	4.7	1.9	6.6
Power generation	15.6	—	15.6
Semiconductors	2.2	79.8	82.0
Total third-party sales	$161.3	$89.4	$250.7

	Quarter Ended September 30, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$10.9	$1.5	$12.4
Chemical and material processing	19.1	—	19.1
Food and pharmaceutical	16.7	—	16.7
General industrial	40.5	7.9	48.4
Commercial vehicle	51.7	—	51.7
Oil and gas	5.5	1.6	7.1
Power generation	10.9	—	10.9
Semiconductors	2.3	111.5	113.8
Total third-party sales	$157.6	$122.5	$280.1

	Nine Months Ended September 30, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$37.4	$6.9	$44.3
Chemical and material processing	65.3	—	65.3
Food and pharmaceutical	50.8	—	50.8
General industrial	127.6	19.6	147.2
Commercial vehicle	157.2	—	157.2
Oil and gas	15.3	6.4	21.7
Power generation	51.2	—	51.2
Semiconductors	6.5	266.0	272.5
Total third-party sales	$511.3	$298.9	$810.2

	Nine Months Ended September 30, 2022
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$29.7	$4.6	$34.3
Chemical and material processing	59.1	—	59.1
Food and pharmaceutical	51.4	—	51.4
General industrial	126.5	24.8	151.3
Commercial vehicle	139.9	—	139.9
Oil and gas	16.1	3.3	19.4
Power generation	38.7	0.1	38.8
Semiconductors	5.3	327.8	333.1
Total third-party sales	$466.7	$360.6	$827.3

In 2023, we refined the end market classification of certain sales in the Sealing Technologies segment for the quarter and nine months ended September 30, 2022. This refinement resulted in a reduction in sales reported for the quarter ended September 30, 2022 in the general industrial and other and food and pharmaceutical markets by approximately $1.7 million and $0.9 million, respectively. There was an offsetting increase in the power generation and semiconductor markets of $2.2 million and $0.4 million, respectively. This refinement resulted in a reduction in sales reported for the nine months ended September 30, 2022 in the general industrial and other and food and pharmaceutical markets by approximately $4.3 million and $3.7 million, respectively, with an offsetting increase in the power generation and semiconductor markets of $7.1 million and $0.9 million, respectively.
12.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we have entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled by December 2024. The notional amount of foreign exchange contracts was $100.6 million and $103.3 million at September 30, 2023 and December 31, 2022 respectively. All other foreign exchange contracts outstanding at December 31, 2022 expired in January 2023.
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
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At September 30, 2023, the fair value of the Swap equaled $8.0 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2023	December 31, 2022
	(in millions)
Assets
Short-term investments	$0.8	$—
Foreign currency derivatives	8.0	8.5
Deferred compensation assets	11.3	9.8
	$20.1	$18.3
Liabilities
Deferred compensation liabilities	$11.9	$10.3
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives and short-term investments are classified as Level 2 since their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates. Our short-term investments represent certificates of deposits that mature in December 2023.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$648.3	$638.8	$790.7	$788.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$23.4	$(44.5)	$(21.1)
Other comprehensive income before reclassifications	(11.8)	—	(11.8)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	(11.8)	0.3	(11.5)
Ending balance	$11.6	$(44.2)	$(32.6)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$19.9	$(31.9)	$(12.0)
Other comprehensive loss before reclassifications	(33.3)	—	(33.3)
Amounts reclassified from accumulated other comprehensive income	—	0.2	0.2
Net current-period other comprehensive loss	(33.3)	0.2	(33.1)
Less: other comprehensive income attributable to redeemable non-controlling interests	(1.8)	—	(1.8)
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	(31.5)	0.2	(31.3)
Ending balance	$(11.6)	$(31.7)	$(43.3)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$11.8	$(45.1)	$(33.3)
Other comprehensive income before reclassifications	(0.2)	—	(0.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.9	0.9
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	(0.2)	0.9	0.7
Ending balance	$11.6	$(44.2)	$(32.6)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2022 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Beginning balance	$46.7	$(32.1)	$14.6
Other comprehensive loss before reclassifications	(62.1)	—	(62.1)
Amounts reclassified from accumulated other comprehensive income	—	0.4	0.4
Net current-period other comprehensive loss	(62.1)	0.4	(61.7)
Less: other comprehensive income attributable to redeemable non-controlling interests	(3.8)	—	(3.8)
Net current-period other comprehensive income attributable to EnPro Industries, Inc.	(58.3)	0.4	(57.9)
Ending balance	$(11.6)	$(31.7)	$(43.3)

Reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2023 and 2022 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Pension and other postretirement plans adjustments:
Actuarial losses	$0.3	$0.2	$1.1	$0.5	Other expense
Total before tax	0.3	0.2	1.1	0.5	Income before income taxes
Tax expense	—	—	(0.2)	(0.1)	Income tax benefit (expense)
Net of tax	$0.3	$0.2	$0.9	$0.4	Net income
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 18 sites. At 12 of these sites, the future cost per site for us or our subsidiaries is expected to exceed $100,000. We do not conduct manufacturing operations at any of these sites. At all 18 sites, one or more of our subsidiaries formerly conducted business operations but no longer do. Among these 18 sites, investigations have been completed for 15 sites and are in progress at 3 sites. Among the 15 sites where investigations have been completed, 7 sites have remediation systems that are operating and our only obligation at the other 8 sites is to conduct periodic monitoring. In addition to the 18 sites referenced above, the United States Environmental Protection Agency (the "EPA") has provided us notice that EnPro has potential responsibility at 1 additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting EPA's response.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of September 30, 2023 and December 31, 2022, we had recorded liabilities aggregating $39.2 million and $42.1 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $12.0 million at September 30, 2023. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.

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
Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 18 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of EnPro Holdings when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The EPA notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro. In September 2022, EnPro paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at September 30, 2023 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at September 30, 2023 for this site was $11.9 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $3.0 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at September 30, 2023.
In addition to the two sites discussed above, we have additional reserves of $26.7 million, of which $13.7 million pertains to implementing and managing a solution to clean trichloroethylene soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at September 30, 2023.
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
Changes in the product warranty liability for the nine months ended September 30, 2023 and 2022 are as follows:

	2023	2022
	(in millions)
Balance at beginning of year	$5.2	$4.9
Net charges to expense	1.3	0.9
Settlements made	(1.0)	(0.8)
Balance at end of period	$5.5	$5.0

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
•the impact of geopolitical activity on those markets, including instabilities associated with the armed conflict in Ukraine, the armed conflict between Israel and Hamas and any conflict or threat of conflict that may affect Taiwan;
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
Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted net income attributable to EnPro Industries, Inc., adjusted diluted earnings per share attributable to EnPro Industries, Inc., adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "— Results of Operations" and "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures"
We believe these non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, these non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.
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
Highlights. Financial highlights of our continuing operations for the quarters and nine months ended September 30, 2023 and 2022 are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions, except per share data)
Net sales	$250.7	$280.1	$810.2	$827.3
Income from continuing operations attributable to EnPro Industries, Inc.	$8.3	$26.2	$15.7	$64.2
Net income attributable to EnPro Industries, Inc.	$8.3	$26.9	$27.1	$78.1
Diluted earnings per share from continuing operations attributable to EnPro Industries, Inc.	$0.39	$1.26	$0.75	$3.08
Adjusted income attributable to EnPro Industries, Inc.[1]	$33.1	$39.4	$112.1	$114.6
Adjusted diluted earnings per share from attributable to EnPro Industries, Inc.[1]	$1.58	$1.89	$5.35	$5.49
Adjusted EBITDA [1]	$57.7	$71.3	$191.1	$203.9
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Year to date 2023 sales declined 2%, with weakness in the Advanced Surface Technologies segment offsetting a 9.4% increase in sales in the Sealing Technologies segment. The current slowdown in semiconductor markets, and, to a lesser extent, lower optical filter sales, offset the positive impact of strategic pricing initiatives and growth in nuclear, aerospace and commercial vehicle markets.

Income from continuing operations attributable to EnPro Industries, Inc. decreased year to date compared to the prior-year period driven by the Alluxa goodwill impairment and the current slowdown in semiconductor markets in the Advanced Surface Technologies segment offsetting lower amortization expense and strategic pricing initiatives, operating leverage on volume growth, favorable mix and cost controls in the Sealing Technologies segment. Adjusted EBITDA decreased year to date driven by these same factors, excluding the goodwill impairment and the amortization expense.
We are committed to our strategy to create long-term shareholder value through earnings growth, strong free cash flow generation, and a balanced capital allocation approach. We will continue to focus our investments on new products, technology innovation, and productivity and continuous improvement initiatives in both of our segments. In connection with our growth strategy, we continue to evaluate acquisition opportunities that fit our strategic frameworks in both segments, based on a consistent criteria that includes compelling margins, leading technology, aftermarket/recurring revenue characteristics, and high cash flow return on investment in markets that have secular tailwinds.

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Sales
Sealing Technologies	$161.4	$157.9	$511.4	$467.4
Advanced Surface Technologies	89.4	122.5	299.1	360.7
	250.8	280.4	810.5	828.1
Intersegment sales	(0.1)	(0.3)	(0.3)	(0.8)
Net sales	$250.7	$280.1	$810.2	$827.3

Income from continuing operations attributable to EnPro Industries, Inc.	$8.3	$26.2	$15.7	$64.2

Adjusted Segment EBITDA
Sealing Technologies	$48.0	$39.7	$153.9	$118.1
Advanced Surface Technologies	19.0	39.9	72.6	112.6
Total Adjusted Segment EBITDA	$67.0	$79.6	$226.5	$230.7

Reconciliations of Income from continuing operations attributable to EnPro Industries, Inc. to Adjusted Segment EBITDA
Income from continuing operations attributable to EnPro Industries, Inc.	8.3	26.2	$15.7	$64.2
Plus: net income (loss) attributable to redeemable non-controlling interests	(0.1)	0.6	(4.3)	0.8
Income from continuing operations	8.2	26.8	11.4	65.0
Income tax expense	(14.7)	(9.1)	(17.0)	(19.8)
Income from continuing operations before income taxes	22.9	35.9	28.4	84.8
Acquisition and divestiture expenses	—	—	—	0.4
Non-controlling interest compensation allocation	—	(0.6)	(0.3)	(0.1)
Amortization of the fair value adjustment to acquisition date inventory	—	1.0	—	12.3
Restructuring and impairment costs	2.0	0.1	2.6	1.2
Depreciation and amortization expense	23.5	25.7	70.9	77.7
Corporate expenses	9.4	9.1	35.1	31.4
Interest expense, net	7.1	9.3	23.6	23.9
Goodwill impairment	—	—	60.8	—
Other expense (income), net	2.1	(0.9)	5.4	(0.9)
Adjusted Segment EBITDA	$67.0	$79.6	$226.5	$230.7
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, gains and losses related to the sale of assets, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for EnPro.
Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisitions of LeanTeq and Alluxa that was and is subject to reduction for certain types of employment terminations of the respective sellers. This expense is recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. This expense is recognized as compensation expense over the term of the respective put and call options unless certain employment terminations occur. The LeanTeq non-controlling interests were acquired by EnPro in December 2022 and, accordingly, the non-controlling interest compensation for the quarter and nine months ended September 30, 2023 is attributable solely to the Alluxa rollover equity.
Other expense (income), net in the table above contains all items included in other (operating) expense and other income (expense) (non-operating) on our Consolidated Statements of Operations for the quarters and nine months ended September 30, 2023 and 2022 with the exception of $2.1 million, $0.1 million, $3.1 million, and $2.2 million, respectively, of restructuring costs. As noted previously, restructuring costs are excluded from Adjusted Segment EBITDA. Additionally, other income (expense), net in the table above for the quarters and nine months ended September 30, 2023 and 2022 includes $0.2 million, $(0.6) million, $1.1 million, and $(2.7) million, respectively, of miscellaneous expenses (income) that are either not associated with a particular segment or not considered part of administering the corporate functions. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.

Third Quarter of 2023 Compared to the Third Quarter of 2022
Sales of $250.7 million in the third quarter of 2023 decreased 10.5% from $280.1 million in the third quarter of 2022. The following table summarizes the impact of a divestiture and foreign currency on sales by segment:

Sales	Percent Change Third Quarter September 30, 2023 vs. Third Quarter September 30, 2022
increase/(decrease)	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.4)%	0.7%	(10.8)%	(10.5)%
Sealing Technologies	(0.8)%	1.6%	1.4%	2.2%
Advanced Surface Technologies	—%	(0.5)%	(26.5)%	(27.0)%

Following is a discussion of operating results for each segment for the third quarter of 2023 as compared to the third quarter of 2022:

Sealing Technologies. Sales of $161.4 in the third quarter of 2023 reflect a 2.2% increase compared to the $157.9 million reported in the same period of 2022. Excluding the favorable foreign exchange translation ($2.5 million) on our sales in the third quarter of 2023 and the sales in the third quarter of 2022 by the business divested in the fourth quarter of 2022 ($1.2 million), sales were up 1.4% or $2.2 million. The sales increase was driven by the positive impact of strategic pricing initiatives and strength in power generation (nuclear), offset in part by volume declines in food and pharmaceuticals and commercial vehicle OEM markets.

Adjusted Segment EBITDA of $48.0 million in the third quarter of 2023 increased 20.9% from $39.7 million reported in the third quarter of 2022. Segment AEBITDA margins for the segment increased from 25.1% in the third quarter of 2022 to 29.7% in the third quarter of 2023. Excluding the favorable foreign exchange translation($1.0 million) and the Segment AEBITDA of the business sold in the fourth quarter of 2022 ($0.6 million) from 2022 results, Adjusted Segment EBITDA increased 20.2%, or $7.9 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($8.7 million) and favorable mix in part offset by decreased volume ($2.2 million), partially offset by increased manufacturing costs ($2.3 million).

Advanced Surface Technologies. Sales of $89.4 million in the third quarter of 2023 reflect a 27.0% decrease compared to the $122.5 million reported in the same period of 2022. Excluding the unfavorable foreign exchange translation ($0.7 million) from the result of the third quarter of 2023, sales were down 26.5%, or $32.4 million.The decrease was driven primarily by the slowdown in the semiconductor industry.

Adjusted Segment EBITDA of $19.0 million in the third quarter of 2023 decreased 52.4% from $39.9 million reported in the comparable period of 2022. Segment AEBITDA margins for the segment decreased from 32.6% in the third quarter of 2022 to 21.3% in the third quarter 2023. Excluding the unfavorable foreign exchange translation $0.4 million in the third quarter ended September 30, 2023, Adjusted Segment EBITDA decreased $20.5 million, or 51.4%. The decrease in Adjusted Segment EBITDA was primarily driven by lower volume and an unfavorable change in mix ($23.4 million),in part offset by higher pricing, partially offset by increased material costs ($1.5 million) and lower manufacturing costs as a result of cost saving initiatives ($0.8million).

Corporate expenses for the third quarter of 2023 increased $0.3 million as compared to the same period in 2022. The increase was driven primarily by increased professional fees and personnel-related costs, mostly offset by a reduction in share-price-based incentive compensation expenses.

Interest expense, net in the third quarter of 2023 decreased by $2.2 million from the third quarter of 2022 primarily due to lower outstanding debt and an increase in interest income resulting from significantly higher interest rates on higher cash and short-term investment balances, partially offset by higher interest rates on variable debt and interest credits earned in 2022 on the $200 million notional swap until settlement in September of 2022.

Other expense, net in the third quarter of 2023 of $2.1 million compares to other income of $0.9 million reported in the same period of 2022, primarily due to decreased year-over-year foreign exchange gains ($0.7 million), higher non-service pension and environmental related costs ($1.1 million) and ($0.3 million), respectively, foreign exchange losses related to an intercompany note denominated in Euros ($0.5 million), and increased costs related to previously disposed of business ($0.2 million).

The effective tax rates for the quarters ended September 30, 2023 and 2022 were 63.9% and 25.4%, respectively.The higher effective tax rate for the quarter ended September 30, 2023 is primarily driven by the impact of the second quarter 2023 impairment of non-deductible goodwill on the annual effective tax rate and an increase in the valuation allowance in the current quarter on certain foreign net operating losses.

Income from continuing operations attributable to EnPro Industries, Inc. was $8.3 million, or $0.39 per share, in the third quarter of 2023 compared to $26.2 million, or $1.26 per share, in the third quarter of 2022. Earnings per share is expressed on a diluted basis.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Sales of $810.2 million in the first nine months of 2023 decreased 2.1% from $827.3 million in the first nine months of 2022. The following table summarizes the impact of a divestiture and foreign currency on sales by segment:

Sales	Percent Change Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
increase/(decrease)	Divestiture	Foreign Currency	Organic	Total
EnPro Industries, Inc.	(0.4)%	(0.2)%	(1.5)%	(2.1)%
Sealing Technologies	(0.8)%	0.1%	10.1%	9.4%
Advanced Surface Technologies	—%	(0.7)%	(16.4)%	(17.1)%

Following is a discussion of operating results for each segment for the first nine months of 2023 as compared to the first nine months of 2022:

Sealing Technologies. Sales of $511.4 million in the first nine months of 2023 reflect a 9.4% increase compared to the $467.4 million reported in the same period of 2022. Excluding the favorable foreign exchange translation ($0.8 million) on our sales in the first nine months of 2023 and the sales in the first nine months of 2022 by the business divested in the fourth quarter of 2022 ($3.6 million), sales were up 10.1% or $46.8 million. The increase in sales was driven by the positive impact of strategic pricing initiatives and growth in power generation (nuclear), aerospace, and commercial vehicle markets.

Adjusted Segment EBITDA of $153.9 million in the first nine months of 2023 increased 30.3% from $118.1 million reported in the first nine months of 2022. Segment AEBITDA margins for the segment increased from 25.3% in the first nine months of 2022 to 30.1% in the first nine months of 2023. Excluding the favorable foreign exchange translation ($0.8 million) and the Segment AEBITDA of the business sold in the fourth quarter of 2022 ($1.7 million) from 2022 results, Adjusted Segment EBITDA increased 31.5%, or $36.7 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($34.6 million) and increased volume and favorable mix ($8.9 million), partially offset by increased manufacturing costs to support increased volume ($7.0 million).

Advanced Surface Technologies. Sales of $299.1 million in the first nine months of 2023 reflect a 17.1% decrease compared to the $360.7 million reported in the same period of 2022. Excluding the unfavorable foreign exchange translation ($2.4 million) from the results of the first nine months of 2023, sales were down 16.4%, or $59.2 million. The decrease was driven primarily by the slowdown in the semiconductor industry.

Adjusted Segment EBITDA of $72.6 million in the first nine months of 2023 decreased 35.5% from $112.6 million reported in the comparable period of 2022. Segment AEBITDA margins for the segment decreased from 31.2% in the first nine months of 2022 to 24.3% in the first nine months of 2023. Excluding the unfavorable foreign exchange translation ($1.5 million) in the nine months ended September 30, 2023, Adjusted Segment EBITDA decreased $38.5 million, or 34.2%, to $74.1 million. The decrease in Adjusted Segment EBITDA was primarily driven by lower volume and unfavorable change in mix ($42.9 million) and increased costs to support anticipated growth, including costs to establish our Arizona semiconductor facility ($4.2 million), partially offset by higher pricing ($9.7 million).

Corporate expenses for the first nine months of 2023 increased $3.7 million as compared to the same period in 2022. The increase was driven primarily by higher incentive compensation expense mostly due to share price performance for the nine months ended September 2023 compared to in the prior year period ($4.4 million), partially offset by lower professional and consulting expenses ($0.4 million) and lower restructuring related costs ($0.5 million).

Interest expense, net in the first nine months of 2023 decreased by $0.3 million from the first nine months of 2022 primarily due to the pay down of debt in the third quarter of 2023 and an increase in interest income resulting from significantly higher interest rates on higher cash and short-term investment balances, partially offset by higher interest rates on variable debt and interest credits earned in 2022 on the $200 million notional swap until settlement in September of 2022.

Other expense, net in the first nine months of 2023 of $5.4 million compares to other income of $0.9 million reported in the same period of 2022, primarily due to decreased year-over-year foreign exchange gains ($5.4 million), higher non-service pension and environmental related costs ($3.2 million) and ($0.7 million), respectively, and foreign exchange losses related to an intercompany note denominated in Euros ($1.5 million), partially offset by an asbestos receivable write-down in the prior-year period ($2.8 million), prior year warranty costs related to a disposed product line ($0.7 million), decreased bank fees ($0.5 million), and a loss on the sale of a business in the prior year period ($0.4 million).

The effective tax rates for the nine months ended September 30, 2023 and 2022 were 59.8% and 23.4%, respectively. The higher effective tax rate for the nine months ended September 30, 2023 is primarily driven by impairment of non-deductible goodwill, valuation allowance on certain foreign net operating losses, and higher tax rates in most foreign jurisdictions partially offset by a tax benefit related to share-based payment awards. The effective tax rate for the nine months ended September 30, 2022 is primarily the result of a legal entity conversion in Taiwan, an intercompany sale of assets and favorable foreign currency effects on dividends, partially offset by higher tax rates in most foreign jurisdictions.

Income from continuing operations attributable to EnPro Industries, Inc. was $15.7 million, or $0.75 per share, in the first nine months of 2023 compared to $64.2 million, or $3.08 per share, in the first nine months of 2022. Earnings per share is expressed on a diluted basis.
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

As of September 30, 2023, we held $168.1 million of cash and cash equivalents in the United States and $161.7 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $225.1 million at December 31, 2021 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code provided in the Tax Cuts and Jobs Act. Additional undistributed earnings are estimated to be $82.8 million as of September 30, 2023. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first nine months of 2023, we repatriated $38.5 million which was utilized to paydown our U.S.-based indebtedness and reduce our interest expense. We have targeted the repatriation of an additional $36.5 million by December 31, 2023 for further unscheduled paydowns of our indebtedness. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities of continuing operations provided $154.8 million of cash in the first nine months of 2023 and $111.6 million of cash in the first nine months of 2022. The year-over-year increase was primarily driven by improved working capital and less cash taxes paid in 2023, partially offset by higher net interest payments.
Investing activities of continuing operations provided $4.7 million of cash in the first nine months of 2023 compared to $20.7 million of cash provided during the first nine months of 2022. The cash provided by investing activities in 2023 was primarily driven by proceeds from the sale of businesses ($25.7 million), offset by acquisitions of property, plant, and equipment ($20.7 million). This compares to higher receipts from derivative contracts in 2022 ($27.4 million) and lower acquisitions of property, plant, and equipment ($10.2 million)
Financing activities of continuing operations used $162.8 million of cash in the first nine months of 2023, primarily from $143.1 million in net repayments of debt and $18.3 million used for dividends paid. Financing activities in the first nine months of 2022 used $269.1 million, primarily from $243.7 in net payments of debt and $17.6 million used for dividends paid.
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

We were in compliance with all of the covenants of the Amended Credit Agreement as of September 30, 2023.
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
The borrowing availability under our Revolving Credit Facility at September 30, 2023 was $390.0 million after giving consideration to $10.0 million of outstanding letters of credit. The balance of borrowings outstanding under the Term Loan A-2 Facility at September 30, 2023 was $301.2 million.
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
The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest, in the event that the net cash proceeds of certain asset sales are not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount. After taking into account the repayment of borrowings under the Term Loan A-1 Facility noted above, forecasted capital expenditures, and other applicable expenditures, we expect to meet all reinvestment requirements under the indenture related to the excess net cash proceeds from the sales of GGB and GPT.
At September 30, 2023, we were in compliance with all of the covenants of the indenture governing the Senior Notes.
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
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at September 30, 2023 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the nine months ended September 30, 2023 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$580.9
Gross profit	202.3
Loss from continuing operations	(20.4)
Income from discontinued operations, net of tax	11.4
Net loss	$(9.0)
Net loss attributable to EnPro Industries, Inc.	$(4.7)
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

The summarized balance sheet at September 30, 2023 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$419.6
Non-current assets	1,417.2
Total assets	$1,836.8
LIABILITIES AND EQUITY
Current liabilities	$151.2
Non-current liabilities	920.3
Total liabilities	1,071.5
Redeemable non-controlling interests	17.9
Shareholders’ equity	747.4
Total liabilities and equity	$1,836.8
The table above reflects $12.6 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $10.9 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within total current assets and liabilities.

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

The following presents a reconciliation of (i) income from continuing operations attributable to EnPro Industries, Inc., net of tax to adjusted net income attributable to EnPro Industries, Inc. and adjusted diluted earnings per share and (ii) income from continuing operations attributable to EnPro Industries, Inc., net of tax to adjusted EBITDA for the quarters and nine months ended September 30, 2023 and 2022. The adjustments in the table below relate solely to expenses attributable to EnPro Industries, Inc. and have been adjusted to remove any amounts attributable to non-controlling interests.

Reconciliation of Income from Continuing Operations Attributable to EnPro Industries, Inc., Net of Tax to Adjusted Income from Continuing Operations Attributable to EnPro Industries, Inc. and Adjusted Diluted Earnings Per Share

	Quarters Ended September 30,
	2023				2022
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	8.3	21.0	$0.39		26.2	20.9	$1.26
Net loss from redeemable non-controlling interests	(0.1)				0.6
Income tax expense	14.7				9.1
Income from continuing operations before income taxes	22.9				35.9

Adjustments from selling, general, and administrative:
Non-controlling interest compensation allocations[2]	—				(0.6)
Amortization of acquisition-related intangible assets	17.1				18.7
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	2.2				0.1
Amortization of the fair value adjustment to acquisition date inventory	—				0.9
Adjustments from other non-operating expense:
Environmental reserve adjustment	0.4				0.1
Costs associated with previously disposed businesses	0.4				0.2
Pension income (non-service cost)	0.4				(0.7)
Foreign exchange losses related to the divestiture of a discontinued operation[3]	0.5				—
Other adjustments:
Other[4]	0.2				0.2
Adjusted income from continuing operations before income taxes	44.1				54.8
Adjusted income tax expense[5]	(11.1)				(14.8)
Net loss (income) from redeemable non-controlling interests	0.1				(0.6)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$33.1	21.0	$1.58	1	$39.4	20.9	$1.89	1

	Nine Months Ended September 30,
	2023				2022
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$15.7	21.0	$0.75		$64.2	20.9	$3.08
Net income (loss) from redeemable non-controlling interests	(4.3)				0.8
Income tax expense	17.0				19.8
Income from continuing operations before income taxes	28.4				84.8

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	0.1				1.0
Non-controlling interest compensation allocations[2]	(0.3)				(0.2)
Amortization of acquisition-related intangible assets	51.5				56.3
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	3.2				2.2
Amortization of the fair value adjustment to acquisition date inventory	—				12.1
Adjustments from other non-operating expense:
Asbestos receivable adjustment	—				2.8
Environmental reserve adjustment	0.5				(0.2)
Costs associated with previously disposed businesses	0.8				0.8
Pension income (non-service cost)	1.1				(2.1)
Goodwill impairment	56.6				—
Foreign exchange losses related to the divestiture of a discontinued operation[3]	1.5				—
Other adjustments:
Other[4]	0.3				0.6
Adjusted income from continuing operations before income taxes	143.7				158.1
Adjusted income tax expense[5]	(35.9)				(42.7)
Net loss (income) from redeemable non-controlling interests	4.3				(0.8)
Adjusted income from continuing operations attributable to EnPro Industries, Inc.	$112.1	21.0	$5.35	1	$114.6	20.9	$5.49	1
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
Reconciliation of Income from Continuing Operations Attributable to EnPro Industries, Inc., Net of Tax to Adjusted EBITDA

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Income from continuing operations attributable to EnPro Industries, Inc., net of tax	$8.3	$26.2	$15.7	$64.2
Net income (loss) attributable to redeemable non-controlling interests	(0.1)	0.6	(4.3)	0.8
Income from continuing operations	8.2	26.8	11.4	65.0

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	7.1	9.3	23.6	23.9
Income tax expense	14.7	9.1	17.0	19.8
Depreciation and amortization expense	23.6	25.7	71.1	77.9
Restructuring and impairment expense	2.2	0.1	3.2	2.2
Asbestos receivable adjustment	—	—	—	2.8
Environmental reserve adjustments	0.4	0.1	0.5	(0.2)
Costs associated with previously disposed businesses	0.4	0.2	0.8	0.8
Acquisition and divestiture expenses	—	—	0.1	1.0
Pension income (non-service cost)	0.4	(0.7)	1.1	(2.1)
Non-controlling interest compensation allocation[1]	—	(0.6)	(0.3)	(0.1)
Amortization of the fair value adjustment to acquisition date inventory	—	1.0	—	12.3
Goodwill impairment	—	—	60.8	—
Foreign exchange losses related to the divestiture of a discontinued operation[2]	0.5	—	1.5	—
Other	0.2	0.3	0.3	0.6
Adjusted EBITDA	$57.7	$71.3	$191.1	$203.9
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
2 In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that was denominated in a foreign currency. As a result of this note, we recorded a loss due to the change in exchange rate during the first quarter of 2023. In January 2023, we entered into a foreign exchange contract to hedge the exposure to exchange rate changes with respect to this note.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. We regularly enter into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled during 2023. The notional amount of foreign exchange contracts was $100.6 million and $103.3 million June 30, 2023 and December 31, 2022 respectively. All other foreign exchange contracts outstanding at December 31, 2022 expired in January 2023.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2023.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2023	—		—		—	$50,000,000	(1)
August 1 - August 31, 2023	—		—		—	$50,000,000	(1)
September 1 - September 30, 2023	257	(2)	$121.94	(2)	—	$50,000,000	(1)
Total	257	(2)	$121.94	(2)	—	$50,000,000	(1)
(1)In October 2022, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.

(2)In September 2023, a total of 257 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by EnPro. Of these shares, 71 shares were valued at a price of $123.90 per share, the closing trading price of our common stock on September 13, 2023, and 186 of these shares were valued at a price of $121.19 per share, the closing trading price of our common stock on September 29, 2023. Accordingly, the total 257 shares were valued at a weighted average price of $121.94. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 31st day of October, 2023.

ENPRO INDUSTRIES, INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer