Form 10-K
period 2023-12-31
Enpro Inc.
filed 2024-02-27
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31225
_____________________________________________________
ENPRO INC.
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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2023 was $2,772,553,359. As of February 8, 2024, there were 21,086,776 shares of common stock of the registrant outstanding, which includes 177,943 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 annual meeting of shareholders are incorporated by reference into Part III.

ENPRO INC.
PART I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “Enpro” and “Company” mean Enpro Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of Enpro Inc., par value $0.01 per share.
Background
We were incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was in anticipation of Goodrich’s announced spin-off of its Engineered Industrial Products segment by a distribution of the Company's common stock to existing Goodrich shareholders. The distribution took place on May 31, 2002.
Today, we are a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, photonics, industrial process, aerospace, food, biopharmaceuticals and life sciences. Enpro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that contribute key functionality or safeguard a variety of critical environments. Over the past several years, we have executed several strategic initiatives to create a portfolio of businesses that offers proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue in markets with favorable secular tailwinds. These initiatives, described in “Acquisitions” and “Dispositions” below, have increased our ability to provide solutions to the semiconductor, life sciences, and other technology industries. As of December 31, 2023, our continuing operations had 13 primary manufacturing and service facilities (approximately 50,000 square feet or larger) located in 6 countries, including the United States.
Our sales from continuing operations by geographic region in 2023, 2022 and 2021 were as follows:

	2023	2022	2021
	(in millions)
United States	$640.3	$687.4	$445.7
Europe	149.6	139.7	132.7
Other	269.4	272.1	262.0
Total	$1,059.3	$1,099.2	$840.4
We maintain an Internet website at www.enpro.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Our Corporate Governance Guidelines and the charters for each of our Board Committees (Audit and Risk Management, Compensation and Human Resources, Executive, and Nominating and Corporate Governance committees) are also available on our website, and copies of this information are available in print to any shareholder who requests it. Information included on or linked to our website is not incorporated by reference into this annual report.

Acquisitions
On December 28, 2023, our direct, wholly owned subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), entered into an agreement to acquire Advanced Micro Instruments, Inc. (“AMI”), for $210 million in cash, subject to customary purchase price adjustments related to the final acquisition date net working capital determination. AMI is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition.
Since the acquisition closed on January 29, 2024, the assets and operating results of AMI are not included in our 2023 consolidated financial statements. (see Note 21 to our Consolidated Financial Statements in this Form 10-K for information on this subsequent event). AMI's financial results will be included as part of our Sealing Technologies segment beginning January 29, 2024.

Based in Costa Mesa, California, AMI serves customers in the midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory, wastewater and aerospace markets. AMI offers a portfolio of oxygen, hydrogen sulfide and moisture analyzers and proprietary sensing capabilities that detect contaminants in a variety of processes, including natural gas and biogas streams, which enable operators to avoid flaring and, thereby, reduce CO2 emissions.
On December 17, 2021, EnPro Holdings, completed the acquisition of all issued and outstanding membership interests of TCFII NxEdge LLC (“NxEdge”). NxEdge is headquartered in Boise, Idaho and operates six main facilities located in California and Idaho. NxEdge is an advanced manufacturing, cleaning, coating, and refurbishment business serving the semiconductor industry. NxEdge engineers, manufactures and services leading-edge systems and components critical in the production of semiconductors, offers technically-advanced coatings and surface treatments along with refurbishment services and spare parts. NxEdge is included as part of our Advanced Surface Technologies segment. We paid $853.9 million, net of cash acquired, for the business.
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
In connection with the completion of the transaction, we entered into a limited liability operating agreement with respect to the Alluxa Acquisition Subsidiary in connection with the rollover transaction, with three equity owners of Alluxa, who were also executives of Alluxa, receiving approximately 7% of the equity interests of the Alluxa Acquisition Subsidiary in return for their contribution of the rollover shares of Alluxa. In the first quarter of 2024, we acquired all of these equity interests and became the sole owner of Alluxa.
In September 2019, Lunar Investment LLC ("Lunar"), a subsidiary of Enpro, acquired all of the equity securities of LeanTeq Co, LTD. and its affiliate LeanTeq LLC (collectively referred to as "LeanTeq"). As part of the transaction, two of the equity owners of LeanTeq, who were executives of the acquired entity (the "LeanTeq Executives"), acquired approximately a 10% ownership share of Lunar in the form of rollover equity. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq primarily provides refurbishment solutions for critical components and assemblies used in state-of-the-art semiconductor manufacturing equipment. This equipment is used to produce technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment solutions have historically represented approximately 65% of LeanTeq's total sales. LeanTeq’s suite of solutions includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added solutions. LeanTeq is included as part of our Advanced Surface Technologies segment. During the fourth quarter of 2022, Enpro acquired all of the equity interests of Lunar owned by the LeanTeq Executives and became the sole owner of LeanTeq.

Dispositions
During the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. ("GPT"), which was sold in January 2023. These businesses, along with Compressor Products International ("CPI"), which was divested on December 21, 2021, comprised our entire Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be a discontinued operation. Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 20 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the related disposition of those operations).
On January 30, 2023 we completed the sale of GPT. In 2023, we received $28.9 million, net of transaction fees and cash sold, resulting in a pretax gain of $14.6 million recognized in the first quarter of 2023.

The sale of GGB closed on November 4, 2022 to The Timken Company. We received $298.2 million, net of transaction fees and cash sold, including $3.1 million of payments made in Q1 of 2023. We recorded a pre-tax gain of $189.1 million as part of our discontinued operations in the fourth quarter of 2022.
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
On October 12, 2021, we entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) providing for the sale of specified equity interests and assets of our CPI business, which had been included in our Engineered Materials segment. The sale closed on December 21, 2021 and we recorded a pretax gain of $117.6 million in the fourth quarter of 2021 as a result of this transaction.
On September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and had been included in our Sealing Technologies segment. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statements of Operations.

Operations
We manage our business as two segments: a Sealing Technologies segment and an Advanced Surface Technologies segment. Our reportable segments are managed separately based on differences in their respective products and solutions, and end-customers. For financial information with respect to our business segments, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” and Note 18 to our Consolidated Financial Statements. Item 7 contains information about sales and profits for each segment, and Note 19 contains information about each segment’s sales by major end market, capital expenditures, depreciation and amortization, and assets.
Sales by market for the year ended December 31, 2023 were as follows:

	Year Ended December 31, 2023
	(in millions)
	Total	% of Total
Aerospace	$58.3	5.5%
Chemical and material processing	84.6	8.0%
Food and pharmaceutical	65.4	6.2%
General industrial	171.4	16.2%
Commercial vehicle	198.4	18.7%
Oil and gas	27.8	2.6%
Power generation	68.3	6.5%
Semiconductors	363.5	34.3%
Other	21.6	2.0%
Total third-party sales	$1,059.3	100.0%

Sealing Technologies Segment
Overview. Our Sealing Technologies segment, composed of three operating divisions, Garlock, Technetics and STEMCO, designs, engineers and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; elastomeric components; custom-engineered mechanical seals used in diverse applications; hydraulic components; test, measurement and sensing applications; sanitary gaskets; hoses and fittings for hygienic process industries; fluid transfer products for the pharmaceutical and biopharmaceutical industries; and commercial vehicle solutions used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways.

These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, hydrogen, natural gas, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, commercial vehicle, aerospace, medical, filtration and semiconductor fabrication. In all these industries, the performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers’ processes. Many of our products and solutions are used in highly demanding applications, often in incredibly harsh environments; for example, where extreme temperatures, extreme pressures, corrosive environments, strict tolerances, or worn equipment create challenges for product performance.
Sealing Technologies offers customers widely recognized applied engineering, innovation, process know-how and enduring reliability, driving a lasting aftermarket for many of our products and solutions. Aftermarket or recurring revenue approximates two-thirds of our Sealing Technologies segment’s total revenue.
Garlock consists of two companies: Garlock Sealing Technologies (GST) and Garlock Hygienic Technologies (GHT).
GST engineers, designs, manufactures and markets metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; hydraulic components; expansion joints; and wall penetration products.
Gasket products are used for sealing flange joints in a number of applications including in chemical, petrochemical and pulp and paper processing facilities where high pressures, high temperatures and corrosive chemicals create the need for specialized and highly engineered sealing products. Our products are also used in sanitary markets, such as food and beverage and pharmaceuticals, where product integrity and safety are extremely important. We sell these gasket products under a number of brand names, including: Garlock®, Gylon®, Blue-Gard®, ONE-UP®, Bio-Pro®, Tuf-Steel®, Detectomer®, and LINK-SEAL®. These products have a long-standing reputation for performance and reliability within the industries we serve.
Dynamic elastomeric seals are used in rotating applications to contain the lubricants that protect bearings from excessive friction and heat generation. Because these sealing products are utilized in dynamic applications, they are subject to wear. Durability, performance, and reliability are, therefore, critical requirements of our customers. These rotary seals are used for many markets, including for demanding applications in the steel, machine building, and mining and pulp and paper processing industries, under the well-known brand names Klozure® and PS Seal.
Compression packing is used to provide sealing in pressurized, static and dynamic applications such as pumps and valves. Major markets for compression packing products are the pulp and paper, mining, petrochemical and hydrocarbon processing industries. Branded products for these markets include 9000 EVSP®, Quickset®, and Graph-lock®.
GHT, includes Rubber Fab and The Aseptic Group, which together, design, manufacture and sell fluid process solutions, including: single-use hygienic seals, tubing, components and assemblies, primary for food and pharma markets.
Technetics designs, manufactures and sells high performance metal seals, mechanical seals, and elastomeric seals. These products are used in extreme applications for a variety of industries, including semiconductor, aerospace (including commercial space), power generation, oil and gas, life sciences and other markets. Technetics’ brands include HELICOFLEX®, TEXEAL®, FELTMETAL™, CEFILAC GPA®, Qualiseal®, CEFIL’AIR®, and ORIGRAF®.
STEMCO designs, manufactures and sells commercial vehicle components and systems including: preadjusted hub systems; seals; hubcaps; mileage tracking products; bearings; locking fasteners; suspension components, such as steering knuckle king-pins and bushings, spring pins and bushings; and other polymer bushing components. Its products primarily serve the medium and heavy-duty commercial vehicle market. STEMCO’s product brands include STEMCO®, STEMCO Kaiser®, Discover®, QWICKTIE®, GritGuard®, Guardian HP®, Voyager®, Discover®, Auto-Torq®, Pro-Torq®, Zip-Torq®, Sentinel®, Defender™, DataTrac®, and QwikKit®.
Customers. Our Sealing Technologies segment sells products and solutions to industrial agents and distributors, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Solutions are offered to a broad range of global customers, with approximately 43% of sales delivered to customers outside the United States in 2023. Representative customers include Sanofi, Motion Industries, Applied Industrial Technologies, Electricite de France, AREVA S.A., Bayer AG, BASF SE, Chevron Corporation, General Electric Company, Georgia-Pacific Corporation, Eastman Chemical Company, Exxon Mobil Corporation, Minara Resources, Queensland Alumina, AK Steel Corporation, Volvo Corporation, Wabash Trailer, Great Dane Trailer, Mack Volvo Corporation, Daimler Corporation, PACCAR, Carlisle Interconnect Technologies, Schlumberger, and Flextronics.
Competition. Our businesses differentiate themselves from competitors with product performance and reliability, as well as customer service, application expertise, technical support, delivery terms, breadth of product offering, reputation for quality, and the availability of product. Our leading brand names, including Garlock®, Technetics®, and STEMCO®, have been built upon long-standing reputations for reliability and durability. In addition, the breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier among our agents and distributors. We believe that our Sealing Segment’s record of product performance in the major markets it serves is a significant competitive advantage. Major competitors include A.W. Chesterton Company, Klinger Group, Teadit, Lamons, SIEM/Flexitallic, SKF USA Inc., Consolidated Metco, Firestone, Saint-Gobain, Eaton Corporation, Parker Hannifin Corporation, and Miropro Co. Ltd.
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
Advanced Surface Technologies Segment
Overview. Our Advanced Surface Technologies (AST) segment is composed of four operating businesses, NxEdge, Technetics Semi, LeanTeq, and Alluxa. Our AST segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s products and solutions include: (i) cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment, (ii) designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets, (iii) engineering and manufacturing complex front-end wafer processing sub-systems and new and refurbished electrostatic chuck pedestals for the semiconductor equipment industry, and (iv) engineering and manufacturing edge-welded metal bellows for the semiconductor equipment industry and critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive products and solutions that enable the maintenance of our customers’ high-value processes through an entire life cycle.
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
Technetics Semi engineers and manufactures complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, thin film coatings, and edge-welded metal bellows for the semiconductor equipment industry. These capabilities are also leveraged for high reliability in critical applications for space, aerospace and defense markets.
LeanTeq provides cleaning, coating, testing, refurbishment and verification solutions for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. LeanTeq offers highly differentiated, proprietary, technology-enabled processes, market-leading process tool expertise, and broad materials proficiency. These capabilities extend the life cycles of parts and shorten the time for cleaning of chamber components.
Alluxa manufactures specialized optical filters and thin-film coatings for challenging applications in the industrial technology, life sciences, and semiconductor markets. Its products are developed through a proprietary coating process using state-of-the-art, advanced equipment. Alluxa partners with customers across major end markets to provide customized, complex precision coating solutions through Alluxa’s specialized technology platform and proprietary processes.
Customers. Our Advanced Surface Technologies segment sells products and solutions to OEMs, IDMs, industrial agents and distributors, and end users worldwide. Advanced Surface Technologies’ products and solutions are offered to global customers, with approximately 34% of sales delivered to customers outside the United States in 2023. Representative customers include leading global manufacturers of semiconductor manufacturing equipment, such as Applied Materials and ASML, as well as manufacturers of equipment used in the life sciences and industrial technology industries and government defense contractors. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry and the loss of one or more of those key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Research and Development
Our research and development efforts strengthen our product portfolios in our more traditional markets while simultaneously creating distinctive and breakthrough products and solutions across the company. We utilize a process to move innovations from concept to commercialization, and to identify, analyze, develop and implement new product concepts and opportunities to expand market adjacencies with differentiated and compelling products that solve critical problems for our customers.
We employ scientists, engineers and technicians throughout the organization to develop, design and test new and improved products and solutions. We work closely with our customers to identify issues and solve technical problems for critical applications. The majority of our research and development spending typically is directed toward the development of new solutions for the most demanding environments, the development of technology to support the production, cleaning and refurbishment of critical semiconductor manufacturing equipment components, and advancing our technological and process know-how to develop opportunities in new and/or adjacent niche markets that will continue to differentiate the company.
Backlog
At December 31, 2023, we had a backlog of orders valued at $225.4 million, of which $110.4 million related to Sealing Technologies and $115.0 million related to Advanced Surface Technologies compared with $310.7 million at December 31, 2022, of which $123.9 million related to Sealing Technologies and $186.8 million related to Advanced Surface Technologies. Approximately 5% of the December 31, 2023 backlog is expected to be filled beyond 2024. Backlog represents orders on hand that we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered.
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
As of December 31, 2023, 31 of our manufacturing and service facilities were ISO 9000 certified. Three of our facilities are ISO 14001 certified.
Patents, Trademarks and Other Intellectual Property
We maintain a number of patents and trademarks issued by the U.S. and other countries relating to the name and design of our products and have granted licenses to some of these patents and trademarks. We routinely evaluate the need to protect new and existing products through the patent and trademark systems in the U.S. and other countries. We also have unpatented proprietary information, consisting of engineering, design, and process know-how, along with trade secrets relating to the design, manufacture and operation of our products and their use, and to certain services we perform. Except for proprietary formulations and know-how in our Advanced Surface Technologies segment, we do not consider our business as a whole to be materially dependent on any particular patent, patent right, trademark, trade secret or license granted or group of related patents, patent rights, trademarks, trade secrets or licenses granted.
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

Human Capital
As of December 31, 2023, we had approximately 3,500 employees, of which approximately 66% are in North America, 12% in Europe, and 22% in Asia Pacific.
We strive to create an environment where all colleagues can flourish and develop, and view human development as a basic right, and a core foundation to achieving excellence. Enpro is a dual-bottom line company - with the development of our colleagues and their excellence inextricably linked to a productive environment that drives strong financial performance. Safety, excellence, and respect are our enduring core values and are the standard by which we measure all our actions, including how we treat our colleagues, physically and psychologically.
In 2023, we introduced a new performance management and development process, placing emphasis on both manager engagement and employee ownership. We regularly conduct employee engagement and satisfaction surveys, including one completed in early 2023. Results from these surveys and engagement activities help senior management drive advances in our workplace and culture as we continuously focus on ways to improve our way of working.
Focus on Safety and Wellbeing of our Employees. Our core value of safety includes physical safety on our factory floors and the wellness and psychological safety of colleagues. We have worked for many years to develop a world-class safety program and culture, where the intention is that each colleague goes home each day as healthy as they arrived. Our commitment to safety has resulted in our being the only public company to have been recognized on three separate occasions by EHS Today as “America’s Safest Company.” Each year, we enhance our safety culture and safety programs. In 2023, we strengthened our safety onboarding programs so that our newest colleagues can thoroughly understand our safety culture and expectations, which are often much different from their prior places of employment. In 2024, we are working towards alignment with ISO 45001 at our major manufacturing locations. This alignment will drive our continual improvement efforts within safety.
Competitive Pay, Benefits and Equity: We provide comprehensive compensation and benefits programs that are designed to attract and retain colleagues – our most valuable resource. Our compensation programs include a focus on building long-term value and alignment with our stakeholders, including a sizable portion of compensation at appropriate levels designed to foster a culture of ownership and alignment with our shareholders. We have improved our benefit programs each year to meet the changing needs of our employees and their families. In the United States, this includes a company-wide minimum wage of $15 per hour, a 401k plan with an above-market company match, an award-winning health and wellbeing program, flexible vacation, and time off policies, enhanced employee assistance programs, paid family leave, and comprehensive healthcare benefits, as well as company-paid long-term disability, critical illness, and accident coverage.
We continue to focus on the mental wellbeing of our colleagues through company-wide resource groups that focus on mental health and inclusion, as well as through our employee assistance programs.
Focus on Diversity and Respect. A diverse workforce and a commitment to diverse, innovative thinking are critical to our long-term growth and success. We continue to utilize inclusive practices within our talent acquisition practices, including diverse candidate slates and diverse interview panels. We have implemented tools and structures to reduce bias during the interview and selection process, including unconscious bias training. We provided Diversity Without Division training to our first line supervisors. Our gender and ethnic/racial diversity including senior management and through two levels down is 47% diverse, a testament to our focus on creating a diverse and inclusive environment, and one with opportunity for growth and development.
The positive impact of our care, compassion, and flexible programs is demonstrated by our employee retention rates. In a market with volatile turnover, our aggregate retention rates are at or above market level, in part due to our culture and due to our progressive approach to employee development and focus on employee well-being.
Focus on the Communities and our New Employee Assistance Fund. In 2020, we launched the Enpro Foundation to support charitable organizations in the communities where our colleagues live and work. Enpro has contributed $1.75 million to the Enpro Foundation since its formation in 2020 and our Foundation has made $690,000 in donations, with a special focus on charitable organizations nominated by our colleagues. Through our Foundation, we have created and funded an employee assistance fund, administered by a third-party that specializes in this type of fund, where we can confidentially assist employees that are facing difficult challenges, including family sickness or impact from natural disasters or other tragedies, in a way that is objective and respectful.

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
The reliance of our Advanced Surface Technologies segment on a small number of significant customers may adversely affect our financial results
A majority of the revenues of our Advanced Surface Technologies segment are derived from manufacturing, cleaning, coating and refurbishing components used in advanced node semiconductor manufacturing equipment. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry, including a customer that accounted for approximately 26% of our 2023 consolidated net sales, and the loss of the segment’s relationship with that customer or other key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consolidation among our customers, or a decision by any one or more of our customers to no longer outsource the type of solutions provided by our Advanced Surface Technologies segment, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
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
Increased costs for raw materials, the termination of existing supply arrangements or other disruptions of our supply chain has had, and could continue in the future to have, a material adverse effect on our business.
We have seen organic changes related to price increases of raw materials over the past several years. The prices of some of our raw materials may continue to increase due to supply chain limitations or the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows. In addition, we have limited sources for certain key raw materials and other supplies.
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
Evolving regulatory restrictions on per- and polyfluoroalkyl substances (PFAS) may restrict the manufacture or use of fluoropolymers, including PTFE, which are currently included as critical components in certain of our products.
In February 2023, the European Chemical Agency (ECHA) proposed several options for restricting the manufacture, import and use of PFAS in the EU under the Registration, Evaluation, Authorization and Restriction of Chemicals (REACH) regulations, potentially including PTFE and/or the fluorosurfactants that our suppliers use to manufacture PTFE. ECHA is in the process of evaluating these proposed options and preparing opinions on the socio-economic, environmental and health impacts of the proposal for consideration by the European Commission. PTFE resins are currently a critical raw material in the manufacture of certain of our products, and are included as components of several of our final products. If the manufacture or use of PTFE resins were restricted by this or other emerging regulations in the coming years, or if a substantial number of our suppliers discontinued production of PTFE resins due to regulatory pressures, and if we were unable to develop products using substitute materials that provide the same reliability and performance as our current products, our results of operations could be adversely affected.
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
Risks Related to Our Acquisition Activities
We have made and expect to continue to make acquisitions, which could involve certain risks and uncertainties.
We expect to continue to make acquisitions in the future. Acquisitions involve numerous inherent challenges, such as properly evaluating acquisition opportunities, properly evaluating risks and other diligence matters, ensuring adequate capital availability and balancing other resource constraints. There are risks and uncertainties related to acquisitions, including: difficulties integrating acquired technology, operations, personnel and financial and other systems; unrealized sales expectations from the acquired business; unrealized synergies and cost savings; unknown or underestimated liabilities; diversion of management attention from running our existing businesses; and potential loss of key management, employees or customers of the acquired business. In addition, internal controls over financial reporting of acquired companies may not be up to required U.S. public company standards. Our integration activities may place substantial demands on our management, operational resources and financial and internal control systems. Customer dissatisfaction or performance problems with an acquired business, technology, service or product could also have a material adverse effect on our reputation and business.
Risks Related to Our Prior Ownership of Disposed Businesses
We have exposure to some contingent liabilities relating to previously owned businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows in any fiscal period.
We have contingent liabilities related to discontinued operations and previously owned businesses of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities. For example, in 2014 when our then Fairbanks Morse division and a consortium partner entered into a multi-year arrangement with Electricite de France ("EDF") to supply opposed-piston, diesel engine generator set to EDF for emergency backup power at 20 of EDF's nuclear power plants in France, Enpro Inc. guaranteed the performance of Fairbanks Morse's obligations under agreements with our consortium partner, which guarantee continues to be in place following our sale of Fairbanks Morse, though both Fairbanks Morse and the purchaser of Fairbanks Morse have agreed to indemnify us for any payments we are required to make pursuant to such guarantee.
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
Because we sell our products and provide services in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2023, we derived approximately 40% of our net sales from sales of our products and solutions outside of the U.S. Outside the U.S., we operate 6 primary manufacturing and service facilities (approximately 50,000 square feet or larger) located in 5 countries. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:
•unfavorable fluctuations in foreign currency exchange rates, including long-term contracts denominated in foreign currencies;
•adverse changes in foreign tax, legal and regulatory requirements;
•political and economic instability, including any conflict or threat of conflict that may affect Taiwan;
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
Borrowings under our revolving credit facility and our term loan facilities incur interest which is variable based on fluctuations in the referenced Secured Overnight Financing Rate ("SOFR"). Increases in the referenced SOFR will increase the Company's borrowing costs and negatively impact financial results and cash flows.
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
In the future, we may sell additional shares of our common stock to raise capital or issue shares of common stock as consideration in connection with an acquisition. In addition, a reasonable number of shares of our common stock are reserved for issuance under our equity compensation plans, including shares to be issued upon the vesting of restricted stock unit or performance share awards. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 1C.	CYBERSECURITY
Risk Management Strategy

We recognize the critical importance of effectively managing cybersecurity risks to protect our businesses, intellectual property, employees, and customers. We manage cybersecurity risks as part of our broader enterprise risk management framework, which allows us to leverage existing, robust processes for assessing the effectiveness and coverage of our controls.
In recent years, we have invested significant time and resources to develop, implement, and maintain a robust set of cybersecurity measures, which all support our efforts to mitigate potential risks to the confidentiality, integrity, and availability of our data and critical business systems. Since the cybersecurity risk landscape is in a constant state of change, we employ a continuous, multi-layered approach to assess and measure the effectiveness of our cybersecurity defenses. Our approach includes using select third-party resources, including external cybersecurity consultants, auditors, and technologies, along with our internal staff, to benchmark, measure, and improve our cybersecurity risk management systems and processes, and ensure alignment with industry best practices.
Due to the increasing risk of third and fourth-party business relationships, we implemented a Third-Party Risk Management (“TPRM”) Program to evaluate and monitor our network of external partners, vendors, suppliers, and service providers. Capabilities of our TPRM program include continuous monitoring of third parties, secure vendor remote access, and security architecture to protect against cyber threats introduced through other business-to-business (“B2B”) system integrations.
In addition to above, we have implemented and maintained the following cybersecurity measures as part of our efforts to assess, identify, and manage material risks from cybersecurity threats, and to protect against, detect and respond to cybersecurity incidents (as defined in Item 106(a) of Regulation S-K):
•Security Operations Program - a security operations program to bolster real-time cybersecurity incident detection and response capabilities;
•Security Control Framework - a security control framework that aligns with industry accepted best practices and prioritizes implementation of critical cybersecurity controls;
•Incident Response Plan - a cybersecurity Incident Response Plan, designed to effectively address cybersecurity incidents while promoting cross-functional coordination across the organization;

•Tabletop Exercises - periodic internal and vendor-led tabletop exercises to assess the effectiveness, relevance, and completeness of the Incident Response Plan;
•Assessments - annual cybersecurity assessments, which focus on identifying and remediating vulnerabilities that present the most significant organizational risks;
•Training - security awareness training for all salaried personnel that highlights critical organizational risks through quarterly phishing simulation campaigns, “lunch and learns”, monthly communication updates, and regular cybersecurity learning modules;
•Insurance - cybersecurity insurance policies and periodic reviews of our policies and coverage levels; and
•Monitoring Legal/Regulatory Developments – review of emerging data protection, data privacy, and other relevant cybersecurity laws and regulations to determine appropriate changes to cybersecurity controls and processes.
Please see Item 1A. Risk Factors in this Form 10-K for more information regarding cybersecurity-related risks that could materially affect our business strategy, results of operations, or financial condition, including under the heading “Our business may be adversely affected by information technology disruptions”.
Board and Management Oversight
Our Board of Directors has delegated to its Audit and Risk Management Committee (the “Audit Committee”), which consists of all of our non-management directors, the authority and responsibility to oversee our company’s compliance program, including our cybersecurity program. Accordingly, the Audit Committee oversees our approach to cybersecurity risk management and plays a critical role in the governance of our cybersecurity risk management program.

From a management perspective, our Chief Information Security Officer (“CISO”) and Chief Information Officer (“CIO”) lead our cybersecurity efforts. Our CISO has extensive experience in cybersecurity, including creating and supporting cybersecurity programs for larger publicly-traded companies, obtaining cybersecurity certifications, participating in relevant cybersecurity leadership communities, and public speaking engagements on cybersecurity topics. He leads a cross functional cybersecurity team, which includes members of our legal department and internal audit function. As part of his job function, our CISO is charged to remain informed of the latest developments in cybersecurity, including the evolving threat landscape, as well as risk management improvement methods. This continual focus and understanding of the threat landscape, as well as risk treatment practices, is required to ensure that the CISO can effectively manage the Company’s efforts to prevent, detect, mitigate, and remediate cybersecurity incidents.
Our CISO implements a program and supporting processes to proactively assess systems for vulnerabilities, while taking a risk-based approach to prioritize remediation steps. Should a cybersecurity incident occur, the CISO would reference an incident response plan and supporting playbooks to support the incident response process. We regularly test our incident response process by leveraging a combination of internal resources and trusted third-party consultants to test our response readiness and the completeness of our incident response plan, including through the use of tabletop exercises.
Our CISO and CIO regularly advise the Audit Committee on cybersecurity risks and the company’s cybersecurity program, including quarterly updates and comprehensive briefings to the Audit Committee at least annually. During these briefings, our cybersecurity leaders advise the Audit Committee regarding (i) the current threat landscape and related risks; (ii) the Company’s security posture and compliance efforts; and (iii) current cybersecurity strategy and recommended next steps to address cybersecurity threats on a risk-adjusted basis.
Our CISO and CIO serve as members of our Compliance Committee, which is a management committee consisting of leaders from key functions, including legal, internal audit, finance and compliance. The Compliance Committee receives regular updates from the CISO and CIO on cybersecurity risks and threats.
The practice of our CISO and CIO is to communicate significant cybersecurity matters directly to senior management, including our Chief Executive Officer, Chief Financial Officer and General Counsel, which ensures that our executive management team remains continually informed of critical events impacting our business.
For cybersecurity matters deemed material to the Company, senior management will communicate such matters directly to the Audit Committee to enable members of the Audit Committee to offer comprehensive oversight and guidance on crucial cybersecurity matters.

ITEM 2.	PROPERTIES
We are headquartered in Charlotte, North Carolina and have 13 primary manufacturing and service facilities located in 6 countries, including the U.S. The following table outlines the location, business segment and size of our primary facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York	Sealing Technologies	Owned	690,000
Longview, Texas	Sealing Technologies	Owned	219,000
Morgan Hill, California	Advanced Surface Technologies	Leased	156,000
Boise, Idaho	Advanced Surface Technologies	Owned	92,000
Tempe, Arizona	Advanced Surface Technologies	Owned	75,000
Houston, Texas	Sealing Technologies	Leased	66,000
Deland, Florida	Sealing Technologies	Owned	50,000
Foreign
Mexico City, Mexico	Sealing Technologies	Owned	128,000
Saint Etienne, France	Sealing Technologies	Owned	108,000
Taoyuan City, Taiwan	Advanced Surface Technologies	Leased	103,000
Neuss, Germany	Sealing Technologies	Leased	97,000
Sherbrooke, Canada	Sealing Technologies	Owned	86,000
Montbrison, France	Sealing Technologies	Owned	79,000
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Eric A. Vaillancourt	60	President, Chief Executive Officer and Director
J. Milton Childress II	66	Executive Vice President and Chief Financial Officer
Robert S. McLean	59	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Steven R. Bower	65	Senior Vice President, Controller and Chief Accounting Officer
Meredith L. Manz	43	Senior Vice President and Chief Human Resources Officer
Ronald R. Angelillo	53	Vice President, Tax
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
Meredith L. Manz is currently Chief Human Resources Officer and Senior Vice President of Human Resources and has held that position since July 31, 2023. Prior to joining Enpro, Ms. Manz served as Managing Director with Manz Coaching & Consulting, LLC from September 2021 through July 2023 and Senior Change Management Advisor with Switch Consulting Group from August 2022 through December 2022. Prior to that, Ms. Manz served as Head, Employee Engagement NA & Global Leadership Program, AP with BASF, having previously served as Vice President, Global Human Resources from August 2018 through September 2021. Prior to that, Ms. Manz served as Head of Global HR Pre-Merger Planning with Bayer

Crop Science, having previously served as Vice President, Global Human Resources from October 2011 through August 2018. Prior to that, Ms. Manz held positions of increasing responsibility with Nortel Networks, culminating in her position as HR Business Partner, Latin American Operations, Supply Chain & Manufacturing from September 2006 through November 2008.
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
As of December 31, 2023, there were 1,982 holders of record of our common stock.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2023.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2023	—		—		—	$50,000,000	(1)
November 1 – November 30, 2023	—		—		—	$50,000,000	(1)
December 1 – December 31, 2023	208	(2)	$151.74	(2)	—	$50,000,000	(1)
Total	208	(2)	$151.74	(2)	—	$50,000,000	(1)

(1)In October of 2022, our board of directors authorized the expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.
(2)In December 2023, a total of 208 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 64 shares were valued at a price of $140.49 per share, the closing trading price of our common stock on December 13, 2023, and 144 of these shares were valued at a price of $56.74 per share, the closing trading price of our common stock on December 31, 2023. Accordingly, the total 208 shares were valued at a weighted average price of $151.74. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the annual change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and the S&P 600 Capital Goods Index.
Returns have been calculated assuming the investment of $100 in each of the securities or indices on December 31, 2018, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2018, and continuing through December 31, 2023. Past performance is not necessarily indicative of possible future returns.

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
Forward-Looking Statements
This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the SEC. The words “may,” “hope,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “continue,” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. We believe that it is important to communicate our future expectations to our shareholders, and we therefore make forward-looking statements in reliance upon the safe harbor provisions of the Act. However, there may be events in the future that we are not able to accurately predict or control, and our actual results may differ materially from the expectations we describe in our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to: the risks and uncertainties set forth in Item 1A of this annual report, entitled “Risk Factors” and in this Management's Discussion and Analysis of Financial Condition and Results of Operations. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law. Whenever you read or hear any subsequent written or oral forward-looking statements attributed to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted income from continuing operations attributable to Enpro Inc., adjusted diluted earnings per share attributable to Enpro Inc. continuing operations, adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures, other than total adjusted segment EBITDA, to the comparable GAAP measures are included in "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures," while the reconciliation of total adjusted segment EBITDA is included in "—Results of Operations."
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

Overview
Overview. Enpro is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, industrial process, commercial vehicle, sustainable power generation, aerospace, food and pharmaceuticals, photonics, and life sciences. We have 13 primary manufacturing and service facilities located in 6 countries, including the United States. Enpro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.
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
Our Sealing Technologies segment engineers and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; elastomeric components; custom-engineered mechanical seals used in diverse applications; hydraulic components; test, measurement and sensing applications; sanitary gaskets; hoses and fittings for hygienic process industries; fluid transfer products for the pharmaceutical and biopharmaceutical industries; and commercial vehicle solutions used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways.
These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, hydrogen, natural gas, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, commercial vehicle, aerospace (including commercial space), medical, filtration and semiconductor fabrication. In all these industries, the performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers’ processes. Many of our products and solutions are used in highly demanding applications, often in harsh environments, where the cost of failure is extremely high relative to the cost of our offerings to our customers. These environments include those where extreme temperatures, extreme pressures, corrosive agents, strict tolerances, or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know- how and enduring reliability, driving a lasting aftermarket for many of our products and solutions.
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s products and solutions include: (i) cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in semiconductor manufacturing equipment, with meaningful exposures to state-of-the-art advanced node chip applications; (ii) designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets; (iii) engineering and manufacturing complex front-end wafer processing sub-systems and new and refurbished electrostatic chuck pedestals for the semiconductor equipment industry; and (iv) engineering and manufacturing edge-welded metal bellows for the semiconductor equipment industry and critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive products and solutions that enable the performance of our customers’ high-value processes through an entire life cycle..
Acquisitions
On December 28, 2023, our direct, wholly owned subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), entered into an agreement to acquire Advanced Micro Instruments, Inc. (“AMI”), for $210 million in cash, subject to customary purchase price adjustments related to the final acquisition date net working capital determination. AMI is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition.
The acquisition closed on January 29, 2024 and thus the assets and operating results of AMI are not included in our 2023 consolidated financial statements. (see Note 21 to our Consolidated Financial Statements in this Form 10-K for information on this subsequent event). AMI's financial results will be included as part of our Sealing Technologies segment beginning January 29, 2024.
Based in Costa Mesa, California, AMI serves customers in the midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory, wastewater and aerospace markets. AMI offers a portfolio of oxygen, hydrogen sulfide and moisture analyzers and proprietary sensing capabilities that detect contaminants in a variety of processes, including natural gas and biogas streams, which enable operators to avoid flaring and, thereby, reduce CO2 emissions.
On December 17, 2021, EnPro Holdings acquired all issued and outstanding membership interests of TCFII NxEdge LLC (“NxEdge”). The consideration paid by EnPro Holdings was $853.9 million in cash, net of cash acquired, subject to customary purchase price adjustments related to the final acquisition date net working capital determination. We funded the acquisition of NxEdge with available cash and borrowings under our senior credit facilities.
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
In connection with the completion of the transaction, we entered into a limited liability operating agreement with respect to the Alluxa Acquisition Subsidiary in connection with the rollover transaction, with three equity owners of Alluxa, who were also executives of Alluxa, receiving approximately 7% of the equity interests of the Alluxa Acquisition Subsidiary in return for their contribution of the rollover shares of Alluxa. In the first quarter of 2024, we acquired all of these equity interests in the Alluxa Acquisition Subsidiary for $17.9 million and became the sole owner of Alluxa.
In September 2019, Lunar Investment LLC ("Lunar"), a subsidiary of Enpro, acquired all of the equity securities of LeanTeq Co, LTD. and its affiliate LeanTeq LLC (collectively referred to as "LeanTeq"). As part of the transaction, two of the equity owners of LeanTeq, who were executives of the acquired entity (the "LeanTeq Executives"), acquired approximately a 10% ownership share of Lunar in the form of rollover equity. Founded in 2011 and headquartered in Taoyuan City, Taiwan, LeanTeq has two locations in Taiwan and one in the United States (Silicon Valley). LeanTeq primarily provides refurbishment solutions for critical components and assemblies used in state-of-the-art semiconductor manufacturing equipment. This equipment is used to produce technologically advanced microchips for smartphones, autonomous vehicles, high-speed wireless connectivity, artificial intelligence, and other leading-edge applications. LeanTeq partners closely with original equipment manufacturers throughout the development and production lifecycle to achieve Process of Record qualifications, enabling long-term, recurring aftermarket revenue. Aftermarket refurbishment solutions have historically represented approximately 65% of LeanTeq's total sales. LeanTeq’s suite of solutions includes cleaning, coating, analytical testing, inspection and verification, kit assembly, failure analysis, and other value-added solutions. LeanTeq is included as part of our Advanced Surface Technologies segment. During the fourth quarter of 2022, Enpro acquired all the equity securities of Lunar owned by the LeanTeq Executives for an anticipated $42.8 million and became the sole owner of LeanTeq. As a result of this purchase transaction, $35.0 million of our Redeemable Non-Controlling Interests was reclassified as a liability. We paid $41.9 million in December 2022, which was the minimum purchase price for these equity securities, of which $7.8 million eliminated our outstanding deferred compensation liability and $34.1 million reduced the liability attributable to the redeemable non-controlling interest acquisition. As a result of the financial performance of LeanTeq in November 2023, we will make a final $1.1 million payment to the LeanTeq Executives in the first quarter of 2024. We have recorded this payment as a liability included in accrued expenses on our consolidated balance sheet as of December 31, 2023.

Discontinued Operations
During the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. ("GPT"). These businesses, along with Compressor Products International ("CPI"), which was divested on December 21, 2021, comprised our entire Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be a discontinued operation.
On January 30, 2023 we completed the sale of GPT. In 2023, we received $28.9 million, net of transaction fees and cash sold, resulting in a pretax gain of $14.6 million recognized in the first quarter of 2023.
The sale of GGB closed on November 4, 2022 to The Timken Company. We received $298.2 million, net of transaction fees and cash sold, including $3.1 million of payments made in Q1 of 2023. We recorded a pre-tax gain of $189.1 million as part of our discontinued operations in the fourth quarter of 2022.
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

Unless otherwise indicated, amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations pertain to continuing operations only (see Note 20 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the related disposition of those operations)

Other Dispositions
On September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and had been included in our Sealing Technologies segment. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statements of Operations.

Global Sales
Please refer to Item 1, "Business-Background" for information with respect to our sales by geographic region in 2023, 2022 and 2021.

Highlights
Financial highlights for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
	(in millions, except per share data)
Net sales	$1,059.3	$1,099.2	$840.4
Income from continuing operations attributable to Enpro Inc.	$10.8	$6.7	$56.9
Net income attributable to Enpro Inc.	$22.2	$205.1	$177.9
Diluted earnings (loss) per share from continuing operations attributable to Enpro Inc.	$0.51	$0.32	$2.74
Adjusted income from continuing operations attributable to Enpro Inc.[1]	$137.0	$141.8	$87.9
Adjusted diluted earnings per share attributable to Enpro Inc. continuing operations [1]	$6.54	$6.79	$4.23
Adjusted Segment EBITDA [2]	$287.8	$300.6	$215.1
Adjusted EBITDA [1]	$238.0	$257.4	$162.4
1 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in "— Reconciliation of Non-GAAP Financial Measure to the Comparable GAAP Measure" at the end of this section.
2 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in " — Results of Operations".
Sales decreased 3.6% in 2023, with weakness in the semiconductor industry as the primary driver. Sealing Technologies sales increased 5.5%, driven by strategic pricing and sales optimization initiatives, along with strong demand in nuclear energy, aerospace, space and commercial vehicle markets. AST sales were down 15.7% as the semiconductor industry cycled downward during 2023.
We remain committed to our strategy to create long-term shareholder value with disciplined investments driving organic growth and innovation, strategic acquisitions, and returning capital to shareholders. In connection with our growth strategy, we regularly evaluate acquisitions that will broaden our capabilities and expand our market positions. Our portfolio presents technology leadership, compelling profitability, high cash flow return on investment, with favorable secular tailwinds.

Results of Operations

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Sales
Sealing Technologies	$658.4	$624.3	$599.8
Advanced Surface Technologies	401.2	476.1	247.3
	1,059.6	1,100.4	847.1
Intersegment sales	(0.3)	(1.2)	(6.7)
Total sales	$1,059.3	$1,099.2	$840.4

Income from continuing operations attributable to Enpro Inc.	$10.8	$6.7	$56.9

Adjusted Segment EBITDA
Sealing Technologies	$192.3	$159.1	$141.9
Advanced Surface Technologies	95.5	141.5	73.2
Total Adjusted Segment EBITDA	$287.8	$300.6	$215.1

Reconciliations of Income from continuing operations attributable to Enpro Inc. to Adjusted Segment EBITDA
Income from continuing operations attributable to Enpro Inc.	$10.8	$6.7	$56.9
Plus: net income (loss) attributable to redeemable non-controlling interests	(3.9)	(2.8)	0.4
Income from continuing operations	6.9	3.9	57.3
Income tax expense	(30.8)	(24.4)	(8.7)
Income from continuing operations before income taxes	37.7	28.3	66.0
Acquisition and divestiture expenses	1.1	0.5	0.4
Non-controlling interest compensation allocation	(0.3)	(0.6)	5.3
Amortization of the fair value adjustment to acquisition date inventory	—	13.3	9.9
Restructuring and impairment costs	4.0	1.9	2.4
Depreciation and amortization expense	94.3	102.8	63.5
Corporate expenses	49.5	47.0	64.9
Interest expense, net	30.1	33.9	13.7
Goodwill impairment	60.8	65.2	—
Other expense (income), net	10.6	8.3	(11.0)
Adjusted Segment EBITDA	$287.8	$300.6	$215.1

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
Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that was subject to reduction for certain types of employment terminations of the sellers. This expense was recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. We acquired all of the LeanTeq non-controlling interests in the fourth quarter of 2022 and all of the Alluxa non-controlling interests in the first quarter of 2024.

Other income (expense), net in the table above contains all items included in other (operating) expense and other income (expense) on our Consolidated Statements of Operations for the years ending December 31, 2023, 2022, and 2021 with the exception of $4.0 million, $1.9 million, and $2.4 million, respectively, of segment restructuring costs and $1.0 million, $1.1 million and $0.1 million of corporate restructuring costs in 2023, 2022 and 2021, respectively. Additionally, other income (expense), net in the table above for the years ending December 31, 2023, 2022, and 2021 also includes $1.6 million, $(1.8) million, and $3.4 million, respectively, of miscellaneous expenses (credits) that are either not associated with a particular segment or not considered part of administering the corporate headquarters. These expenses are included in selling, general and administrative expense on our Consolidated Statements of Operations.
2023 Compared to 2022

Sales of $1,059.3 million in 2023 decreased 3.6% from $1,099.2 million in 2022. The following table summarizes the impact of acquisitions, divestitures, and foreign currency on sales by segment:

Sales	Percent Change 2023 vs. 2022
increase/(decrease)	Divestiture	Foreign Currency	Organic	Total
Enpro Inc.	(0.3)%	—%	(3.3)%	(3.6)%
Sealing Technologies	(0.7)%	0.5%	5.7%	5.5%
Advanced Surface Technologies	—%	(0.5)%	(15.2)%	(15.7)%
Following is a discussion of operating results for each segment during 2023 compared to 2022:

Sealing Technologies. Sales of $658.4 million in 2023 reflect a 5.5% increase compared to $624.3 million in 2022. Excluding favorable foreign exchange translation ($3.1 million) on our 2023 sales and the sales from businesses that have since been divested ($4.1 million) from 2022 results, sales were up 5.7% or $35.1 million. This increase was primarily driven by sales price actions partially offset by lower sales volume. The sales volume decline in food and pharmaceuticals, commercial vehicle OEM, and general industrial was greater than the sales volume increase in aerospace and power generation.

Segment AEBITDA of $192.3 million in 2023 increased 20.9% from $159.1 million in 2022. Segment AEBITDA margin increased from 25.5% in 2022 to 29.2% in 2023. Excluding the favorable foreign exchange translation ($1.6 million) from 2023 results and the Segment AEBITDA earned from businesses that have since been divested ($1.9 million) from 2022 results, Adjusted Segment EBITDA increased 21.3%, or $33.5 million. The increase in Segment AEBITDA was driven primarily by pricing gains ($41.2 million) and favorable sales mix ($2.2 million), partially offset by increase in labor and overhead costs ($5.3 million), decreased sales volume ($4.0 million), foreign exchange transaction related costs ($0.3 million), and higher segment selling, general, and administrative costs ($0.3 million).
Advanced Surface Technologies. Sales of $401.2 million in 2023 reflect a 15.7% decrease compared to $476.1 million in 2022. Excluding the unfavorable foreign exchange translation ($2.6 million) from 2023 results, sales were down (15.2)% or $(72.3) million. This decrease was driven primarily by the slowdown in the global semiconductor industry.
Segment AEBITDA of $95.5 million in 2023 decreased 32.5% from $141.5 million in 2022. Segment AEBITDA margin decreased from 29.7% in 2022 to 23.8% in 2023. Excluding the unfavorable impact of foreign exchange translation ($1.6 million) from 2023 results, Segment AEBITDA was down 31.4% or $44.4 million. The decrease in Adjusted Segment EBITDA was driven primarily by lower volumes ($37.4 million), higher labor costs ($5.2 million), and a higher level of start-up expenses for LeanTeq's new production site in Arizona.
Corporate expenses for 2023 increased $2.5 million as compared to 2022. The increase was driven primarily by an increase in share-price-based long-term incentive compensation expenses ($5.5 million) as a result of our strong share price performance during 2023, partially offset by lower annual incentive compensation expense ($2.3 million) and decreased consulting related professional fees ($0.7 million).
Interest expense, net in 2023 decreased by $3.8 million as compared to 2022 primarily due to higher interest income earned on cash and short-term investment balances and the impact of lower average outstanding debt due to the repayment of Term Loan A-1 of $133.1 million on July 26, 2023, offset in part by higher interest rates on our variable rate term loan debt and lower receipts as a result of settling one of our cross currency swap agreements in 2022.
Other income (expense), net in 2023 increased by $2.3 million as compared to 2022, primarily due to higher non-service pension related costs ($5.1 million), decreased year-over-year foreign exchange gains ($4.8 million), and increased costs related to divested businesses ($1.4 million), partially offset by an asbestos receivable write-down in the prior-year period ($2.8 million), decreased foreign exchange losses related to an intercompany note denominated in Euros ($1.6 million), lower environmental-related costs ($2.2 million), prior-year warranty costs related to a disposed product line ($0.7 million), a loss on the sale of a business in the prior year-period ($0.6 million), and a decrease in charges related to the reversal of a receivable related to an amount due from the sellers of Aseptic for uncertain tax positions that have passed the statute of limitations ($0.9 million). An offsetting decrease in expense was recorded for the release of the corresponding liability for the uncertain tax position and is reflected as a reduction in tax expense.

Income tax expense from continuing operations was $30.8 million in 2023 and $24.4 million in 2022. The effective tax rates for 2023 and 2022 were 81.6% and 86.2% respectively. The higher effective tax rate for both years was primarily driven by goodwill impairment, which is not deductible for income taxes, the foreign rate differential related to certain foreign earnings that were subject to higher tax rates, and releasing valuation allowances on certain tax attributes. In 2023, we had an increased tax expense relative to 2022, primarily driven by higher pre-tax earnings and the net impact of a legal entity restructuring.
Goodwill impairment expense of $60.8 million and $65.2 million was incurred in 2023 and 2022, respectively, related to the Alluxa reporting unit. No goodwill impairment expense was incurred in 2021.
Income from continuing operations attributable to Enpro Inc. was $10.8 million, or $0.52 per share, in 2023 compared to income from continuing operations attributable to Enpro Inc. of $6.7 million, or $0.32 per share, in 2022.
2022 Compared to 2021
For a comparison of our results of operations for the years ended December 31, 2022 to December 31, 2021, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023.
Restructuring and Other Costs
We incurred $5.0 million, $3.0 million and $2.5 million of restructuring and impairment costs during the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, in 2023 and 2022, we incurred goodwill impairment charges of $60.8 million and $65.2 million, respectively, related to the Alluxa reporting unit. No goodwill impairment expense was incurred in 2021.
Of the restructuring and impairment costs incurred in 2023 and 2022, we incurred $4.3 million and $1.8 million, respectively, of restructuring costs related to the reorganization of sites and functions, primarily in the United States and $0.7 million and $1.2 million, respectively, of non-cash impairment charges of long-lived assets. Workforce reductions associated with our restructuring activities in 2023 and 2022 totaled 72 and 25 administrative and manufacturing positions, respectively.
During 2021, we conducted a number of restructuring activities throughout our operations which mostly comprised of targeted workforce reductions. All costs associated with such initiatives were incurred in 2021. Workforce reductions associated with our restructuring activities totaled 36 administrative and manufacturing positions.
Please see the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 3 to our consolidated financial statements for further information.
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
As of December 31, 2023, we held $214.1 million of cash and cash equivalents in the United States and $155.7 million of cash outside of the United States. The acquisition of AMI on January 29, 2024 for $210 million was funded with cash available in the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate such funds without significant adverse tax effects, including repayment of intercompany loans, distributions subject to a 100-percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $251.0 million at December 31, 2022 have been subjected to U.S. income tax or are eligible for the 100-percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $179.5 million as of December 31, 2023. Whether through the application of the 100-percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2023, we repatriated $72.6 million of earnings from our foreign subsidiaries, resulting in only $0.4 million of withholding taxes net of refunds to be received. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.
Cash Flows
Operating activities of continuing operations provided cash in the amount of $208.4 million, $106.1 million and $124.1 million in 2023, 2022 and 2021, respectively. The increase in operating cash flows in 2023 versus 2022 was primarily attributable to less income tax payments, net of refunds ($63.6 million) and improvements in net working capital. Higher tax payments in 2022 were the result of high proceeds from our divestiture of discontinued operations. The decrease in operating cash flow in 2022 versus 2021 was primarily attributable to increased income tax payments ($74.4 million) primarily related a refund from the IRS received in 2021 as a result of the conclusion of an audit of our 2014 through 2017 U.S. federal income tax returns and higher tax payments related to the divestiture of discontinued operations. These increases were partially offset higher sales volume.
Investing activities of continuing operations used $7.4 million in 2023, provided $268.6 million in 2022, and used $647.4 million of cash in 2021. Investing activities in 2023 used cash primarily for investments in property, plant, and equipment ($33.9 million), partially offset by proceeds of the sale of businesses, principally the sale of GPT ($25.9 million). Investing activities in 2022 provided cash from the sale of businesses ($301.9 million), primarily the sale of GGB, and the settlement of derivative contracts ($27.4 million). This was partially offset by the payments for acquisitions, driven by the acquisition of the equity interests in LeanTeq held by the LeanTeq Executives ($31.2 million) and investments in property, plant and equipment ($29.4 million). The cash used in 2021 was primarily the result of the acquisition of NxEdge ($856.8 million), partially offset by proceeds from the divestiture of CPI and other businesses during the year ($224.3 million).
Financing activities of continuing operations used $170.9 million in cash in 2023, primarily attributable to payments on our Term Loan Facilities, including the complete repayment of our Term Loan A-1 Facility, as defined and discussed below, ($144.9 million) and by dividend payments ($24.3 million). Financing activities of continuing operations provided $368.0 million in 2022 primarily attributable to a net payment our Revolving Credit Facility, as defined below, and Term Loan Facilities ($337.0 million) and by dividend payments ($23.4 million). Financing activities provided $618.2 million in 2021, primarily attributable to a net draw on our revolving credit facility ($175.0 million), new Term Loan Facilities, as discussed below, ($465.0 million), and issuance of common stock ($10.0 million), partially offset by dividend payments ($22.4 million) and principal payments to our existing Term Loan A-1 Facility ($3.8 million).
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
The Amended Credit Agreement provides for credit facilities in the initial aggregate principal amount of $1,007.5 million, consisting of a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”), a $142.5 million senior secured term loan facility in replacement of the our existing senior secured term loan facility, maturing September 25, 2024 (the “Term Loan A-1 Facility”), a five-year, senior secured term loan facility of $315.0 million (the “Term Loan A-2 Facility”) and a 364-day, senior secured term loan facility of $150.0 million (the “364-Day Facility” and together with the Term Loan A-1 Facility and the Term Loan A-2 Facility, the "Term Loan Facilities”, which together with the Revolving Credit Facility are referred to as the "Facilities"). The Amended Credit Agreement also provides that we may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $275.0 million and 100% of consolidated EBITDA for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio. The Amended Credit Agreement became effective on December 17, 2021.

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
The Term Loan A-1 Facility amortized on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility amortizes on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility did not amortize and was repaid in full in the quarter ended September 30, 2022. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales not reinvested in acquisitions within a specified period, casualty or condemnation events, and non-permitted debt issuances. On July 21, 2023, we entered into a waiver agreement under Amended Credit Agreement that waived the requirement to prepay the Facilities with remaining excess net cash proceeds related to the sale of GGB and GPT that had not been reinvested in operating assets within 365 days from the date of the sale. In conjunction with this waiver, on July 26, 2023, we voluntarily prepaid all outstanding borrowings and accrued and unpaid interest under the Term Loan A-1 Facility (a remaining principal balance of $133.1 million and accrued interest of $0.6 million). After taking into account the repayment of borrowings under the Term Loan A-1 Facility noted above, forecasted capital expenditures, and other applicable expenditures, we expect to meet all reinvestment requirements under the indenture related to the excess net cash proceeds from the sales of GGB and GPT. There is no prepayment penalty for a full or partial repayment of the Facilities at any time.
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
The Amended Credit Agreement contains certain financial covenants and required financial ratios, including:
•a maximum consolidated total net leverage ratio of not more than 4.75 to 1.0 (with total debt, for the purposes of such ratio, to be net of up to $150 million of unrestricted cash of Enpro Inc. and its consolidated subsidiaries), which ratio will decrease to 4.5 to 1.0 for each fiscal quarter beginning with the fiscal quarter ending March 31, 2022 and ending with the fiscal quarter ending December 31, 2022, and to 4.0 to 1.0 for each quarter thereafter; and, once so decreased, may be increased (up to three times) at the borrowers' option to not more than 4.5 to 1.0 for the for-quarter period following a significant acquisition; and
•a minimum consolidated interest coverage ratio of at least 2.5 to 1.0.
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
We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2023. The borrowing availability under our Revolving Credit Facility at December 31, 2023 was $390 million after giving consideration to $10.0 million of outstanding letters of credit. The balance of our outstanding Term Loan A-2 Facility at December 31, 2023 was $299.3 million.
Senior Notes. On October 17, 2018, we completed the offering of $350 million aggregate principal amount of our 5.75% senior notes due 2026 (the "Senior Notes") and applied the net proceeds of that offering, together with borrowings under the Revolving Credit Facility, to redeem on October 31, 2018 the full $450 million aggregate principal amount of our outstanding 5.875% senior notes due 2022.
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

Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2023, is as follows:

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$650.1	$8.1	$641.8	$0.2	$—
Interest on debt	117.3	40.3	77.0	—	—
Operating leases	57.1	11.6	18.5	12.3	14.7
Environmental liabilities	39.0	8.2	10.3	9.9	10.6
Total	$863.5	$68.2	$747.6	$22.4	$25.3
The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and term loans under our Amended Credit Agreement. In our Consolidated Balance Sheet, these amounts are shown net of a debt discount of $3.3 million. Additional discussion regarding the Senior Notes and Amended Credit Agreement is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 11, "Debt," to the consolidated financial statements. The interest on debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
The estimated payments of environmental liabilities is based on information currently known to us. However, it is possible that these estimates will vary from actual results and it is possible that these estimates may be updated if new information becomes available in the future or if there are changes in the facts and circumstances related to these liabilities. Additional discussion regarding these liabilities is included earlier in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Contingencies – Environmental" and "Contingencies – Crucible Steel Corporation a/k/a Crucible, Inc.,” and in Note 19, "Commitments and Contingencies," to the consolidated financial statements.
The table does not include obligations under our pension plans, which is included in Note 14, "Pension," to the consolidated financial statements.
Share Repurchase Program
In October 2022, our board of directors renewed their authorization for a new two-year program of up to $50.0 million for the repurchase of our outstanding common shares. We have not made any repurchases for the three-year period ended December 31, 2023.
Dividends
On January 13, 2015, our board of directors adopted a policy under which it intends to declare regular quarterly cash dividends on Enpro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2021, our board declared a dividend of $0.27 per share in each quarter, in 2022, our board declared a dividend of $0.28 per share in each quarter, and in 2023 our board declared a dividend of $0.29 per share in each quarter. On February 15, 2024 we announced that our board of directors had increased the quarterly dividend to $0.30 per share, commencing with the dividend to be paid on March 20, 2024 to all shareholders of record as of March 6, 2024. Each of the Credit Agreement and the indenture governing the Senior Notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $50.0 million per year under the Credit Agreement and $60.0 million per year under the indenture governing the Senior Notes. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the Senior Notes to permit the payment of dividends in excess of the respective basket amount.
Critical Accounting Estimates
The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 1, “Overview, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Guidance,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements and recently issued accounting guidance. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring, pensions, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from our estimates.
We believe the following accounting estimates are the most critical. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing that is conducted each calendar year in the fourth quarter. Our annual impairment testing for all of our intangible assets is November 1 of each year.
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
To estimate the fair value of our five reporting units, we use both a discounted cash flow and a market valuation approach. The discounted cash flow approach uses cash flow projections and a discount rate to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, and the discount and tax rates. For the market approach, we select a group of peer companies that we believe are best representative of each reporting unit. We used a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach is a better indicator of a reporting unit's value since it reflects the specific cash flows anticipated to be generated in the future by the business.
At the time of our annual test as of November 1, 2022, our updated forecast and projections based upon our annual projection and analysis indicated that the carrying value of the Alluxa reporting unit exceeded fair value by $65.2 million which has been recognized as an impairment charge in the fourth quarter of 2022. This was primarily driven by the increase in discount rate from 12.0% as of November 1, 2021 to 14.6% as of November 1, 2022. In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Alluxa reporting unit to be a triggering event for an interim goodwill impairment test. We determined the carrying value of our Alluxa reporting unit to exceed its fair value and, as a result, we impaired the remaining $60.8 million of goodwill related to Alluxa. Our Consolidated Balance Sheet at December 31, 2023 reflects no goodwill related to Alluxa.
The fair value of our semiconductor reporting unit, included in the Advanced Surface Technologies segment, exceeded carrying value by approximately 20% as of November 1, 2023. The carrying value of the Semiconductor reporting unit as of December 31, 2023 includes $532.2 million of goodwill. In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Semiconductor reporting unit to be a triggering event for an interim goodwill impairment test. We determined the fair value exceeded the carrying value as of June 30, 2023. Our Semiconductor reporting unit's value increased from our interim test as of June 30, 2023 due to further progression in our growth initiatives for the reporting unit. We considered the sensitivity of the valuation of our Semiconductor reporting unit to adverse changes in our projected cash flows under three separate alternative scenarios. First, with a 5% reduction in forecasted sales used in our valuation model, we estimate the fair value of the Semiconductor reporting unit would exceed its carrying value by approximately 12%. Second, with a 1% increase in the discount rate as of November 1, 2023 we estimate our fair value of the Semiconductor reporting unit would exceed its carrying value by approximately 9%. For the third scenario, the combination of a 1% increase in discount rate and 5% reduction in forecasted sales would result in the fair value of our Semiconductor reporting unit approximating the carrying value. All annual and interim impairment tests of goodwill for the Semiconductor reporting unit performed during the 3-years ended December 31, 2023 indicated there was no impairment of goodwill for the Semiconductor reporting unit.

The fair value of the three reporting units of our Sealing Technologies segment all exceeded their respective carrying values by more than 75% as of November 1, 2023. Our annual impairment test of the goodwill for the three reporting units of our Sealing Technologies segment as of November 1, 2022 and 2021 indicated no impairment.

Annual assessments are conducted in the context of information that was reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; material and labor cost and availability; operational efficiency including the impact of projected capital asset additions, and the discount rates and tax rates. We will perform our next annual goodwill impairment tests as of November 1, 2024; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.

Other intangible assets are recorded at cost or, when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology-related assets, trademarks, licenses, and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 1 to 21 years. Intangible assets with indefinite lives, which consist primarily of trade names, are subject to at least annual impairment testing, which was conducted as of November 1 in 2023, 2022 and 2021. The impairment testing compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. The testing completed as of November 1, 2023, 2022 and 2021, indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset.
Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” as well as Notes 1 and 8 to the Consolidated Financial Statements.
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
OECD/G20 Base Erosion and Profit Shifting Project - Pillar 2

The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two. While it is uncertain whether the U.S. will enact legislation to adopt Pillar 2, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar 2, which is to be effective for tax years beginning in 2024. Based on the currently issued guidance by the OECD we do not expect Pillar 2 to have a material impact on our effective tax rate in the year of adoption or in subsequent years. As the OECD continues to release additional guidance and countries implement legislation, we are monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for safe harbor rules.
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
Supplemental Guarantor Financial Information
On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at December 31, 2023 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The following tables present summarized financial information for Enpro Inc. (the "Parent") and the Guarantor Subsidiaries on a combined basis after intercompany eliminations.
The summarized results of operations information for the year ended December 31, 2023 was as follows:

(In Millions)	Parent and Guarantor Subsidiaries
Net sales	$754.3
Gross profit	$256.9
Loss from continuing operations	$(68.2)
Income from discontinued operations, net of taxes	11.4
Net loss	$(56.8)
Net loss attributable to Enpro Inc	$(52.9)
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

The summarized balance sheet information at December 31, 2023 was as follows:

(In Millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$407.8
Non-current assets	1,403.1
Total assets	$1,810.9
LIABILITIES AND EQUITY
Current liabilities	$144.3
Non-current liabilities	921.5
Total liabilities	1,065.8
Redeemable non-controlling interest	17.9
Shareholders’ equity	727.2
Total liabilities and equity	$1,810.9
The table above reflects $9.6 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $8.6 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.
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

Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures

Reconciliation of Adjusted Income from Continuing Operations Attributable to Enpro Inc.
We believe that it would be helpful to the readers of the financial statements to understand the impact of certain selected items on our reported income from continuing operations attributable to Enpro Inc. and diluted earnings per share attributable to Enpro Inc. continuing operations, including items that may recur from time to time. The items adjusted for in these non-GAAP financial measures are those that are excluded by management in budgeting or projecting for performance in future periods, as they typically relate to events specific to the period in which they occur. Accordingly, these are some of the factors the company uses in internal evaluations of the overall performance of its businesses. In addition, management believes these non-GAAP financial measures are commonly used financial measures for investors to evaluate the company’s operating performance and, when read in conjunction with the company’s consolidated financial statements, present a useful tool to evaluate the company’s ongoing operations and performance from period to period. Management acknowledges that there are many items that impact a company’s reported results and the adjustments reflected in these non-GAAP financial measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures are not necessarily comparable to similarly titled measures used by other companies.

A reconciliation of (i) income from continuing operations attributable to Enpro Inc. to adjusted income from continuing operations attributable to Enpro Inc., including on a per share basis, and (ii) income from continuing operations attributable to Enpro Inc. to adjusted EBITDA for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023				2022
(In Millions Except Per Share Amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc.	$10.8	21.0	$0.51		$6.7	20.9	$0.32
Net loss attributable to redeemable non-controlling interests	(3.9)				(2.8)
Income tax expense	30.8				24.4
Income from continuing operations before income taxes	37.7				28.3

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	1.1				1.2
Non-controlling interest compensation allocation[1]	(0.3)				(0.7)
Amortization of acquisition-related intangible assets	68.4				74.8
Adjustments from other operating expense and cost of sales:
Amortization of the fair value adjustment to acquisition inventory	—				13.1
Restructuring and impairment costs	5.0				2.9
Adjustments from other non-operating expense
Asbestos receivable adjustment	—				2.8
Environmental reserve adjustments	2.9				5.1
Costs associated with previously disposed businesses	1.7				0.3
Net loss on sale of businesses	—				0.6
Pension expense (income) (non-service cost)	1.5				(3.6)
Tax indemnification asset [2]	—				0.9
Goodwill impairment	56.5				60.6
Foreign exchange losses related to the divestiture of a discontinued operation[3]	2.2				3.8
Other adjustments [4]
Other	0.8				0.2

Adjusted income from continuing operations before income taxes	177.5				190.3
Adjusted tax expense	(44.4)				(51.3)
Income from redeemable non-controlling interest, net of taxes	3.9				2.8
Adjusted income from continuing operations attributable to Enpro Inc.	$137.0	21.0	$6.54	5	$141.8	20.9	$6.79	5

	Year Ended December 31,
	2021
(In Millions Except Per Share Amounts)	$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc.	$56.9	20.8	$2.74
Net income attributable to redeemable non-controlling interests	0.4
Income tax expense	8.7
Income from continuing operations before income taxes	66.0

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	15.6
Non-controlling interest compensation allocation[1]	4.9
Amortization of acquisition-related intangible assets	42.1
Adjustments from other operating expense and cost of sales:
Restructuring and impairment costs	2.5
Amortization of the fair value adjustment to acquisition inventory	9.4
Adjustments from other non-operating expense
Environmental reserve adjustments	8.3
Costs associated with previously disposed businesses	0.4
Net gain on sale of businesses	(17.5)
Pension income (non-service cost)	(8.4)
Tax indemnification asset [2]	3.0
Other adjustments[4]
Other	(0.2)

Adjusted income from continuing operations before income taxes	126.1
Adjusted tax expense	(37.8)
Income from redeemable non-controlling interest, net of taxes	(0.4)
Adjusted income from continuing operations attributable to Enpro Inc.	$87.9	20.8	4.23	5

Adjustments in the tables above only reflect amounts attributable to Enpro Inc.
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that was subject to reduction for certain types of employment terminations of the LeanTeq and Alluxa sellers and is directly related to the terms of the respective acquisition. We acquired all of the LeanTeq non-controlling interests in the fourth quarter of 2022 and all of the Alluxa non-controlling interests in the first quarter of 2024.
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
5Adjusted diluted earnings per share.
The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0% for 2023, 27.0% for 2022, and 30.0% for 2021. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.
Reconciliation of Income from Continuing Operations Attributable to Enpro Inc. to Adjusted EBITDA

	Years Ended December 31,
	2023	2022	2021
Income from continuing operations attributable to Enpro Inc.	$10.8	$6.7	$56.9
Net income (loss) attributable to redeemable non-controlling interests	(3.9)	(2.8)	0.4
Income from continuing operations	6.9	3.9	57.3

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (" Adjusted EBITDA"):
Interest expense, net	30.1	33.9	13.7
Income tax expense	30.8	24.4	8.7
Depreciation and amortization expense	94.5	103.1	63.8
Restructuring and impairment expense	5.0	2.9	2.5
Environmental reserve adjustments	2.9	5.1	8.3
Costs associated with previously disposed businesses	1.7	0.3	0.4
Net loss (gain) on sale of businesses	—	0.6	(17.5)
Acquisition and divestiture expense	1.1	1.2	15.6
Pension expense (income) (non-service cost)	1.5	(3.6)	(8.4)
Non-controlling interest compensation allocations [1]	(0.3)	(0.6)	5.3
Asbestos receivable adjustment	—	2.8	—
Amortization of the fair value adjustment to acquisition date inventory	—	13.3	9.9
Tax indemnification asset [2]	—	0.9	3.0
Goodwill impairment	60.8	65.2	—
Foreign exchange losses related to the divestiture of a discontinued operation[3]	2.2	3.8	—
Other	0.8	0.2	(0.2)
Adjusted EBITDA	$238.0	$257.4	$162.4
1 Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa that was subject to reduction for certain types of employment terminations of the LeanTeq Executives and the Alluxa Executives and is directly related to the terms of the respective acquisition. We acquired all of the LeanTeq non-controlling interests in the fourth quarter of 2022 and all of the Alluxa non-controlling interests in the first quarter of 2024.
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
Reconciliation of Income from Continuing Operations Attributable to Enpro Inc. to Total Adjusted Segment EBITDA
The reconciliation of income from continuing operations attributable to Enpro Inc. to total adjusted segment EBITDA for the years ended December 31, 2023, 2022 and 2021 is included in “—Results of Operations."

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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about the maturities of our fixed rate debt obligations as of December 31, 2023. The table represents principal cash flows (in millions) and related weighted average interest rates by the contractual maturity dates.

	2024	2025	2026	2027	2028	Total	Fair Value
Fixed rate debt	$0.2	$0.2	$350.2	$0.2	$0.1	$350.9	$350.6
Average interest rate	4.1%	4.1%	5.8%	4.9%	4.8%	5.7%
The table above excludes unamortized debt discount of $2.1 million at December 31, 2023.
Additionally, we had $299.3 million outstanding on the Amended Credit Agreement as of December 31, 2023, which has a variable interest rate that adjusts at least quarterly. A change in interest rates on variable-rate debt affects the interest expense incurred and cash flows, but does not affect the net balance sheet liability of the financial instrument.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. In December 2022, we entered into a forward contract to hedge a 95 million Euro exposure of an intercompany note agreement related to the proceeds from the GGB sale allocated to foreign subsidiaries. We expect this position to be resolved in 2024. The notional amount of foreign exchange contracts hedging foreign currency transactions was $110.5 million and $103.3 million as of December 31, 2023 and 2022, respectively. All foreign exchange contracts outstanding at December 31, 2023 expired in January 2024.
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
ENPRO INC.

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
Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on our assessment, we have concluded, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; – Delinquent Section 16(a) reports” in our definitive proxy statement for the 2024 annual meeting of shareholders is incorporated herein by reference.
We have adopted a written code of business conduct (the "Code") that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code is available on our Internet site at www.enpro.com. We intend to disclose on our Internet site any substantive changes to the Code and any waivers granted under the Code to the specified officers.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” (other than the information appearing under the heading "Payment versus performance") in our definitive proxy statement for the 2024 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock” in our definitive proxy statement for the 2024 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2023, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	413,922(1)	$88.68(2)	814,164
Equity compensation plans not approved by security holders	—	—	—
Total	413,922(1)	$88.68(2)	814,164

(1)Includes shares issuable under restricted share unit awards and under performance share awards granted under our shareholder-approved equity compensation plans. This amount includes shares payable at the maximum level for performance share awards for the 2023 – 2025 performance cycles. Performance share awards for the 2021 – 2023 and 2022 – 2024 performance cycles are settled in cash.

(2)The weighted average exercise price does not take into account awards of phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices — Director compensation,” "Compensation discussion and analysis — 2023 executive compensation decisions in detail —Long-term compensation and “Executive compensation — Grants of plan based awards — Restricted stock unit awards” in our definitive proxy statement for the 2024 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption, “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2024 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2024 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:

1.Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021 appears on page 95.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 46 to 49.

ITEM 16.	FORM 10-K SUMMARY
None

EXHIBIT INDEX

2.1
Securities Purchase Agreement dated as of July 19, 2019 between the Company, the Sellers listed therein, Shareholder Representative Services LLC, and the Optionholder listed therein relating to the purchase and sale of 100% of the interests of LeanTeq Co., LTD and LeanTeq LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 22, 2019 by the Company (File No. 001-31225)

2.2
Membership Interest Purchase Agreement dated as of December 12, 2019 among EnPro Holdings, Inc., Fairbanks Morse, LLC and Arcline FM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 13, 2019 by the Company (File No. 001-31225)

2.3
Merger Agreement dated as of September 25, 2020 among the Company, Vision Investment, LLC, Vision Investment Merger Sub, Inc., Alluxa, Inc., Michael Scobey, as representative of the equityholders of Alluxa, Inc. and certain specified shareholders of Alluxa, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 28, 2020 by the Company (File No. 001-31225))

2.4
Purchase and Sale Agreement dated as of November 4, 2021 among TCFII NxEdge Holdings, LLC, TCFII NxEdge LLC and EnPro Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by the Company on November 5, 2021 (File No. 001-31225))

2.5
Equity and Asset Purchase Agreement dated as of October 12, 2021 among EnPro Holdings, Inc., Compressor Products Holdings Limited (UK), EnPro Hong Kong Holdings Company Limited, Garlock GmbH, Coltec Industries France SAS, Compressor Products International Canada, Inc., Garlock of Canada Ltd., Granite US Holdings Corporation and Granite Holdings II B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by the Company on October 12, 2021 (File No. 001-31225))

2.6
Put Option Agreement dated as of October 12, 2021 between EnPro Holdings, Inc., Coltec Industries France SAS and Granite US Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by the Company on October 12, 2021 (File No. 001-31225))

2.7
Equity Purchase Agreement dated as of September 5, 2022 between EnPro Holdings, Inc. EnPro Luxembourg Holding Company S.A.R.L., EnPro German Holding GmbH, Coltec Industries Pacific PTE. LTD. and Garlock GmbH and The Timken Company, Groeneveld-Beka GmbH, Groeneveld-Beka France S.a.r.l and Timken Europe B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by the Company on September 6, 2022 (File No. 001-31225))

2.8
Put Option Agreement dated as of September 5, 2022 between EnPro Holdings, Inc., EnPro Luxembourg Holding Company S.a.r.l., The Timken Company and Groeneveld-Beka France S.a.r.l. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by the Company on September 6, 2022 (File No. 001-31225))

2.9+*	Stock Purchase Agreement dated as of December 22, 2023 among AMI Holdco, Inc., EnPro Holdings, Inc., the Sellers party thereto and McNally Capital - AMI SPV, LLC, as Sellers' Representative

3.1*	Restated Articles of Incorporation, as amended

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 4, 2023 by the Company (File No. 001-31225))

4.1*	Form of certificate representing shares of common stock, par value $0.01 per share of the Company

4.2
Indenture dated as of October 17, 2018 among the Company, the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 17, 2018 by the Company (File No. 001-31225))

4.3*	Description of Capital Stock

10.1
Third Amended and Restated Credit Agreement dated as of December 17, 2021 among the Company and EnPro Holdings, Inc., as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 17, 2021 by the Company (File No. 001-31225))

10.2
First Amendment to Third Amended and Restated Credit Agreement dated as of November 8, 2022 among the Company, EnPro Holdings, Inc., the Guarantors party hereto, the Lenders party hereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2022 filed by the Company (File No. 001-31225))

10.3	Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.5 to Amendment No. 3 of the Registration Statement on Form 10 of the Company (File No. 001-31225))

10.4+	2020 Equity Compensation Plan (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed by the Company on March 26, 2020 (File No. 001-31225))

10.5+
Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by the Company on March 31, 2016 (File No. 001-31225))

10.6+
Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by the Company (File No. 001-31225))

10.7+
Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by the Company (File No. 001-31225))

10.8+
Management Stock Purchase Deferral Plan (2019 Amendment and Restatement) incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2019 filed by the Company (File No. 001-31225)

10.9+
Form of Phantom Shares Award Grant for Outside Directors (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.10+
Form of Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.11+
Form of Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (Revised 2023) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2022 filed by the Company (File No. 001-31225))

10.12+
Form of Performance Share Units Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.13+*	Form of Long-Term Incentive Plan Award Agreement (Performance Share Award—Stock Settled) (2020 Equity Compensation Plan) (Revised 2023, as corrected)

10.14+
Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.15+*	Form of Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (Revised 2024)

10.16+*	Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (Incentive Stock Option) (Revised 2024)

10.17+*	Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (Incentive Stock Option) (Revised 2024)

10.18+*	Form of Performance Share Award Agreement (Stock Settled) (2020 Equity Compensation Plan) (Revised 2024)

10.19+
Form of Phantom Shares Award Grant for Outside Directors (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by the Company (File No. 001-31225))

10.20+
Form Restricted Share Units Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by the Company (File No. 001-31225))

10.21+
Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by the Company (File No. 001-31225))

10.22+
Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by the Company (File No. 001-31225))

10.23+
Amendment dated December 12, 2014 to Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by the Company (File No. 001-31225))

10.24+
Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by the Company (File No. 001-31225))

10.25+	Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by the Company (File No. 001-31225))

10.26+
Management Continuity Agreement dated as of May 1, 2013 between the Company and Eric A. Vaillancourt (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2013 filed by the Company (File No. 001-31225))

10.27+
Management Continuity Agreement dated as of January 30, 2006 between the Company and J. Milton Childress II (incorporated by reference to Exhibit 10.28 to the Form 10-K for the year ended December 31, 2005 filed by the Company (File No. 001-31225))

10.28+
Management Continuity Agreement dated as of May 5, 2010 between the Company and Robert S. McLean (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended June 30, 2010 filed by the Company (File No. 001-31225))

10.29+
Management Continuity Agreement dated as of March 31, 2015 between the Company and Steven R. Bower (incorporated by reference to Exhibit 10.2 to the Form 10-Q for the quarter ended March 31, 2015 filed by EnPro Industries, Inc. (File No. 001-31225)

10.30+	Senior Officer Severance Plan (effective as of June 5, 2017) incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by the Company (File No. 001-31225))

21*	List of Subsidiaries

22.1*	List of Guarantor Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from William Abbey

24.2*	Power of Attorney from Tom Botts

24.3*	Power of Attorney from Felix M. Brueck

24.4*	Power of Attorney from Adele M. Gulfo

24.5*	Power of Attorney from Kees van der Graaf

24.6*	Power of Attorney from Ronald C. Keating

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

24.9*	Power of Attorney from Judith A. Reinsdorf

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

97*	Dodd-Frank Clawback Policy

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on the 27th day of February, 2024.

ENPRO INC.

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

Signatures	Title	Date

/s/ Eric A. Vaillancourt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2024
Eric A. Vaillancourt

/s/ J. Milton Childress II	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2024
J. Milton Childress II

/s/ Steven R. Bower	Senior Vice President, Controller and	February 27, 2024
Steven R. Bower	Chief Accounting Officer
(Principal Accounting Officer)

/s/ David L. Hauser	Chairman of the Board and Director	February 27, 2024
David L. Hauser*

/s/ William Abbey	Director	February 27, 2024
William Abbey*

/s/ Thomas M. Botts	Director	February 27, 2024
Thomas M. Botts*

/s/ Felix M. Brueck	Director	February 27, 2024
Felix M. Brueck*

/s/ Adele M. Gulfo	Director	February 27, 2024
Adele M. Gulfo*

/s/ Kees van der Graaf	Director	February 27, 2024
Kees van der Graaf*

/s/ Ronald C. Keating	Director	February 27, 2024
Ronald C. Keating*

/s/ John Humphrey	Director	February 27, 2024
John Humphrey*

/s/ Judith A. Reinsdorf	Director	February 27, 2024
Judith A. Reinsdorf*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Enpro Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Enpro Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim and Annual Goodwill Impairment Tests – Alluxa and Semiconductor Reporting Units
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $808.4 million as of December 31, 2023, and the goodwill associated with Alluxa and Semiconductor reporting units was $0 and $532.2 million, respectively. Goodwill is not amortized, but instead is subject to impairment testing that is conducted at least annually each calendar year in the fourth quarter. Interim tests during the year may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. An impairment charge is recognized when the carrying amount exceeds the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. In the second quarter of 2023, management determined the lower than previously projected actual and forecasted financial performance of the Alluxa and Semiconductor reporting units was a triggering event for interim goodwill impairment tests. Management determined the carrying value of the Alluxa reporting unit exceeded its fair value, and as a result, impaired the remaining $60.8 million of goodwill that was related to the Alluxa reporting unit. Both the annual and interim impairment tests of goodwill for the Semiconductor reporting unit indicated there was no impairment of goodwill. To estimate the fair value of the reporting units, management uses both a discounted cash flow and a market valuation approach. The key assumptions used for the discounted cash flow and market valuation approaches include projected revenues and profit margins, projected capital expenditures, changes in working capital, the discount rates, the tax rates, and market multiples of similar companies.
The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment tests of the Alluxa and Semiconductor reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Alluxa and Semiconductor reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and profit margins for the Alluxa reporting unit as of the interim goodwill impairment test, projected revenues, profit margins, and the discount rate for the Semiconductor reporting unit as of the interim goodwill impairment test, and projected revenues and profit margins for the Semiconductor reporting unit as of the annual goodwill impairment test; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment tests, including controls over the valuation of the Alluxa and Semiconductor reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Alluxa and Semiconductor reporting units; (ii) evaluating the appropriateness of the discounted cash flow approach used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, profit margins, and the discount rate. Evaluating management’s assumptions related to projected revenues and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Alluxa and Semiconductor reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 27, 2024

We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2023, 2022 and 2021
(in millions, except per share data)

	2023	2022	2021
Net sales	$1,059.3	$1,099.2	$840.4
Cost of sales	632.5	675.9	512.3
Gross profit	426.8	423.3	328.1
Operating expenses:
Selling, general and administrative	284.2	282.8	260.3
Goodwill impairment	60.8	65.2	—
Other	5.0	3.1	2.4
Total operating expenses	350.0	351.1	262.7
Operating income	76.8	72.2	65.4
Interest expense	(45.0)	(35.6)	(16.2)
Interest income	14.9	1.7	2.5
Other income (expense)	(9.0)	(10.0)	14.3
Income from continuing operations before income taxes	37.7	28.3	66.0
Income tax expense	(30.8)	(24.4)	(8.7)
Income from continuing operations	6.9	3.9	57.3
Income from discontinued operations, including gain on sale, net of taxes	11.4	198.4	121.0
Net income	18.3	202.3	178.3
Less: net income (loss) attributable to redeemable non-controlling interests	(3.9)	(2.8)	0.4
Net income attributable to Enpro Inc.	$22.2	$205.1	$177.9
Income attributable to Enpro Inc. common shareholders:
Income from continuing operations, net of tax	$10.8	$6.7	$56.9
Income from discontinued operations, net of tax	11.4	198.4	121.0
Net income attributable to Enpro Inc.	$22.2	$205.1	$177.9
Basic earnings per share attributable to Enpro Inc.:
Continuing operations	$0.52	$0.32	$2.76
Discontinued operations	0.54	9.54	5.88
Net income per share	$1.06	$9.86	$8.64
Diluted earnings per share attributable to Enpro Inc.:
Continuing operations	$0.51	$0.32	$2.74
Discontinued operations	0.54	9.51	5.83
Net income per share	$1.05	$9.83	$8.57

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
Net income attributable to Enpro Inc.	$22.2	$205.1	$177.9
Other comprehensive income:
Foreign currency translation adjustments	11.0	(34.1)	19.8
Pension and postretirement benefits adjustment (excluding amortization)	(2.6)	(17.0)	4.8
Pension settlements and curtailments	0.3	(1.0)	—
Amortization of pension and postretirement benefits included in net income	0.7	0.8	0.9
Other comprehensive income (loss), before tax	9.4	(51.3)	25.5
Income tax benefit (expense) related to items of other comprehensive income	1.7	—	(5.6)
Other comprehensive income (loss), net of tax	11.1	(51.3)	19.9
Less: other comprehensive income (loss) attributable to non-controlling interests	—	(3.4)	0.4
Other comprehensive income (loss), net of tax attributable to Enpro Inc.	11.1	(47.9)	19.5
Comprehensive income attributable to Enpro Inc.	$33.3	$157.2	$197.4

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$18.3	$202.3	$178.3
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	(11.4)	(198.4)	(121.0)
Taxes related to sale of discontinued operations	(3.3)	(25.8)	—
Depreciation	24.5	25.5	18.2
Amortization	70.0	77.6	45.6
Goodwill impairment	60.8	65.2	—
Loss (gain) on sale of businesses	(0.1)	0.6	(17.6)
Deferred income taxes	(7.7)	(14.0)	(5.5)
Stock-based compensation	9.8	6.5	5.0
Other non-cash adjustments	4.7	6.2	1.8
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Accounts receivable, net	21.6	(0.1)	(16.9)
Inventories	10.3	(18.0)	(5.4)
Accounts payable	(5.2)	1.5	9.9
Income taxes, net	24.2	(14.6)	17.7
Other current assets and liabilities	(5.8)	(22.5)	13.6
Other non-current assets and liabilities	(2.3)	14.1	0.4
Net cash provided by operating activities of continuing operations	208.4	106.1	124.1
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(33.9)	(29.4)	(14.9)
Proceeds from sale of businesses	25.9	301.9	224.3
Payments for acquisitions, net of cash acquired	—	(31.2)	(856.8)
Receipt from settlement of derivative contract	—	27.4	—
Purchase of short-term investments	(35.8)	—	—
Redemption of short-term investments	35.8	—	—
Other	0.6	(0.1)	—
Net cash provided by (used in) investing activities of continuing operations	(7.4)	268.6	(647.4)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	—	61.0	715.0
Repayments of debt, including premiums to par value	(145.1)	(398.0)	(79.0)
Issuance of common stock	—	—	10.0
Dividends paid	(24.3)	(23.4)	(22.4)
Other	(1.5)	(7.6)	(5.4)
Net cash provided by (used in) financing activities of continuing operations	(170.9)	(368.0)	618.2
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	(0.6)	21.3	17.9
Investing cash flows	—	(5.1)	(3.8)
Net cash provided by (used in) discontinued operations	(0.6)	16.2	14.1
Effect of exchange rate changes on cash and cash equivalents	5.9	(26.6)	(0.4)
Net increase (decrease) in cash and cash equivalents	35.4	(3.7)	108.6
Cash and cash equivalents at beginning of year	334.4	338.1	229.5
Cash and cash equivalents at end of year	$369.8	$334.4	$338.1

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$43.3	$31.5	$14.9

	2023	2022	2021
Income taxes, net of refunds received	$17.2	$80.8	$6.4
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$0.2	$0.7	$0.7

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2023 and 2022
(in millions, except share amounts)

	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$369.8	$334.4
Accounts receivable, less allowance for doubtful accounts of $2.0 in 2023 and of $2.9 in 2022	116.7	137.1
Inventories	142.6	151.9
Prepaid expenses and other current assets	21.2	44.9
Current assets of discontinued operation	—	15.9
Total current assets	650.3	684.2
Property, plant and equipment, net	193.8	185.2
Goodwill	808.4	863.8
Other intangible assets, net	733.5	799.8
Other assets	113.5	114.8
Total assets	$2,499.5	$2,647.8
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$8.1	$15.6
Accounts payable	68.7	73.4
Accrued expenses	119.6	120.2
Current liabilities of discontinued operation	—	2.3
Total current liabilities	196.4	211.5
Long-term debt	638.7	775.1
Deferred taxes and non-current income taxes payable	120.7	136.5
Other liabilities	116.1	111.7
Total liabilities	1,071.9	1,234.8
Commitments and contingent liabilities
Redeemable non-controlling interest	17.9	17.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,086,678 shares at December 31, 2023 and 20,996,739 shares at December 31, 2022	0.2	0.2
Additional paid-in capital	304.9	299.2
Retained earnings	1,128.0	1,130.2
Accumulated other comprehensive loss	(22.2)	(33.3)
Common stock held in treasury, at cost – 178,151 shares at December 31, 2023 and 179,345 shares at December 31, 2022	(1.2)	(1.2)
Total shareholders’ equity	1,409.7	1,395.1
Total liabilities and equity	$2,499.5	$2,647.8

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2023, 2022 and 2021
(dollars and shares in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Permanent Shareholders’ Equity	Redeemable non-controlling interest
	Shares	Amount
Balance, December 31, 2020	20.5	$0.2	$289.6	$797.7	$(4.9)	$(1.2)	$1,081.4	$48.4
Net income	—	—	—	177.9	—	—	177.9	0.4
Other comprehensive income	—	—	—	—	19.5	—	19.5	0.4
Dividends ($1.04 per share)	—	—	—	(22.6)	—	—	(22.6)	—
Incentive plan activity	0.1	—	5.0	—	—	—	5.0	—
Other	0.1	—	9.0	0.1	—	—	9.1	0.9
Balance, December 31, 2021	20.7	0.2	303.6	953.1	14.6	(1.2)	1,270.3	50.1
Net income (loss)	—	—	—	205.1	—	—	205.1	(2.8)
Other comprehensive loss	—	—	—	—	(47.9)	—	(47.9)	(3.4)
Dividends ($1.08 per share)	—	—	—	(23.4)	—	—	(23.4)	—
Incentive plan activity	0.1	—	—	—	—	—	—	—
Acquisition of LeanTeq minority ownership	—	—	—	—	—	—	—	(35.0)
Other	—	—	(4.4)	(4.6)	—	—	(9.0)	9.0
Balance, December 31, 2022	20.8	0.2	299.2	1,130.2	(33.3)	(1.2)	1,395.1	17.9
Net income (loss)	—	—	—	22.2	—	—	22.2	(3.9)
Other comprehensive income	—	—	—	—	11.1	—	11.1	—
Dividends ($1.12 per share)	—	—	—	(24.4)	—	—	(24.4)	—
Incentive plan activity	0.2	—	9.6	—	—	—	9.6	—
Other	—	—	(3.9)	—	—	—	(3.9)	3.9
Balance, December 31, 2023	21.0	$0.2	$304.9	$1,128.0	$(22.2)	$(1.2)	$1,409.7	$17.9

See notes to Consolidated Financial Statements.

ENPRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Overview, Basis of Presentation, and Significant Accounting Policies
Overview
Enpro Inc. (“we,” “us,” “our,” “Enpro,” or the “Company”) is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, industrial process, commercial vehicle, sustainable power generation, aerospace, food and pharmaceutical, photonics and life sciences. The Company is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that contribute key functionality or safeguard a variety of critical environments.
Over the past several years, we have executed several strategic initiatives to focus the portfolio of businesses where we offer proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue streams in markets with favorable secular tailwinds.
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
Redeemable Non-Controlling Interests – Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of our control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against equity and are reflected in the computation of earnings per share. At December 31, 2023, the redeemable non-controlling interest relates solely to Alluxa.
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses (gains) totaled $1.3 million, $(4.8) million, and $1.7 million, respectively, in 2023, 2022, and 2021. In addition to these transaction losses (gains), we recorded $2.2 million and $3.8 million, respectively, in 2023 and 2022 of foreign currency transaction losses in other non-operating expense. These losses resulted from an intercompany note between a domestic and foreign subsidiary, related to the divestiture of discontinued operations, that was denominated in a foreign currency.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under company-funded programs for commercial products. Research and development expenditures in 2023, 2022, and 2021 were $9.5 million, $10.1 million, and $9.8 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

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
Inventories – Inventories are valued using the first-in, first out ("FIFO") cost method and are recorded at the lower of cost or net realizable value.
Property, Plant and Equipment – Property, plant and equipment are recorded at cost. Depreciation of plant and equipment is determined on the straight-line method over the following estimated useful lives of the assets: buildings and improvements, 5 to 25 years; machinery and equipment, 3 to 10 years.
Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to impairment testing that is conducted at least annually each calendar year in the fourth quarter. Our annual impairment testing for all of our intangible assets is November 1 of each year.
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
To estimate the fair value of our five reporting units, we use both a discounted cash flow and a market valuation approach. The discounted cash flow approach uses cash flow projections and a discount rate to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, and the discount and tax rates. For the market approach, we select a group of peer companies that we believe are best representative of each reporting unit. We use a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach is a better indicator of a reporting unit's value since it reflects the specific cash flows anticipated to be generated in the future by the business.

    At the time of our annual test as of November 1, 2022, our updated forecast and projections based upon our annual strategic plan indicated that the Alluxa reporting unit’s carrying value exceeded fair value by $65.2 million which was recognized as an impairment charge in the fourth quarter of 2022. The discount rate to determine the fair value of Alluxa increased from 12.0% as of November 1, 2021 to 14.6% as of November 1, 2022. In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Alluxa reporting unit to be a triggering event for an interim goodwill impairment test. We determined the carrying value of our Alluxa reporting unit to exceed its fair value and, as a result, we impaired the remaining $60.8 million of goodwill related to Alluxa. Our Consolidated Balance Sheet at December 31, 2023 reflects no goodwill related to Alluxa.
The fair value of our semiconductor reporting unit, included in the Advanced Surface Technologies segment, exceeded carrying value by approximately 20% as of November 1, 2023. The carrying value of the Semiconductor reporting unit as of December 31, 2023 includes $532.2 million of goodwill. In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Semiconductor reporting unit to be a triggering event for an interim goodwill impairment test. We determined the fair value exceeded the carrying value as of June 30, 2023. Our Semiconductor reporting unit's value increased from our interim test as of June 30, 2023 due to further progression in our growth initiatives for the reporting unit. We considered the sensitivity of the valuation of our Semiconductor reporting unit to adverse changes in our projected cash flows under three separate alternative scenarios. First, with a 5% reduction in forecasted sales used in our valuation model, we estimate the fair value of the Semiconductor reporting unit would exceed its carrying value by approximately 12%. Second, with a 1% increase in the discount rate as of November 1, 2023 we estimate our fair value of the Semiconductor reporting unit would exceed its carrying value by approximately 9%. For the third scenario, the combination of a 1% increase in discount rate and 5% reduction in forecasted sales would result in the fair value of our Semiconductor reporting unit approximating the carrying value. All annual and interim impairment tests of goodwill for the Semiconductor reporting unit performed during the 3-years ended December 31, 2023 indicated there was no impairment of goodwill for the Semiconductor reporting unit.
The fair value of the three reporting units of our Sealing Technologies segment all exceeded their respective carrying values by more than 75% as of November 1, 2023. Our annual impairment test of the goodwill for the three reporting units of our Sealing Technologies segment as of November 1, 2022 and 2021 indicated no impairment.
Annual assessments are conducted in the context of information that was reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices, material and labor cost and availability, operational efficiency including the impact of projected capital asset additions, and the discount rates and tax rates.

Other intangible assets are recorded at cost or, when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, patents and other technology-related assets, trademarks, licenses, and non-compete agreements. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 1 to 21 years. Intangible assets with indefinite lives, which are primarily trade names, are subject to at least annual impairment testing, which were conducted as of November 1 in 2023, 2022, and 2021. The impairment testing compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. The testing completed as of November 1, 2023, 2022 and 2021, indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the assets.
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
Pension Benefits - Amortization of the net gain or loss resulting from experience different from that assumed and from changes in assumptions is included as a component of benefit cost. If, as of the beginning of the year, that net gain or loss exceeds 10% of the greater of the projected benefit obligation or the market-related value of plan assets, the amortization is that excess divided by the average remaining service period of participating employees expected to receive benefits under the plan. We amortize prior service cost using the straight-line basis over the average future service life of active participants.
For segment reporting purposes, we allocate service cost to each location generating those costs. All other components of net periodic pension cost are reported in other (non-operating) expense.
Recently Issued Accounting Guidance
In November 2023, an accounting standards update was issued that improves reportable segment disclosures surrounding significant segment expenses. The amendments in this guidance are effective for financial statements issued for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the new guidance.
In December 2023, an accounting standards update was issued that will require changes in income tax disclosures. The standard is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The standard requires prospective adoption with the understanding that there will be a lack of comparability between reporting periods. Alternatively, retrospective adoption is also permitted. We are currently evaluating the new guidance and do not expect it to have a significant impact to our income tax disclosure.

2.	Acquisitions
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
On October 26, 2020, a subsidiary of Enpro formed for this purpose (the "Alluxa Acquisition Subsidiary") acquired all of the equity securities of Alluxa, Inc. ("Alluxa"), a privately held, California-based company. Alluxa is an industrial technology company that provides specialized optical filters and thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. Alluxa's products are developed through a proprietary coating process using state-of-the-art advanced equipment. Alluxa is included in our Advanced Surface Technologies segment.
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
•During the fourth quarter of 2022, Enpro acquired all the equity securities of Lunar owned by the LeanTeq Executives and became the sole owner of LeanTeq. As a result of this purchase transaction, $35.0 million of our Redeemable Non-Controlling Interests was reclassified as a liability. We entered into a subsequent agreement with the LeanTeq Executives where we agreed to pay the full Put/Call Price calculated at the First Measurement Date and paid $41.9 million in December 2022, which was the minimum purchase price for these equity securities, of which $7.8 million eliminated our outstanding deferred compensation liability and $34.1 million reduced the liability attributable to the redeemable non-controlling interest acquisition. We anticipate an additional $1.1 million payment in the first quarter of 2024 based on Put/Call Price determined at the Second Measurement Date, which was subject to the financial performance of LeanTeq through November 2023. We have recorded this anticipated $1.1 million payment as a liability included in accrued expenses on our consolidated balance sheet as of December 31, 2023.
The fair value of the Alluxa Executives' equity interests and the LeanTeq Executives' Rollover Equity was estimated as of the closing date of those transactions. Due to the presence of the put arrangements and thus that redemption is not solely within our control, the Alluxa Executives' equity interests are, and, prior to December 2022, the LeanTeq Executives' Rollover Equity had been, presented as redeemable non-controlling interests. We initially recognized the amount at fair value, inclusive of the put-call provisions. We adjust the redeemable non-controlling interests when the redemption value exceeds the carrying value with changes recognized as an adjustment to equity.
Sales of $8.6 million and a pre-tax loss of $1.9 million for NxEdge are included in our Consolidated Statement of Operations for the year ended December 31, 2021. The following unaudited pro forma condensed consolidated financial results of operations for the years ended December 31, 2022 and 2021 are presented as if these acquisitions had been completed before January 1, 2021:

	2022	2021

Pro forma net sales	$1,099.2	$1,016.8
Pro forma net income from continuing operations	16.2	82.1

These amounts have been calculated after applying our accounting policies and adjusting the results of NxEdge to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to inventory, property, plant and equipment and intangible assets had been applied prior to January 1, 2021 as well as additional interest expense to reflect financing required, together with the corresponding tax effects. The supplemental pro forma net income for the year ended December 31, 2021 was adjusted to exclude $15.0 million of pre-tax acquisition-related costs. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of synergies that would have been expected to result from the integration of these acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred prior to January 1, 2021, or of future results of the consolidated entities.

3.	Other Income (Expense)
Operating
We incurred $5.0 million, $3.0 million and $2.5 million of restructuring and impairment costs, excluding goodwill impairment, for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 1, "Overview, Basis of Presentation, and Significant Accounting Policies" for information related to goodwill impairment charges incurred in 2023 and 2022.
Of the restructuring and impairment costs incurred in 2023 and 2022, we incurred $4.3 million and $1.8 million, respectively, of restructuring costs related to the reorganization of sites and functions, primarily in the United States and$0.7 millionand $1.2 million, respectively, of non-cash impairment charges of long-lived assets.
During 2021, we conducted a number of restructuring activities throughout our operations which mostly comprised of targeted workforce reductions. All costs associated with such initiatives were incurred in 2021.

Restructuring and impairment costs by reportable segment are as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Sealing Technologies	$3.0	$0.7	$2.4
Advanced Surface Technologies	0.9	1.3	—
Corporate	1.1	1.0	0.1
	$5.0	$3.0	$2.5
Also included in other operating income (expense) for the years ended December 31, 2022 and 2021 were $0.1 million, and $(0.1) million of other costs, respectively.
Non-Operating
During 2023, 2022 and 2021, we recorded expense of $2.9 million, $5.1 million and $8.3 million, respectively, due to environmental reserve increases based on additional information at several specific sites and other ongoing obligations of previously owned businesses. Refer to Note 19, "Commitments and Contingencies - Environmental," for additional information about our environmental liabilities.
We report the service cost component of pension and other postretirement benefits expense in operating income in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in other income (expense). For the years ended December 31, 2023, 2022, 2021, we reported approximately $1.5 million of expense and $3.6 million and $8.5 million, respectively, of income on the Consolidated Statements of Operations related to the components of net benefit cost other than service cost. Refer to Note 14, "Pension," for additional information regarding net benefit costs.
In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued a note between a domestic and foreign entity that was denominated in a foreign currency. As a result, we recorded a $3.8 million loss due to the change in exchange rate in December 2022. In January 2023, we hedged the outstanding notes to minimize future gains and losses. In 2023, we recorded a $2.2 million loss due to the change in exchange rate.
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
In 2021, we recorded a pre-tax gain of $17.5 million primarily related to the sale of our polymer components business unit, which was principally located in Houston, Texas and included in our Sealing Technologies segment. Sales reported for this business included in our net sales for the year ended December 31, 2021 were $21.4 million.
For a further discussion on businesses disposed of, see Note 20, "Discontinued Operations and Dispositions."
Additional costs included in other non-operating primarily are attributable to costs associated with previously divested businesses.

4.	Income Taxes
Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Domestic	$(63.9)	$(77.2)	$(1.8)
Foreign	101.6	105.5	67.8
Total	$37.7	$28.3	$66.0

A summary of income tax expense (benefit) from continuing operations in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Current:
Federal	$12.1	$15.0	$(3.7)
Foreign	24.8	23.2	17.8
State	1.6	0.2	0.1
	38.5	38.4	14.2
Deferred:
Federal	(11.0)	(8.9)	2.4
Foreign	1.8	(6.4)	(6.8)
State	1.5	1.3	(1.1)
	(7.7)	(14.0)	(5.5)
Total	$30.8	$24.4	$8.7

Significant components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$4.5	$18.5
Environmental reserves	9.5	10.2
Accruals and reserves	2.8	2.4
Operating leases	11.7	10.8
Interest	4.5	7.1
Compensation and benefits	9.3	8.6
Inventories	5.1	2.9
Capitalization of research and development expense	9.9	2.4
Retained liabilities of previously owned businesses	0.6	0.5
Postretirement benefits other than pensions	0.4	0.3
Other	—	0.1
Gross deferred income tax assets	58.3	63.8
Valuation allowance	(2.7)	(10.7)
Total deferred income tax assets	55.6	53.1
Deferred income tax liabilities:
Depreciation and amortization	(153.3)	(160.6)
Operating leases	(11.7)	(10.8)
Cross currency swap	(0.8)	(2.1)
Pension obligations	(2.4)	(1.6)
Other	(0.3)	—
Total deferred income tax liabilities	(168.5)	(175.1)
Net deferred income tax liabilities	$(112.9)	$(122.0)

The net deferred income tax liabilities are reflected on a jurisdictional basis as a component of the December 31, 2023 and 2022 Consolidated Balance Sheet line items noted below:

	As of December 31,
	2023	2022
	(in millions)
Other assets (non-current)	$7.8	$12.8
Deferred taxes and non-current income taxes payable	(120.7)	(134.8)
Net deferred income tax liabilities	$(112.9)	$(122.0)

At December 31, 2023, we had $0.9 million of foreign net operating loss carryforwards, of which $0.4 million expire at various dates from 2038 through 2040 if unused, and $0.5 million have an indefinite carryforward period. We also have federal and state tax credit carryforwards of $3.4 million which expire at varying dates between 2027 and 2039 as well as state net operating loss carryforwards with a tax effect of $1.5 million which expire at various dates from 2024 through 2042. These net operating loss and tax credit carryforwards may be used to offset a portion of future tax liability and thereby reduce or eliminate our federal, state or foreign income taxes otherwise payable.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $251.0 million at December 31, 2022 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $179.5 million as of December 31, 2023. Whether through the application of the 100-percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2023, we repatriated $72.6 million of earnings from our foreign subsidiaries, resulting in only $0.4 million of withholding taxes net of refunds to be received. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

We determined, based on the available evidence, that it is uncertain whether certain entities in various jurisdictions will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of $2.7 million and $10.7 million have been recorded as of December 31, 2023 and 2022, respectively. Valuation allowances recorded relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. In addition, $1.8 million and $2.0 million of the valuation allowance recorded as of December 31, 2023 and 2022, respectively, relate to general foreign tax credit carryforwards, due to uncertainty around the ability to generate the requisite foreign source income to utilize that portion of the foreign tax credits. Valuation allowances may arise associated with deferred tax assets recorded in acquisition accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in acquisition accounting reduces income tax expense.
The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
U.S. taxation of foreign profits, net of foreign tax credits	—	—	(5.6)
Research and employment tax credits	(3.6)	(2.2)	(1.1)
State and local taxes	3.0	1.5	(1.2)
Foreign tax rate differences	24.9	8.4	10.1
Statutory changes in tax rates	(1.1)	(1.1)	0.2
Valuation allowance	(1.5)	8.1	(5.1)
Changes in uncertain tax positions	1.8	(3.4)	(9.4)
Goodwill impairment	33.8	48.4	—
Nondeductible expenses	2.3	2.3	4.1
GILTI and FDII	0.2	4.0	(0.4)
Other items, net	0.8	(0.8)	0.8
Effective income tax rate	81.6%	86.2%	13.4%

The effective tax rate for 2023 was primarily driven impairment of non-deductible goodwill, the foreign rate differential related to certain foreign earnings that were subject to higher tax rates, and releasing valuation allowances on certain tax attributes. The effect of these items resulted in a net $21.6 million increase in income tax expense.

The GILTI provisions require us to include in our U.S. income tax returns certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. As a result of these provisions, our effective tax rate was increased by 4.4% due to GILTI.

As of December 31, 2023 and 2022, we had $5.0 million and $4.5 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2023 and 2022, $4.1 million and $4.1 million, respectively, would have an impact on our effective tax rate if ultimately recognized.

We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $1.4 million and $1.2 million accrued for interest and penalties at December 31, 2023 and 2022, respectively. Income tax expense includes $0.2 million, $(0.2) million and $(1.7) million for the years ended December 31, 2023, 2022, and 2021, respectively, for interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2023	2022	2021
Balance at beginning of year	$4.5	$5.5	$12.2
Additions based on tax positions related to the current year	0.5	0.2	0.9
Additions for tax positions of prior years	0.2	(0.2)	(0.2)
Reductions as a result of a lapse in the statute of limitations	(0.2)	(1.0)	(2.9)
Reductions as a result of audit/other settlements	—	—	(4.5)
Balance at end of year	$5.0	$4.5	$5.5

U.S. federal income tax returns for tax years 2020 and forward remain open to examination. We and our subsidiaries are also subject to income tax in multiple state, local and foreign jurisdictions. Substantially all significant state, local and foreign income tax returns for the years 2019 and forward are open to examination. Various state and foreign tax returns are currently under examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. In addition, gross unrecognized tax benefits may be reduced by $2.8 million within the next twelve months as the applicable statute of limitation expire.

5.	Earnings Per Share
Basic earnings per share is computed by dividing the income by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share for calendar years 2023, 2022, and 2021 is as follows (in millions, except per share data):

	2023	2022	2021
Numerator (basic and diluted):
Income from continuing operations attributable to Enpro Inc.	$10.8	$6.7	$56.9
Income from discontinued operations	11.4	198.4	121.0
Net income	$22.2	$205.1	$177.9
Denominator:
Weighted-average shares – basic	20.9	20.8	20.6
Share-based awards	0.1	0.1	0.2
Weighted-average shares – diluted	21.0	20.9	20.8
Basic earnings per share:
Continuing operations	$0.52	$0.32	$2.76
Discontinued operations	0.54	9.54	5.88
Net income per share	$1.06	$9.86	$8.64
Diluted earnings per share:
Continuing operations	$0.51	$0.32	$2.74
Discontinued operations	0.54	9.51	5.83
Net income per share	$1.05	$9.83	$8.57

6.	Inventories

	As of December 31,
	2023	2022
	(in millions)
Finished products	$53.6	$51.5
Work in process	28.4	32.7
Raw materials and supplies	60.6	67.7
Total inventories	142.6	151.9

7.	Property, Plant and Equipment

	As of December 31,
	2023	2022
	(in millions)
Land	$9.0	$6.7
Buildings and improvements	70.6	69.0
Machinery and equipment	244.0	232.3
Construction in progress	31.8	23.4
	355.4	331.4
Less accumulated depreciation	(161.6)	(146.2)
Total	$193.8	$185.2

8.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2023 and 2022 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2021	$279.4	$668.6	$948.0
Foreign currency translation	(2.6)	(10.9)	(13.5)
Acquisition	—	0.5	0.5
Disposition	(6.0)	—	(6.0)
Impairment	—	(65.2)	(65.2)
Goodwill as of December 31, 2022	270.8	593.0	863.8
Foreign currency translation	5.4	—	5.4
Impairment	—	(60.8)	$(60.8)
Goodwill as of December 31, 2023	$276.2	$532.2	$808.4

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment as of December 31, 2023, 2022 and 2021 and $126.0 million and $65.2 million for the Advanced Surface Technologies segment as of December 31, 2023 and 2022, respectively.

Identifiable intangible assets are as follows:

	As of December 31, 2023		As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$486.6	$184.8	$484.5	$157.6
Existing technology	465.2	106.1	463.7	71.3
Trademarks	64.9	29.6	64.8	24.0
Other	27.4	20.9	36.4	27.3
	1,044.1	341.4	1,049.4	280.2
Indefinite-Lived:
Trademarks	30.8	—	30.6	—
Total	$1,074.9	$341.4	$1,080.0	$280.2

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $69.3 million, $76.8 million and $44.3 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2024	$69.1
2025	$68.1
2026	$64.5
2027	$64.0
2028	$63.4

9.	Leases
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

Our building leases have remaining terms up to ten years, some of which contain options to renew up to five years, and some of which contain options to terminate. Some leases contain non-lease components, which may include items such as building common area maintenance, building parking, or general service and maintenance provided for leased assets by the lessor. Our vehicle, equipment, and other leases have remaining lease terms up to five years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

Our right of use assets and liabilities related to operating leases as of December 31, 2023 and December 31, 2022 are as follows:

		As of December 31,
	Balance Sheet Classification	2023	2022
		(in millions)
Right-of-use assets	Other assets	$48.5	$45.5

Current liability	Accrued expenses	$10.0	$9.2
Long-term liability	Other liabilities	40.6	38.1
Total liability		$50.6	$47.3

Approximately 96% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 4% arise from equipment and vehicle leases as of December 31, 2023. As of December 31, 2022, approximately 98% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 2% arise from equipment and vehicle leases.

We entered into additional operating leases, including leases acquired through business acquisitions, and renewed existing leases that resulted in new right-of-use assets totaling $12.3 million, $5.7 million, and $30.0 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

Most of our leases do not provide an implicit rate for calculating the right of use assets and corresponding lease liabilities. Accordingly, we determine the interest rate that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in similar economic environments.

Our lease costs and cash flows for the years ended December 31, 2023 and December 31, 2022 were as follows:

	Year ended
	2023	2022	2021
	(in millions)
Lease costs:
Operating lease costs	$11.9	$11.0	$7.7
Short-term and variable lease costs	$0.5	$0.2	$0.2

Cash flows:
Operating cash flows from operating leases	$11.7	$10.7	$7.5

Our weighted average remaining lease term and discount rates at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (in years)	6.4	6.6
Weighted average discount rate	3.8%	3.5%

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2024	$11.6
2025	9.8
2026	8.7
2027	7.0
2028	5.3
Thereafter	14.7
Total lease payments	57.1
Less: interest	(6.5)
Present value of lease liabilities	$50.6

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

10.	Accrued Expenses

	As of December 31,
	2023	2022
	(in millions)
Salaries, wages and employee benefits	$56.0	$51.6
Interest	4.2	4.4
Environmental	8.2	10.4
Income taxes	10.0	10.7
Taxes other than income	5.1	4.6
Operating lease liability	10.0	9.2
Other	26.1	29.3
	$119.6	$120.2

11.	Debt

	As of December 31,
	2023	2022
	(in millions)
Senior notes	$347.9	$347.2
Term loan facilities	298.1	442.6
Other notes payable	0.8	0.9
	646.8	790.7
Less current maturities of long-term debt	8.1	15.6
	$638.7	$775.1
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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2023.
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
The borrowing availability under our Revolving Credit Facility at December 31, 2023 was $390.0 million after giving consideration to $10.0 million of outstanding letters of credit. The balance of borrowings outstanding under the Term Loan A-2 Facility at December 31, 2023 was $299.3 million.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of December 31, 2023.

Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2024	$8.1
2025	16.0
2026	625.8
2027	0.1
2028	0.1
Thereafter	—
$650.1

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and Term Loan A-2 Facility. In the Consolidated Balance Sheet as of December 31, 2023, these amounts are shown net of unamortized debt discounts aggregating $3.3 million pursuant to applicable accounting rules.
Debt Issuance Costs
During 2021, we capitalized $4.7 million of debt issuance costs in connection with the Amended Credit Agreement. At December 31, 2023, the remaining unamortized balance of these costs was $2.3 million.

12.	Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. Since December 2022, we have entered into monthly forward contracts to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this position to be resolved in 2024. The notional amount of foreign exchange contracts was $110.5 million and $103.3 million at December 31, 2023 and 2022, respectively. All foreign exchange contracts outstanding at December 31, 2023 expired in January of 2024.
The foreign exchange contracts were recorded at their fair market value as of December 31, 2023 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations with the exception of our monthly forward contracts to hedge our Euro exposure which are recorded in other expense. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In September 2018, we entered into cross currency swap agreements (the "Swap") with a notional amount of $200.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our then outstanding fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 172.8 million EUR with a weighted average interest rate of 2.8%, with interest payment dates of March 15 and September 15 of each year.
The Swap matured on September 15, 2022. At settlement, we received $30.8 million in cash, of which $27.4 million represented the fair value of the contracts as of the settlement date and $3.4 million represented interest receivable. Realized gains totaling $20.8 million, net of tax, as of the maturity date are included in accumulated other comprehensive income.

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
We have designated the Additional Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At December 31, 2023, the fair value of the Additional Swap equaled $3.1 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Additional Swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Additional Swap is effective in hedging the designated risk. Cash flows related to the Additional Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2023	December 31, 2022
	(in millions)
Assets
Foreign currency derivatives	$3.1	$8.5
Deferred compensation assets	12.5	9.8
	$15.6	$18.3
Liabilities
Deferred compensation liabilities	$13.3	$10.3
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximate their respective fair values, except for the following:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$646.8	$649.8	$790.7	$788.8

The fair values for long-term debt are based on quoted market prices for identical liabilities, but this would be considered a Level 2 computation because the market is not active.

14.	Pension
We have non-contributory defined benefit pension plans covering eligible employees in the United States, Mexico, Taiwan and several European countries. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and, effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006 and benefits for all remaining eligible salaried employees were frozen as of January 1, 2021. Benefits for hourly employees in the United States were frozen as of January 1, 2024.
Certain of our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Certain employees hired prior to August 1st, 2016 are eligible to receive an additional 2% company contribution each year. We recorded $9.5 million, $8.6 million and $8.3 million in expenses in 2023, 2022 and 2021, respectively, for matching contributions under these plans.
Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. In 2023, we contributed $5.5 million, in cash, to our U.S. pension plans. No contributions were made in 2022 or 2021. The contribution was made in 2023 in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We do not anticipate making contributions in 2024 to our U.S. defined benefit pension plans and we expect to make total contributions of approximately $1.0 million in 2024 to the foreign pension plans.
The projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $7.7 million and $0.2 million at December 31, 2023, and $6.1 million and $0.2 million at December 31, 2022, respectively. The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $5.3 million and $0.2 million at December 31, 2023, and $4.3 million and $0.2 million at December 31, 2022, respectively.
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2023 and 2022.

	2023	2022
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$247.6	$335.7
Service cost	0.7	1.2
Interest cost	13.6	9.8
Actuarial loss (gain)	12.9	(77.6)
Benefits paid	(16.3)	(15.9)
Curtailments	(0.3)	(1.0)
Plan combination (acquisitions/divestitures)	—	(3.9)
Other	0.5	(0.7)
Projected benefit obligations at end of year	258.7	247.6

Change in Plan Assets	2023	2022
	(in millions)
Fair value of plan assets at beginning of year	253.3	351.4
Actual return on plan assets	24.1	(81.5)
Benefits paid	(16.3)	(15.9)
Settlements	(0.3)	—
Company contributions	5.9	0.2
Plan combination (acquisitions/divestitures)	—	(0.8)
Other	—	(0.1)
Fair value of plan assets at end of year	266.7	253.3

Funded Status at End of Year	$8.0	$5.7

	2023	2022
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$15.6	$11.7
Current liabilities	(0.6)	(0.5)
Long-term liabilities	(7.0)	(5.5)
	$8.0	$5.7
Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2023 and 2022 consist of:

	2023	2022
	(in millions)
Net actuarial loss	$60.7	$59.6
Prior service cost	0.2	0.6
	$60.9	$60.2
The accumulated benefit obligation for all defined benefit pension plans was $256.3 million and $245.9 million at December 31, 2023 and 2022, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension plans for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net Periodic Benefit Cost
Service cost	$0.7	$1.2	$1.5
Interest cost	13.6	9.8	9.0
Expected return on plan assets	(13.8)	(13.3)	(18.3)
Amortization of prior service cost	(0.1)	0.2	0.1
Amortization of net loss	1.5	0.5	0.7
Curtailments	0.3	(1.0)	—
Net periodic benefit cost (income)	$2.2	$(2.6)	$(7.0)

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss (gain)	$2.4	$17.2	$(4.7)
Prior service cost	—	—	0.4
Amortization of net loss	(1.5)	(0.5)	(0.7)
Amortization of prior service cost	0.1	(0.2)	(0.1)
Curtailments	(0.3)	1.0	—
Total recognized in other comprehensive income	0.7	17.5	(5.1)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$2.9	$14.9	$(12.1)

	at December 31,
	2023	2022	2021
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	5.125%	5.625%	3.000%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.625%	3.000%	2.625%
Expected long-term return on plan assets	5.6%	3.9%	5.3%
Rate of compensation increase	N/A	N/A	3.0%
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined with a model that uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 5.1% at December 31, 2023. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2024. A 25 basis point decrease in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase pension expense by approximately $0.2 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We use the Pri-2012 base mortality table with the MP-2021 projection scale to value our domestic pension liabilities.
Plan Assets
The asset allocation for pension plans at the end of 2023 and 2022, and the targeted allocation for 2024, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2024	2023	2022
Asset Category
Equity securities	20%	21%	22%
Fixed income	80%	79%	78%
	100%	100%	100%
Our investment goal is to maximize the return on assets, over the long term, by investing in equities and fixed income investments while diversifying investments within each asset class to reduce the impact of losses in individual securities. Equity investments include a mix of U.S. large capitalization equities, U.S. small capitalization equities and non-U.S. equities. Fixed income investments include a mix of treasury obligations and high-quality corporate bonds. The asset allocation policy is reviewed and any significant variation from the target asset allocation mix is rebalanced periodically. The plans have no direct investments in Enpro common stock.
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023	2022
	(in millions)
Mutual funds – U.S. equity	$34.4	$32.6
Mutual funds – international equity	22.8	22.3
Mutual funds - fixed income treasury and corporate bonds	208.2	197.2
Cash equivalents	1.3	1.2
	$266.7	$253.3

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following calendar years:

Pension Benefits
(in millions)
2024	$17.4
2025	$17.9
2026	$18.0
2027	$18.3
2028	$19.6
Years 2029 – 2033	$97.9
Other Post-Employment Retirement Benefits
We have liabilities related to other post-employment retirement benefits that were offered to certain employees of several legacy businesses owned by Enpro's predecessor as well as certain continuing operations. New employees are not offered these benefits and nearly all employees who were offered these benefits are retired. Disclosures related to these benefits are not included in the discussion and tables above. At December 31, 2023, we had $5.5 million of liabilities related to these benefits of which $1.8 million is a current liability.

15.	Shareholders' Equity
We have a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $24.3 million, $23.4 million, and $22.4 million were made during the years ended December 31, 2023, 2022, and 2021, respectively.
On February 15, 2024 we announced that our board of directors had increased the quarterly dividend to $0.30 per share, commencing with the dividend to be paid on March 20, 2024 to all shareholders of record as of March 6, 2024.
In October 2022, our board of directors renewed their authorization for a new two-year program of up to $50.0 million for the repurchase of our outstanding common shares. We have not made any repurchases for the 3-year period ended December 31, 2023.
The shares for all repurchase plans are retired upon purchase.

16.	Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive Income (loss) by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2020	$31.7	$(36.6)	$(4.9)
Other comprehensive income before reclassifications	2.5	3.8	6.3
Amounts reclassified from accumulated other comprehensive loss	12.9	0.7	13.6
Net current-period other comprehensive income	15.4	4.5	19.9
Less: other comprehensive income attributable to redeemable non-controlling interests	0.4	—	0.4
Net current-period other comprehensive income attributable to Enpro Inc.	15.0	4.5	19.5
Balance at December 31, 2021	46.7	(32.1)	14.6
Other comprehensive income before reclassifications	(39.7)	(12.8)	(52.5)
Amounts reclassified from accumulated other comprehensive loss	1.4	(0.2)	1.2
Net current-period other comprehensive income	(38.3)	(13.0)	(51.3)
Less: other comprehensive income attributable to redeemable non-controlling interests	(3.4)	—	(3.4)
Net current-period other comprehensive income attributable to Enpro Inc.	(34.9)	(13.0)	(47.9)
Balance at December 31, 2022	11.8	(45.1)	(33.3)
Other comprehensive loss before reclassifications	12.3	(2.0)	10.3
Amounts reclassified from accumulated other comprehensive loss	—	0.8	0.8
Net current-period other comprehensive income	12.3	(1.2)	11.1
Less: other comprehensive income attributable to redeemable non-controlling interests	—	—	—
Net current-period other comprehensive income (loss) attributable to Enpro Inc.	12.3	(1.2)	11.1
Balance at December 31, 2023	$24.1	$(46.3)	$(22.2)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2023	2022	2021
	(in millions)
Pension and other postretirement plans adjustments:
Amortization of actuarial losses	$0.8	$0.6	$0.8	(1)
Amortization of prior service costs	(0.1)	0.2	0.1	(1)
Curtailments	0.3	(1.0)	—	(1)
Total before tax	1.0	(0.2)	0.9	Income (loss) from continuing operations before income taxes
Tax benefit	(0.2)	—	(0.2)	Income tax expense
Net of tax	$0.8	$(0.2)	$0.7	Income (loss) from continuing operations
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$—	$1.4	$12.9	Other (non-operating) income (expense); Income from discontinued operations, including gain on sale, net of taxes
(1)    These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Since these are components of net periodic pension cost other than service cost, the affected Consolidated Statement of Operations caption is other (non-operating) expense. (See Note 14, "Pension" for additional details).

17.	Equity Compensation Plans
We have equity compensation plans (the “Plans”) that provide for the delivery of shares pursuant to various market and performance-based incentive awards. As of December 31, 2023, there are 1.3 million shares available for future awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plans.
The Plans permit awards of restricted share units to be granted to executives and other key employees. Generally, share units awarded vest in equal annual increments over three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. As of December 31, 2023, there was $5.5 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average remaining amortization period of 1.7 years.
Under the terms of the Plans, performance share awards were granted to executives and other key employees during 2023, 2022 and 2021. Each grant will vest if Enpro achieves specific financial objectives at the end of each three-year performance period. Additional amounts under these awards are paid out if objectives are exceeded, but some or all the awards may be forfeited if objectives are not met.
Performance shares earned at the end of a performance period, if any, for shares issued in 2023 will be paid in actual shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. Performance shares earned at the end of a performance period for awards granted in 2022, if any, and 2021 will be paid in cash, less applicable withholding taxes if the employee chooses. Awards are forfeited if a grantee terminates employment, during the performance period, except in the case of retirement.
Compensation expense related to performance share awards payable in stock granted in 2023 is computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted in 2023 are subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards was computed based upon this grant date fair value using the straight-line method over the applicable performance period.

Compensation expense related to the performance share awards payable in cash granted in 2022 and 2021 is computed using the fair value of the awards as of December 31, 2023. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation issued for performance share awards is subject to a market conditions based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. Compensation expense for these awards is computed based upon the calculated fair value at the end of the period using the straight-line method over the applicable performance period. The shares will be remeasured and compensation expense will be adjusted based on the current market-based estimate.
The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We issued performance share awards to eligible participants on February 16, 2023, February 15, 2022 and February 16, 2021. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Annual expected dividend yield	Risk free interest rate
Shares granted February 16, 2023
Enpro Inc.	36.78%	—%	4.34%
S&P 600 Capital Goods Index	44.65%	n/a	4.34%
Shares granted February 15, 2022
Enpro Inc.	33.1%	1.00%	4.26%
S&P 600 Capital Goods Index	39.43%	n/a	4.26%
Shares granted February 16, 2021
EnPro Industries, Inc.	47.32%	1.4%	0.22%
S&P 600 Capital Goods Index	50.86%	n/a	0.22%

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
As of December 31, 2023 there was $2.1 million of unrecognized compensation cost related to nonvested performance share awards to be paid in cash and $2.9 million of unrecognized compensation cost related to nonvested performance share awards to be settled in shares of common stock. These costs are expected to be recognized over a weighted-average vesting period of 1.6 years.
A summary of award activity under the Plans is as follows:

	Restricted Share Units		Performance Shares - Equity
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2022	124,597	88.52	—	—
Granted	62,209	116.89	60,998	148.97
Vested	(42,450)	79.61	—	—
Forfeited	(12,947)	96.14	(878)	148.97
Shares settled for cash	(17,850)	87.90	—	—
Nonvested at December 31, 2023	113,559	$107.07	60,120	$148.97

The maximum potential number of shares to be issued at December 31, 2023 is represented by the restricted share units nonvested balance at December 31, 2023. The number of nonvested performance share awards shown in the table above represents the maximum potential shares to be issued. We account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date.

During the first quarter of calendar 2021 and 2022, the Company granted Performance Shares to certain key employees which are payable in cash after a three-year vesting period. Actual payments to be made to participating employees are based on an initial target amount, which is adjusted based on the relative three-year performance of Enpro’s share price versus a set of peer companies. Expense related to each grant is recognized on a straight-line basis utilizing the best current estimate of the grant value at maturity. Expense recognized for calendar 2023, 2022 and 2021 was $9.1 million, $7.8 million, and $6.9 million, respectively. The total liability related to this Performance Share cash plan was $18.0 million at December 31, 2023, of which $12.4 million is classified as current.
Non-qualified and incentive stock options were granted in 2021, 2022, and 2023. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2023, there was $2.7 million of unrecognized compensation cost related to stock options.
The following table provides certain information with respect to stock options as of December 31, 2023:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $80.00	42,091	42,091	$53.78	6.16
Over $80.00 and under $95.00	63,231	39,280	$80.57	7.18
Over $95.00 and under $110.00	64,234	24,932	$106.47	8.11
Over $110.00	51,871	—	$111.29	9.21
Total	221,427	106,303	$90.19	7.73
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
The following assumptions were used to estimate the indicated fair value of the 2023 option awards:

	Grant Date
	February 16, 2023	March 2, 2023	October 30, 2023
Fair-value at grant date (per share)	$47.27	$45.13	$48.88

Assumptions:
Average expected term	6 years	6 years	6 years
Expected volatility	39.59%	39.75%	40.38%
Risk-free interest rate	4.02%	4.22%	4.84%
Expected dividend yield	0.99%	1.05%	1.01%

The following assumptions were used to estimate the indicated fair value of the 2022 option awards:

	Grant Date
	February 15, 2022	February 24, 2022
Fair-value at grant date (per share)	$38.86	$39.07

Assumptions:
Average expected term	6 years	6 years
Expected volatility	39.85%	39.88%
Risk-free interest rate	1.99%	1.89%
Expected dividend yield	1.06%	1.05%
The following assumptions were used to estimate the indicated fair value of the 2021 option awards:

	Grant Date
	February 25, 2021	May 4, 2021	May 17, 2021	August 5, 2021	November 26, 2021
Fair-value at grant date (per share)	$27.46	$30.32	$33.53	$29.78	$36.53

Assumptions:
Average expected term	6 years	6 years	6 years	6 years	5.6 years
Expected volatility	40.29%	40.37%	40.46%	40.65%	39.51%
Risk-free interest rate	1.02%	1.05%	1.07%	0.87%	0.42%
Expected dividend yield	1.35%	1.24%	1.14%	1.26%	1.74%

A summary of option activity under the Plans as of December 31, 2023, and changes during the year then ended, is presented below:

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2022	184,930	$82.32
Granted	51,871	111.29
Exercised	(14,975)	65.73
Forfeited	(399)	106.54
Balance at December 31, 2023	221,427	$90.19

The year-end intrinsic value related to stock options is presented below:

	December 31,
(in millions)	2023	2022	2021
Options outstanding	$14.7	$4.9	$6.1
Options exercisable	$8.6	$2.4	$1.3

We recognized the following equity-based employee compensation expenses and benefits related to our Plan activity:

	Years Ended December 31,
(in millions)	2023	2022	2021
Compensation expense	$8.8	$6.0	$5.0
Related income tax benefit	$2.4	$1.6	$1.4

Each non-employee director received an annual grant of common stock (or, at the directors' election, phantom shares) equal in value to $110,000 in the years ended December 31, 2023, 2022 and 2021. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2023, 2022 and 2021 related to these share and phantom share grants was $1.2 million, $1.0 million and $1.0 million, respectively. No cash payments were used to settle phantom shares in 2023, 2022 or 2021.

18.	Business Segment Information
We aggregate our operating businesses into two reportable segments, Sealing Technologies and Advanced Surface Technologies. Factors considered in determining our reportable segments include the economic similarity of the businesses, the nature of products sold, or solutions provided, the production processes and the types of customers and distribution methods.
Our Sealing Technologies segment engineers and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; elastomeric components; custom-engineered mechanical seals used in diverse applications; hydraulic components; test, measurement and sensing applications; sanitary gaskets; hoses and fittings for hygienic process industries; fluid transfer products for the pharmaceutical and biopharmaceutical industries; and commercial vehicle solutions used in wheel-end and suspension components that customers rely upon to ensure safety on our roadways.
These products are used in a variety of markets, including chemical and petrochemical processing, nuclear energy, hydrogen, natural gas, food and biopharmaceutical processing, primary metal manufacturing, mining, water and waste treatment, commercial vehicle, aerospace (including commercial space), medical, filtration and semiconductor fabrication. In all these industries, the performance and durability of our proprietary products and solutions are vital for the safety and environmental protection of our customers’ processes. Many of our products and solutions are used in highly demanding applications, often in harsh environments, where the cost of failure is extremely high relative to the cost of our offerings to our customers. These environments include those where extreme temperatures, extreme pressures, corrosive agents, strict tolerances, or worn equipment create challenges for product performance. Sealing Technologies offers customers widely recognized applied engineering, innovation, process know- how and enduring reliability, driving a lasting aftermarket for many of our products and solutions.
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s products and solutions include: (i) cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in semiconductor manufacturing equipment, with meaningful exposures to state-of-the-art advanced node chip applications; (ii) designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets; (iii) engineering and manufacturing complex front-end wafer processing sub-systems and new and refurbished electrostatic chuck pedestals for the semiconductor equipment industry; and (iv) engineering and manufacturing edge-welded metal bellows for the semiconductor equipment industry and critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive products and solutions that enable the performance of our customers’ high-value processes through an entire life cycle.
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
Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa being subject to reduction for certain types of employment terminations of the sellers. This expense was recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. In the fourth quarter of 2022, Enpro acquired all of the LeanTeq non-controlling interests.
Segment operating results and other financial data for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Sales
Sealing Technologies	$658.4	$624.3	$599.8
Advanced Surface Technologies	401.2	476.1	247.3
	1,059.6	1,100.4	847.1
Intersegment sales	(0.3)	(1.2)	(6.7)
Total sales	$1,059.3	$1,099.2	$840.4

Adjusted Segment EBITDA
Sealing Technologies	$192.3	$159.1	$141.9
Advanced Surface Technologies	95.5	141.5	73.2
Total Adjusted Segment EBITDA	$287.8	$300.6	$215.1

Reconciliation of Adjusted Segment EBITDA to income from continuing operations before income taxes
Income from continuing operations before income taxes	$37.7	$28.3	$66.0
Acquisition and divestiture expenses	1.1	0.5	0.4
Non-controlling interest compensation allocation	(0.3)	(0.6)	5.3
Amortization of fair value adjustment to acquisition date inventory	—	13.3	9.9
Restructuring and impairment expense	4.0	1.9	2.4
Depreciation and amortization expense	94.3	102.8	63.5
Corporate expenses	49.5	47.0	64.9
Interest expense, net	30.1	33.9	13.7
Goodwill impairment	60.8	65.2	—
Other expense (income), net	10.6	8.3	(11.0)
Adjusted Segment EBITDA	$287.8	$300.6	$215.1

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Net Sales by Geographic Area
United States	$640.3	$687.4	$445.7
Europe	149.6	139.7	132.7
Other foreign	269.4	272.1	262.0
Total	$1,059.3	$1,099.2	$840.4

Net sales are attributed to countries based on location of the customer.

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$47.5	$10.8	$58.3
Chemical and material processing	84.6	—	84.6
Food and pharmaceutical	65.4	—	65.4
General industrial	151.6	19.8	171.4
Commercial vehicle	198.4	—	198.4
Oil and gas	19.8	8.0	27.8
Power generation	68.3	—	68.3
Semiconductors	8.3	355.2	363.5
Other	14.5	7.1	21.6
Total third-party sales	$658.4	$400.9	$1,059.3

	Year Ended December 31, 2022
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$41.2	$6.1	$47.3
Chemical and material processing	77.6	—	77.6
Food and pharmaceutical	70.8	—	70.8
General industrial	162.3	28.4	190.7
Commercial vehicle	191.2	—	191.2
Oil and gas	21.4	5.2	26.6
Power generation	43.1	0.1	43.2
Semiconductors	6.1	430.9	437.0
Other	9.7	5.1	14.8
Total third-party sales	$623.4	$475.8	$1,099.2

	Year Ended December 31, 2021
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$32.1	$9.8	$41.9
Chemical and material processing	72.5	—	72.5
Food and pharmaceutical	65.1	—	65.1
General industrial	161.8	25.7	187.5
Commercial vehicle	174.3	—	174.3
Oil and gas	19.0	4.6	23.6
Power generation	43.6	0.2	43.8
Semiconductors	14.6	203.6	218.2
Other	10.2	3.3	13.5
Total third-party sales	$593.2	$247.2	$840.4

Sales to one customer of our Sealing Technologies and Advanced Surface Technologies segments represented approximately $270.3 million, $296.5 million, and $166.4 million of our consolidated sales for the years ended December 31, 2023, 2022, and 2021, respectively.

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Capital Expenditures
Sealing Technologies	$17.1	$8.2	$6.3
Advanced Surface Technologies	16.8	21.2	8.6
Total capital expenditures	$33.9	$29.4	$14.9

Depreciation and Amortization Expense
Sealing Technologies	$25.1	$26.1	$30.6
Advanced Surface Technologies	69.2	76.7	32.9
Corporate	0.2	0.3	0.3
Total depreciation and amortization	$94.5	$103.1	$63.8

	As of December 31,
	2023	2022
	(in millions)
Assets
Sealing Technologies	$687.1	$689.6
Advanced Surface Technologies	1,385.9	1,519.6
Corporate	426.5	422.7
Discontinued Operations	—	15.9
	$2,499.5	$2,647.8

Long-Lived Assets
United States	$154.9	$152.7
France	7.9	7.4
Other Europe	1.2	0.9
Other foreign	29.8	24.2
Total	$193.8	$185.2
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 19 sites. At 14 of these sites, the future cost per site for us or our subsidiaries is expected to exceed $100,000. We do not conduct manufacturing operations at any of these sites. At all 19 sites, one or more of our subsidiaries formerly conducted business operations but no longer do. Among these 19 sites, investigations have been completed for 15 sites and are in progress at 4 sites. Among the 15 sites where investigations have been completed, 7 sites have remediation systems that are operating and our only obligation at the other 8 sites is to conduct periodic monitoring. In addition to the 19 sites referenced above, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at 1 additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting EPA's response.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of December 31, 2023 and 2022, we had recorded liabilities aggregating $39.0 million and $42.1 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities at December 31, 2023, was $8.2 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings. In September 2022, EnPro Holdings paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at December 31, 2023 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.

Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at December 31, 2023 for this site was $11.5 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42

U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $2.9 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at December 31, 2023.
In addition to the two sites discussed above, we have additional reserves of $26.9 million, of which $13.5 million pertains to implementing and managing a solution to clean trichloroethylene soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at December 31, 2023.

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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
	(in millions)
Balance at beginning of year	$5.2	$4.9	$6.7
Charges to expense	2.6	2.2	0.7
Settlements made	(1.4)	(1.9)	(2.5)
Balance at end of year	$6.4	$5.2	$4.9

20.	Discontinued Operation and Dispositions
In the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. ("GPT"). These businesses, along with Compressor Products International ("CPI"), which was divested on December 21, 2021, comprised our entire Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be discontinued operations. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements.
On January 30, 2023 we completed the sale of GPT. In 2023, we received $28.9 million, net of transaction fees and cash sold, resulting in a pretax gain of $14.6 million recognized in the first quarter of 2023.
The sale of GGB closed on November 4, 2022 to The Timken Company. We received $298.2 million, net of transaction fees and cash sold, including $3.1 million of payments made in the first quarter of 2023. We recorded a pre-tax gain of $189.1 million as part of our discontinued operations in the fourth quarter of 2022. The sale of GGB included a subsidiary of our Sealing Technologies segment which is not part of the discontinued operations described above. We recorded a pre-tax loss of $0.4 million related to the sale of this subsidiary. The loss on sale as well as operating activity of this subsidiary are included in continuing operations up to the date of the sale.
On December 21, 2021, we completed the sale of specified equity interests and assets of CPI, which had been included in our Engineered Materials segment. We received $185.7 million, net of transaction fees and cash sold, resulting in a pre-tax gain of $117.6 million as part of our discontinued operations.
Dispositions
On September 2, 2021, we sold certain assets and liabilities of our polymer components business unit, which was principally located in Houston, Texas and had been included in our Sealing Technologies segment. As a result of the sale, we recorded a pre-tax gain of $19.5 million in other income (expense) on our Consolidated Statement of Operations.

The results of our discontinued operations were as follows:

	Years Ended December 31,
	2023	2022	2021
	(in millions)
Net sales	$2.0	$188.9	$301.4
Cost of sales	1.3	124.6	192.1
Gross profit	0.7	64.3	109.3
Operating expenses:
Selling, general, and administrative expenses	0.4	43.8	76
Other	—	0.2	3.6
Total operating expenses	0.4	44.0	79.6
Operating income from discontinued operations	0.3	20.3	29.7
Income from discontinued operations before income taxes	0.3	20.3	29.7
Income tax benefit (expense)	(0.1)	1.8	(13.9)
Income from discontinued operations, net of taxes before gain from sale of discontinued operations	0.2	22.1	15.8
Gain from sale of discontinued operations, net of taxes	11.2	176.3	105.2
Income from discontinued operations, net of taxes	$11.4	$198.4	$121.0

The major classes of assets and liabilities for our discontinued Engineered Materials segment are shown below:

(in millions)	December 31, 2022
Assets:
Accounts receivable	$3.8
Inventories	3.1
Property, plant and equipment	7.6
Other intangible assets	1.2
Other assets	0.2
Current assets of discontinued operations	$15.9

Liabilities
Accounts payable	$1.4
Accrued expenses	0.9
Current liabilities of discontinued operations	$2.3

Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to our Engineered Materials segment for corporate services not expected to continue at the divested business subsequent to closing have not been reflected in the above financial statements of discontinued operations and have been reclassified to income from continuing operations in our accompanying consolidated financial statements for all periods. In addition, divestiture-related costs previously not allocated to our Engineered Materials segment that were incurred as a result of the divestiture of Engineered Materials have been reflected in the financial results of discontinued operations. As a result, income from discontinued operations before income taxes of Engineered Materials has been decreased by $1.7 million for the year ended December 31, 2022 and increased $2.4 million, for the year ended December 31, 2021 with offsetting changes in corporate expenses of continuing operations.

21.	Subsequent Events
On December 28, 2023, EnPro Holdings entered into an agreement to acquire Advanced Micro Instruments, Inc. (“AMI”) for $210 million in cash, subject to customary purchase price adjustments related to the final acquisition date net working capital determination. We estimate that approximately 3% of the total consideration given for the acquisition of AMI is related to net tangible assets, excluding cash.
AMI is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition. The acquisition closed on January 29, 2024 and thus the assets and operating results of AMI are not included in our 2023 financial statements. AMI will be included as part of our Sealing Technologies segment.
Based in Costa Mesa, California, AMI serves customers in the midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory, wastewater and aerospace markets. The company offers a portfolio of oxygen, hydrogen sulfide and moisture analyzers and proprietary sensing capabilities that detect contaminants in a variety of processes, including natural gas and biogas streams, which enable operators to avoid flaring and, thereby, reduce CO2 emissions.
On February 21, 2024, we acquired all outstanding equity interests of the Alluxa Acquisition Subsidiary for $17.9 million and became the sole owner of the Alluxa. For an additional discussion on the equity interests of the Alluxa Acquisition Subsidiary, see Note 2, "Acquisitions".

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2023, 2022 and 2021
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Expense (income)	Write-off of Receivables	Other (1)	Balance, End of Year
2023	$2.9	$(0.3)	$(0.7)	$0.1	$2.0
2022	$2.1	$1.0	$(0.2)	$—	$2.9
2021	$1.8	$0.1	$(0.2)	$0.4	$2.1

(1)Consists primarily of the effect of changes in currency rates.

Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Expense (income)	Other (2)	Balance, End of Year
2023	$10.7	$(8.1)	$0.1	$2.7
2022	$8.9	$2.3	$(0.5)	$10.7
2021	$6.6	$2.6	$(0.3)	$8.9

(2)Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.