Form 10-Q
period 2024-03-31
Enpro Inc.
filed 2024-05-08
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-31225
 _________________________________________
ENPRO INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2024, there were 20,952,146 shares of common stock of the registrant outstanding, which does not include 177,588 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2024 and 2023
(in millions, except per share amounts)

	2024	2023
Net sales	$257.5	$282.6
Cost of sales	151.3	166.5
Gross profit	106.2	116.1
Operating expenses:
Selling, general and administrative	77.4	71.5
Other	0.8	0.8
Total operating expenses	78.2	72.3
Operating income	28.0	43.8
Interest expense	(10.3)	(11.7)
Interest income	2.1	3.8
Other expense	(5.5)	(1.8)
Income from continuing operations before income taxes	14.3	34.1
Income tax expense	(1.8)	(8.1)
Income from continuing operations	12.5	26.0
Income from discontinued operations, including gain on sale, net of tax	—	11.4
Net income	12.5	37.4
Comprehensive income	$9.0	$44.5
Basic earnings per share:
Continuing operations	$0.60	$1.25
Discontinued operations	—	0.55
Net income per share	$0.60	$1.80
Diluted earnings per share:
Continuing operations	$0.59	$1.24
Discontinued operations	—	0.55
Net income per share	$0.59	$1.79

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2024 and 2023
(in millions)

	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$12.5	$37.4
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(11.4)
Taxes related to sale of discontinued operations	—	(3.5)
Depreciation	5.9	6.0
Amortization	18.7	17.6
Promissory note reserve	4.5	—
Deferred income taxes	(0.6)	(0.4)
Stock-based compensation	2.9	2.4
Other non-cash adjustments	2.0	1.1
Change in assets and liabilities, net of effects of acquisition and sale of businesses:
Accounts receivable, net	(14.7)	(11.5)
Inventories	0.6	(4.9)
Accounts payable	(7.7)	(4.6)
Other current assets and liabilities	(15.0)	(0.9)
Other non-current assets and liabilities	(2.8)	(0.9)
Net cash provided by operating activities of continuing operations	6.3	26.4
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(8.2)	(5.0)
Proceeds from sale of businesses, net	0.1	25.3
Purchase of short-term investments	—	(35.0)
Acquisition	(208.9)	—
Other	—	(0.1)
Net cash used in investing activities of continuing operations	(217.0)	(14.8)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	39.5	—
Repayments of debt	(6.5)	(4.0)
Purchase of non-controlling interest	(17.9)	—
Dividends paid	(6.4)	(6.2)
Other	(2.5)	(1.8)
Net cash provided by (used in) financing activities of continuing operations	6.2	(12.0)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	(0.6)
Net cash used in discontinued operations	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	2.7
Net increase (decrease) in cash and cash equivalents	(205.9)	1.7
Cash and cash equivalents at beginning of period	369.8	334.4
Cash and cash equivalents at end of period	$163.9	$336.1
Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$5.3	$7.0
Income taxes, net of refunds	$4.6	$(0.1)
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.6	$0.1
See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$163.9	$369.8
Accounts receivable, net	134.0	116.7
Inventories	146.4	142.6
Prepaid expenses and other current assets	19.9	21.2
Total current assets	464.2	650.3
Property, plant and equipment, net	194.7	193.8
Goodwill	903.4	808.4
Other intangible assets, net	853.1	733.5
Other assets	112.4	113.5
Total assets	$2,527.8	$2,499.5
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$10.1	$8.1
Accounts payable	60.4	68.7
Accrued expenses	108.7	119.6
Total current liabilities	179.2	196.4
Long-term debt	670.0	638.7
Deferred taxes and non-current income taxes payable	152.7	120.7
Other liabilities	112.0	116.1
Total liabilities	1,113.9	1,071.9
Commitments and contingencies
Redeemable non-controlling interests	—	17.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,129,575 shares in 2024 and 21,086,678 shares in 2023	0.2	0.2
Additional paid-in capital	306.4	304.9
Retained earnings	1,134.2	1,128.0
Accumulated other comprehensive loss	(25.7)	(22.2)
Common stock held in treasury, at cost – 177,943 shares in 2024 and 178,151 shares in 2023	(1.2)	(1.2)
Total shareholders’ equity	1,413.9	1,409.7
Total liabilities and equity	$2,527.8	$2,499.5

See notes to consolidated financial statements (unaudited).

ENPRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview and Basis of Presentation
Overview
Enpro Inc. (“we,” “us,” “our,” “Enpro,” or the “Company”) is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, industrial process, aerospace, food, photonics, biopharmaceuticals and life sciences. Enpro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.
Over the past several years, we have executed several strategic initiatives to create a portfolio of businesses that offer proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and recurring aftermarket revenue in markets with favorable secular tailwinds.
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements. The accompanying interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2023 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2023 included within our annual report on Form 10-K.
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
Recently Issued Accounting Guidance
In November 2023, an accounting standards update was issued that improves reportable segment disclosures surrounding significant segment expenses. The amendments in this guidance are effective for financial statements issued for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating this new guidance.
In December 2023, an accounting standards update was issued that will require changes in income tax disclosures. The standard is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The standard requires prospective adoption with the recognition that there will be a lack of comparability between reporting periods upon adopting this new standard. Alternatively, retrospective adoption is also permitted. We are currently evaluating this new guidance.
2.    Acquisitions
Acquisition of business
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $208.9 million, net of cash acquired, subject to standard purchase price adjustments. We anticipate making a payment of approximately a $0.6 million in the second quarter of 2024 when the purchase price adjustment is scheduled to be finalized. In connection with the acquisition of AMI, there were $3.3 million of acquisition-related costs incurred during the quarter ending March 31, 2024 which were expensed during the quarter and included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.

AMI is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition. AMI is included within the Sealing Technologies segment.
Based in Costa Mesa, California, AMI serves customers in the midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory wastewater and aerospace markets. The company offers a portfolio of oxygen, hydrogen, sulfide and moisture analyzers and proprietary sensing capabilities that detect contaminants in a variety of processes, including natural gas and biogas streams, which enable operators to avoid flaring and, thereby, reduce CO2 emissions.
The purchase price of AMI was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired less the liabilities assumed is reflected as goodwill, which is attributable primarily to the value of the workforce and the ongoing operations of the business. Goodwill recorded as part of the purchase price was $95.6 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition totaled $138.1 million, consisting of indefinite and definite-lived intangible assets. Indefinite lived intangible assets relates solely to future products that were in development as of the acquisition date. We will begin amortizing this asset over its estimated life once these products in development become commercially available. Definite-lived intangible assets include proprietary technology, customer relationships, trade names, and non-competition agreements. Inventory acquired included an adjustment to fair value of $1.7 million, all of which was amortized to cost of goods sold in the first quarter of 2024.
Identifiable intangible assets acquired are as follows:

		Weighted-average amortization period
Definite-lived intangible assets acquired:	(in millions)	(years)
Customer relationships	$12.0	15.0
Existing technology	106.0	15.0
Trademarks	5.0	10.0
Other	1.1	3.3
Total definite-lived intangible assets	124.1	14.7

Indefinite-lived intangible assets acquired:
In-process research and development	14.0

Identifiable intangible assets acquired	$138.1

We will continue to evaluate the purchase price allocation of this acquisition, including the value of intangible assets and income tax assets and liabilities and adjust this allocation as appropriate. The allocation of purchase price may be revised during the one-year measurement period as our initial estimates below are finalized. The following table represents the preliminary allocation of purchase price:

(in millions)
Accounts receivable	$3.3
Inventories	5.2
Property, plant, and equipment	0.2
Goodwill	95.6
Other intangible assets	138.1
Other assets	0.6
Deferred income taxes	(31.9)
Liabilities assumed	(1.6)
$209.5
Sales of $7.3 million and pre-tax income of $0.8 million for AMI are included in our Consolidated Statements of Operations for the period from acquisition through March 31, 2024. The following unaudited pro forma condensed consolidated financial results of operations for the three months ended March 31, 2024 and 2023 are presented as if the acquisition had been completed on January 1, 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Pro forma net sales	$260.3	$291.7
Pro forma income from continuing operations	$14.7	$24.3
These amounts have been calculated after applying our accounting policies and adjusting the results of AMI to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied as of January 1, 2023. The supplemental pro forma net income for the three months ended March 31, 2024 was adjusted to exclude $3.3 million of pre-tax acquisition-related costs related to AMI. The pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of any potential synergies as a result of the integration of AMI. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition of AMI occurred on January 1, 2023, or of future results of Enpro Inc.
Acquisition of non-controlling interest
In connection with our acquisition of Alluxa in October 2020, three Alluxa executives (the "Alluxa Executives") received rollover equity interests in the form of approximately 7% of the total equity interest of an entity we formed for the purpose of acquiring Alluxa (the "Alluxa Acquisition Subsidiary"). Pursuant to the limited liability operating agreement (the "Alluxa LLC Agreement") that was entered into with the completion of the transaction, each Alluxa Executive had the right to sell to us, and we had the right to purchase from each Alluxa Executive (collectively, the "Put and Call Rights"), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. In January 2024, we agreed with the Alluxa Executives to change the terms of the Put and Call Rights so that all outstanding equity interests could be acquired in 2024. In February of 2024, we acquired all outstanding equity interests in the Alluxa Acquisition Subsidiary for $17.9 million, which was the minimum fixed price set in the Alluxa LLC Agreement. As this transaction was for the acquisition of all remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholder's equity and as a financing cash flow in the Consolidated Statement of Cash Flows. Enpro is now the sole owner of Alluxa.

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

The effective tax rates for the three months ended March 31, 2024 and 2023 were 12.6% and 23.7%, respectively. The lower effective tax rate for the three months ended March 31, 2024 is primarily driven by favorable state amended return filings and additional tax benefit related to share-based payment awards partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the three months ended March 31, 2023 is primarily the result of higher tax rates in most foreign jurisdictions partially offset by the release of a valuation allowance on certain foreign net operating losses and a tax benefit related to share-based payment awards.

The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two that was effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation to enact Pillar Two. The adoption of Pillar Two has had no impact on our income tax expense for the three months ended March 31, 2024 and we expect there to be minimal impact in subsequent quarters.
4.    Earnings Per Share

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income from continuing operations	$12.5	$26.0
Income from discontinued operations, net of tax	—	11.4
Net income	$12.5	$37.4
Denominator:
Weighted-average shares – basic	20.9	20.8
Share-based awards	0.2	0.1
Weighted-average shares – diluted	21.1	20.9
Basic earnings per share:
Continuing operations	$0.60	$1.25
Discontinued operations	—	0.55
Basic earnings per share	$0.60	$1.80
Diluted earnings per share:
Continuing operations	$0.59	$1.24
Discontinued operations	—	0.55
Diluted earnings per share	$0.59	$1.79

5.    Inventories

	March 31, 2024	December 31, 2023
	(in millions)
Finished products	$52.6	$53.6
Work in process	29.3	28.4
Raw materials	64.5	60.6
Total inventories	$146.4	$142.6

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2024, are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2023	$276.2	$532.2	$808.4
Acquisition of business	95.6	—	95.6
Foreign currency translation	(0.6)	—	(0.6)
Goodwill as of March 31, 2024	$371.2	$532.2	$903.4

The goodwill balances reflected above at March 31, 2024, are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	March 31, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$498.5	$191.6	$486.6	$184.8
Existing technology	571.3	115.9	465.2	106.1
Trademarks	69.8	30.8	64.9	29.6
Other	28.4	21.4	27.4	20.9
	1,168.0	359.7	1,044.1	341.4
Indefinite-Lived:
In-process research and development	14.0	—	—	—
Trademarks	30.8	—	30.8	—
Total	$1,212.8	$359.7	$1,074.9	$341.4
Amortization for the three months ended March 31, 2024 and 2023 was $18.6 million, and $17.4 million, respectively.

The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2024	$77.1
2025	$76.8
2026	$73.1
2027	$72.5
2028	$71.8
7.    Accrued Expenses

	March 31, 2024	December 31, 2023
	(in millions)
Salaries, wages and employee benefits	$40.1	$56.0
Interest	9.4	4.2
Environmental	8.2	8.2
Income taxes	9.8	10.0
Taxes other than income taxes	7.4	5.1
Operating lease liabilities	10.2	10.0
Other	23.6	26.1
	$108.7	$119.6

8.     Long-Term Debt
Senior Secured Credit Facilities
On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company and our subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of March 31, 2024.
The borrowing availability under our Revolving Credit Facility at March 31, 2024 was $355.0 million after giving consideration to $10.0 million of outstanding letters of credit and $35.0 million of outstanding borrowings. The balance of borrowings outstanding under the Term Loan A-2 Facility at March 31, 2024 was $297.3 million.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of March 31, 2024

9.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the three months ended March 31, 2024 and 2023, are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Service cost	$0.1	$0.1
Interest cost	3.2	3.3
Expected return on plan assets	(3.6)	(3.4)
Amortization of net loss	0.4	0.4
Net periodic benefit cost	$0.1	$0.4

We do not anticipate making any contributions to our U.S. defined benefit pension plans in calendar year 2024.
10.    Shareholders' Equity
The quarterly changes in shareholders' equity during the three months ended March 31, 2024 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2023	21.0	$0.2	$304.9	$1,128.0	$(22.2)	$(1.2)	$1,409.7	$17.9
Net income	—	—	—	12.5	—	—	12.5	—
Other comprehensive income	—	—	—	—	(3.5)	—	(3.5)	—
Dividends ($0.30 per share)	—	—	—	(6.3)	—	—	(6.3)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Acquisition of Alluxa minority ownership	—	—	—	—	—	—	—	(17.9)
Balance, March 31, 2024	21.0	$0.2	$306.4	$1,134.2	$(25.7)	$(1.2)	$1,413.9	$—

The quarterly changes in shareholders' equity during the three months ended March 31, 2023 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2022	20.8	$0.2	$299.2	$1,130.2	$(33.3)	$(1.2)	$1,395.1	$17.9
Net income	—	—	—	37.4	—	—	37.4	—
Other comprehensive loss	—	—	—	—	7.1	—	7.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)	—	—	(6.1)	—
Incentive plan activity	0.1	—	1.6	—	—	—	1.6	—
Balance, March 31, 2023	20.9	$0.2	$300.8	$1,161.5	$(26.2)	$(1.2)	$1,435.1	$17.9

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $6.4 million were made during the three months ended March 31, 2024.
In May 2024, our board of directors declared a dividend of $0.30 per share, payable on June 20, 2024, to all shareholders of record as of June 5, 2024.
In October 2022, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.

In 2023, we changed our performance share awards so that awards granted under our equity compensation plan to executives and other key employees are to be paid in shares of our common stock at the end of the three-year vesting period. Awards issued in 2022 will be payable in cash at the end of the vesting period based upon the performance of Enpro’s share price relative to an industry peer group. Compensation expense related to performance shares granted in 2023 and 2024 is computed using the fair value of the awards on the grant date, which is expensed on a straight-line basis over the three-year vesting period. Compensation expense for awards granted in 2022 is computed based upon the current estimate of total projected cash to be paid at vesting and the portion of the vesting period that has elapsed.
In February 2024, we issued stock options to certain key executives for approximately 50 thousand common shares with an exercise price of $156.20 per share. The options vest pro-rata on the first, second and third anniversaries of the grant date, subject to continued employment. No options have a term greater than 10 years.
We determine the fair value of stock options using the Black-Scholes option pricing formula as of the grant date. Key inputs into this formula include expected term, expected volatility, expected dividend yield, and the risk-free interest rate. This fair value is amortized on a straight-line basis over the vesting period and recorded in selling, general and administrative costs on our Consolidated Income Statement.
The expected term represents the period that our stock options are expected to be outstanding and is determined based on historical experience of similar awards, given the contractual terms of the awards, vesting schedules, and expectations of future employee behavior. The fair value of stock options reflects a volatility factor calculated using historical market data for Enpro's common stock. The time frame used was approximated as a six-year period from the grant date for the awards. The dividend assumption is based on our expectations as of the grant date. We base the risk-free interest rate on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option's expected life.
The option awards issued in February 2024 had a fair value of $66.84 per share at their grant date. The following assumptions were used to estimate the fair value of the 2024 option awards:

Average expected term	6 years
Expected volatility	40.61%
Risk-free interest rate	4.33%
Expected dividend yield	0.77%
11.    Business Segment Information

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
We measure operating performance based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Segments non-operating expenses and income, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
In the first quarter of 2024, we refined our definition of Adjusted Segment EBITDA and corporate expenses to include certain other income or expenses previously reported in other expense, net. These items were primarily comprised of bank fees and certain foreign exchange transaction gains and losses. As a result of this change, for the quarter ended March 31, 2023, we recast our results to decrease Advanced Surface Technologies adjusted segment EBITDA by $0.1 million and increased corporate expenses by $0.3 million.
Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of Alluxa. This expense was recorded in selling, general, and administrative expenses in our Consolidated Statements of Operations and is directly related to the terms of the acquisition. In February 2024, Enpro acquired all of the Alluxa non-controlling interests and became the sole owner of Alluxa.

Segment operating results and other financial data for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Sales
Sealing Technologies	$171.6	$173.3
Advanced Surface Technologies	86.0	109.4
	257.6	282.7
Intersegment sales	(0.1)	(0.1)
Total sales	$257.5	$282.6

Adjusted Segment EBITDA
Sealing Technologies	$53.0	$49.7
Advanced Surface Technologies	17.3	29.4
	$70.3	$79.1

Reconciliation of Income from Continuing Operations Before Income Taxes to Adjusted Segment EBITDA
Income from continuing operations before income taxes	$14.3	$34.1
Acquisition expenses	3.3	—
Non-controlling interest compensation allocation	—	0.4
Amortization of fair value adjustment to acquisition date inventory	1.7	—
Restructuring expense	0.5	0.4
Depreciation and amortization expense	24.6	23.5
Corporate expenses	12.2	11.0
Interest expense, net	8.2	7.9
Other expense, net	5.5	1.8
Adjusted Segment EBITDA	$70.3	$79.1
Segment assets are as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Sealing Technologies	$934.6	$687.1
Advanced Surface Technologies	1,369.4	1,385.9
Corporate	223.8	426.5
	$2,527.8	$2,499.5

Revenue by End Market

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$14.2	$2.8	$17.0
Chemical and material processing	22.3	—	22.3
Food and pharmaceutical	17.0	—	17.0
General industrial	41.5	6.1	47.6
Commercial vehicle	44.9	—	44.9
Oil and gas	12.3	1.5	13.8
Power generation	17.5	—	17.5
Semiconductors	1.9	75.5	77.4
Total third-party sales	$171.6	$85.9	$257.5

	Three Months Ended March 31, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$12.5	$1.6	$14.1
Chemical and material processing	21.6	—	21.6
Food and pharmaceutical	18.7	—	18.7
General industrial	43.9	8.8	52.7
Commercial vehicle	52.4	—	52.4
Oil and gas	5.9	1.6	7.5
Power generation	16.1	—	16.1
Semiconductors	2.2	97.3	99.5
Total third-party sales	$173.3	$109.3	$282.6

12.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we have entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. We expect this intercompany note to be settled by December 2024. The notional amount of foreign exchange contracts was $108.0 million and $110.5 million at March 31, 2024 and December 31, 2023 respectively. All foreign exchange contracts outstanding at March 31, 2024 expired in April 2024.
The earnings impact of these foreign exchange contract are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At March 31, 2024, the fair value of the Swap equaled $5.6 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2024	December 31, 2023
	(in millions)
Assets
Foreign currency derivatives	5.6	3.1
Deferred compensation assets	12.6	12.5
	$18.2	$15.6
Liabilities
Deferred compensation liabilities	$13.4	$13.3
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
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets approximated their respective fair values except for the following instruments:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Long-term debt	$644.9	$648.4	$646.8	$649.8
The fair values for long-term debt are based on quoted market prices for identical liabilities, but these are considered Level 2 computations because the market is not active.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the three months ended March 31, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$24.1	$(46.3)	$(22.2)
Other comprehensive loss before reclassifications	(3.8)	—	(3.8)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Net current-period other comprehensive income	(3.8)	0.3	(3.5)
Ending balance	$20.3	$(46.0)	$(25.7)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the three months ended March 31, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$11.8	$(45.1)	$(33.3)
Other comprehensive income before reclassifications	6.8	—	6.8
Amounts reclassified from accumulated other comprehensive (loss)	—	0.3	0.3
Net current-period other comprehensive income	6.8	0.3	7.1
Ending balance	$18.6	$(44.8)	$(26.2)
Reclassifications out of accumulated other comprehensive income (loss) for the quarters and three months ended March 31, 2024 and 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Statement of Operations Caption
	Three Months Ended March 31,
(in millions)	2024	2023
Pension adjustments:
Actuarial losses	$0.4	$0.4	Other expense
Total before tax	0.4	0.4	Income before income taxes
Tax expense	(0.1)	(0.1)	Income tax benefit (expense)
Net of tax	$0.3	$0.3	Net income
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of March 31, 2024 and December 31, 2023, we had recorded liabilities aggregating $37.8 million and $39.0 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $8.2 million at March 31, 2024. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings. In September 2022, EnPro Holdings paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at March 31, 2024 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at March 31, 2024 for this site was $11.3 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. Some available remediation scenarios have higher associated costs and, if required by EPA, would require an upward adjustment of the reserve. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $2.8 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at March 31, 2024.
In addition to the two sites discussed above, we have additional reserves of $25.8 million, of which $12.5 million pertains to implementing and managing a solution to clean trichloroethylene soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at March 31, 2024.
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
Changes in the product warranty liability for the three months ended March 31, 2024 and 2023 are as follows:

	2024	2023
	(in millions)
Balance at beginning of year	$6.4	$5.2
Net charges to expense	0.2	0.3
Settlements made	(0.3)	(0.3)
Balance at end of period	$6.3	$5.2

16.    Divestitures
On January 30, 2023, we completed the sale of Garlock Pipeline Technologies, Inc. ("GPT"). In the first quarter of 2023, we received $28.4 million, net of transaction fees. We recorded a pre-tax gain on the sale of discontinued operations of $14.6 million in the first quarter of 2023. This business comprised our remaining Engineered Materials segment ("Engineered Materials"). In connection with the divestiture of our Engineered Materials segment, we paid $3.1 million in the first quarter of 2023 related to the finalization of the sale of our GGB business, which closed in December of 2022. Accordingly, we have recast, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements.
For the three months ended March 31, 2023, the results of operations from the discontinued Engineered Materials segment were as follows:

(in millions)	2023
Net sales	$2.0
Cost of sales	1.3
Gross profit	0.7
Operating expenses:
Selling, general and administrative	0.4
Total operating expenses	0.4
Income from discontinued operation before income tax	0.3
Income tax expense	(0.1)
Income from discontinued operations, net of tax	0.2
Gain from sale of discontinued operation, net of tax	11.2
Income from discontinued operations, including gain on sale, net of tax	$11.4

Pursuant to applicable accounting guidance for the reporting of discontinued operations, allocations to Engineered Materials for corporate services not expected to continue at the divested business subsequent to closing have not been reflected in the above results of discontinued operations and have been reclassified to income from continuing operations in the accompanying consolidated financial statements of the Company for all periods. In addition, divestiture-related costs previously not allocated to Engineered Materials that were incurred as a result of the divestiture of Engineered Materials have been reflected in the financial results of discontinued operations.

In connection with the sale of a business in 2020, which was not classified as a discontinued operation, we received a long-term promissory note as partial consideration. We evaluate the collectability of the note at least quarterly and based on the evaluation as of March 31, 2024, we provided a $4.5 million reserve in the first quarter of 2024. The net book value of the note after the reserve was $4.0 million as of March 31, 2024. We will continue to monitor the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. This note matures in 2026.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2023.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2023, which include:

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
Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted net income attributable to Enpro Inc., adjusted diluted earnings per share attributable to Enpro Inc., adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "— Results of Operations" and "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures"
We believe these non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, these non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.
Discontinued Operations
On January 30, 2023, we completed the sale of Garlock Pipeline Technologies, Inc. ("GPT") for gross proceeds of $28.4 million. We recorded a pre-tax gain on the sale of discontinued operations of $14.6 million in the first quarter of 2023. This business comprised our remaining Engineered Materials segment ("Engineered Materials"). Accordingly, we have recast, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements. Furthermore, unless otherwise specified, amounts presented in Management's Discussion and Analysis are for continuing operations only.

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
Over the past several years, we have executed several strategic initiatives to create a portfolio of businesses that offer proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and recurring aftermarket revenue in markets with favorable secular tailwinds.
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
Acquisitions.
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $208.9 million, net of cash acquired, subject to standard purchase price adjustments. We anticipate making approximately a $0.6 million payment in the second quarter of 2024 when the purchase price adjustments are scheduled to be finalized. In connection with the acquisition of AMI, there were $3.3 million of acquisition-related costs incurred and expensed during the quarter ended March 31, 2024 which are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
AMI is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition. AMI is included within the Sealing Technologies segment.
Based in Costa Mesa, California, AMI serves customers in the midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory wastewater and aerospace markets, The company offers a portfolio of oxygen, hydrogen, sulfide and moisture analyzers and proprietary sensing capabilities that detect contaminants in a variety of processes, including natural gas and biogas streams, which enable operators to avoid flaring and, thereby, reduce CO2 emissions.

Highlights. Financial highlights of our continuing operations for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share data)
Net sales	$257.5	$282.6
Income from continuing operations	$12.5	$26.0
Net income	$12.5	$37.4
Diluted earnings per share from continuing operations	$0.59	$1.24
Adjusted income[1]	$33.1	$40.7
Adjusted diluted earnings per share[1]	$1.57	$1.95
Adjusted EBITDA [1]	$58.4	$68.6
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.
First quarter sales declined 8.9%, with weakness in the Advanced Surface Technologies segment pairing with a 1.0% decrease in sales in the Sealing Technologies segment. Slow semiconductor markets, as well as weaker demand in commercial vehicle and food and pharmaceutical, more than offset the contribution from pricing actions and strength in the nuclear and aerospace markets.
Income from continuing operations decreased compared to the prior-year period driven primarily by results in the Advanced Surface Technologies (or “AST”) segment and an increase in the valuation reserve on a long-term promissory note received in partial consideration for the sale of a non-strategic business in 2020.
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

Results of Operations

	Three Months Ended March 31,
	2024	2023
	(in millions)
Sales
Sealing Technologies	$171.6	$173.3
Advanced Surface Technologies	86.0	109.4
	257.6	282.7
Intersegment sales	(0.1)	(0.1)
Net sales	$257.5	$282.6

Income from continuing operations	$12.5	$26.0

Adjusted Segment EBITDA
Sealing Technologies	$53.0	$49.7
Advanced Surface Technologies	17.3	29.4
Total Adjusted Segment EBITDA	$70.3	$79.1

Reconciliations of Income from Continuing Operations to Adjusted Segment EBITDA
Income from continuing operations	$12.5	$26.0
Income tax expense	(1.8)	(8.1)
Income from continuing operations before income taxes	14.3	34.1
Acquisition expenses	3.3	—
Non-controlling interest compensation allocation	—	0.4
Amortization of the fair value adjustment to acquisition date inventory	1.7	—
Restructuring and impairment costs	0.5	0.4
Depreciation and amortization expense	24.6	23.5
Corporate expenses	12.2	11.0
Interest expense, net	8.2	7.9
Other expense (income), net	5.5	1.8
Adjusted Segment EBITDA	$70.3	$79.1
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Segment non-operating expenses and income, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
In 2024, we refined our definition of Adjusted Segment EBITDA and corporate expenses to include certain other income or expenses previously reported in other expense, net. These items were primarily comprised of bank fees and certain foreign exchange transaction gains and losses. As a result of this change, for the quarter ended March 31, 2023, we recast our results to decrease Advanced Surface Technologies adjusted segment EBITDA by $0.1 million and increased corporate expenses by $0.3 million.
Non-controlling interest compensation allocation represents compensation expense associated with the rollover equity subject to put and call options from the acquisition of Alluxa. This expense was recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisition. This expense was recognized as compensation expense over the term of the respective put and call options. The Alluxa non-controlling interests were acquired by Enpro in February 2024.
Other expense, net in the table above contains all items included in other expense (non-operating) on our Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023.

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Sales of $257.5 million in the first three months of 2024 decreased 8.9% from $282.6 million in the first three months of 2023. The following table summarizes the impact of an acquisition and foreign currency on sales by segment:

Sales	Percent Change Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
increase/(decrease)	Acquisition	Foreign Currency	Organic	Total
Enpro Inc.	2.6%	0.1%	(11.6)%	(8.9)%
Sealing Technologies	4.2%	0.2%	(5.4)%	(1.0)%
Advanced Surface Technologies	—%	—%	(21.4)%	(21.4)%

Following is a discussion of operating results for each segment for the first three months of 2024 as compared to the first three months of 2023:

Sealing Technologies. Sales of $171.6 million in the first three months of 2024 reflect a 1.0% decrease compared to the $173.3 million reported in the same period of 2023. Excluding the favorable foreign exchange translation $0.4 million and the sales from a recent acquisition $7.3 million from 2023 results, sales were down 5.4% or $9.4 million. The decrease in sales was driven by declines in commercial vehicle original equipment manufacturer, general industrial, and food and pharmaceuticals, offset in part by the impact of pricing actions and strength in aerospace and nuclear.

Adjusted Segment EBITDA of $53.0 million in the first three months of 2024 increased 6.6% from $49.7 million reported in the first three months of 2023. Segment AEBITDA margins for the segment increased from 28.7% in the first three months of 2023 to 30.9% in the first three months of 2024. Excluding the favorable foreign exchange translation $0.3 million and the contribution from a business recently acquired of $4.0 million, Adjusted Segment EBITDA decreased 2.0%, or $1.0 million. The decrease in Segment AEBITDA was primarily driven by decreased sales volume ($11.3M) partially offset by higher sales pricing ($5.7 million), favorable product mix ($2.8 million), decrease in labor and overhead costs ($1.0 million), lower foreign exchange transaction related losses ($0.6 million), and lower segment selling, general, and administrative costs ($0.2 million).

Advanced Surface Technologies. Sales of $86.0 million in the first three months of 2024 reflect a 21.4% decrease, or $23.4 million, compared to the $109.4 million reported in the same period of 2023. The decrease was driven primarily by the slowdown in the global semiconductor industry and to a lesser extent, lower sales of optical filter solutions.

Adjusted Segment EBITDA of $17.3 million in the first three months of 2024 decreased 41.2% from $29.4 million reported in the comparable period of 2023. Segment AEBITDA margins for the segment decreased from 26.9% in the first three months of 2023 to 20.1% in the first three months of 2024. The decrease in Adjusted Segment EBITDA was primarily driven by decreased sales volume ($16.3M) partially offset by favorable product mix ($2.0 million), higher sales pricing ($1.6 million), and decrease in labor and overhead costs ($0.8 million).

Corporate expenses for the first three months of 2024 increased $1.2 million as compared to the same period in 2023. Lower current year short term incentive expenses ($1.0 millon) were more than offset by the year-over-year impact of income in the first quarter associated with share-price-driven long-term incentive plan costs ($1.9 million).

Interest expense, net was slightly up in the first three months of 2024 compared to the first three months of 2023 driven by lower interest income associated with decreased cash equivalent investment balances, mostly offset by lower average outstanding debt balances

Other expense, net in the first three months of 2024 of $5.5 million increased from $1.8 million reported in the same period of 2023, primarily due to the increase in the valuation reserve on a long-term promissory note received in partial consideration for the sale of a non-strategic business in 2020 ($4.5 million), partially offset by lower non-service pension related costs ($0.4 million) and decreased foreign exchange losses related to an intercompany note denominated in Euros ($0.2 million).

The effective tax rates for the three months ended March 31, 2024 and 2023 were 12.6% and 23.7%, respectively. The lower effective tax rate for the three months ended March 31, 2024 is primarily driven by favorable state amended return filings and additional tax benefit related to share-based payment awards partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the three months ended March 31, 2023 is primarily the result of higher tax rates in most foreign jurisdictions partially offset by the release of a valuation allowance on certain foreign net operating losses and a tax benefit related to share-based payment awards.

Income from continuing operations was $12.5 million, or $0.59 per share, in the first three months of 2024 compared to $26.0 million, or $1.24 per share, in the first three months of 2023. Earnings per share is expressed on a diluted basis.

Backlog

As of March 31, 2024, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $242.8 million. Approximately 93% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, this total is not particularly predictive of future performance because of our short lead times and some seasonality.
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

As of March 31, 2024, we held $2.1 million of cash and cash equivalents in the United States and $161.9 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $251.0 million at December 31, 2022 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $198.7 million as of March 31, 2024. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first three months of 2024, we repatriated $10.2 million which was utilized to paydown our U.S.-based indebtedness and reduce our interest expense. We have targeted the repatriation of an additional $165.0 million by December 31, 2024 for potential unscheduled paydowns of our indebtedness. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities of continuing operations provided $6.3 million of cash in the first three months of 2024 and $26.4 million of cash in the first three months of 2023. The year-over-year decrease was primarily driven by the decline in revenue, timing of working capital collections, and payments related to short-term operating liabilities.
Investing activities of continuing operations used $217.0 million of cash in the first three months of 2024 compared to $14.8 million of cash used during the first three months of 2023. The cash used by investing activities in the first quarter of 2024 was primarily driven by the $208.9 million used for acquisition of AMI and $7.3 million used for capital expenditures focused primarily on growth opportunities. This compares to the first quarter of 2023 where $35.0 million was used to purchase short-term investments and $5.0 million used to purchase property, plant and equipment. This was partially offset by $25.3 million of net cash proceeds from the sale of a business.
Financing activities of continuing operations provided $6.2 million of cash in the first three months of 2024, primarily from $33.0 million in net borrowings on our revolving credit facility partially offset by $17.9 million used for the acquisition of

Alluxa non-controlling interests and $6.4 million used for dividends paid. Financing activities in the first three months of 2023 used $12.0 million, primarily from $6.2 million used for dividends paid and $4.0 million used for debt repayments.
Capital Resources
Senior Secured Credit Facilities. On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company and EnPro Holdings, as borrowers, certain foreign subsidiaries of the Company from time-to-time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

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
•65% of the capital stock of any first-tier foreign subsidiary of the Company and its domestic subsidiaries (other than unrestricted or inactive subsidiaries); and
•substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash, but excluding real estate interests) of the Company and its domestic, consolidated subsidiaries (other than unrestricted or inactive subsidiaries)
The Amended Credit Agreement contains certain financial covenants and required financial ratios, including:
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

We were in compliance with all of the covenants of the Amended Credit Agreement as of March 31, 2024.
On July 26, 2023, Enpro voluntarily prepaid all outstanding borrowings and accrued and unpaid interest under the Term Loan A-1 Facility (a remaining principal balance of $133.1 million and accrued interest of $0.6 million).
The borrowing availability under our Revolving Credit Facility at March 31, 2024 was $355.0 million after giving consideration to $10.0 million of outstanding letters of credit and $35.0 million of outstanding borrowings. The balance of borrowings outstanding under the Term Loan A-2 Facility at March 31, 2024 was $297.3 million.
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
At March 31, 2024, we were in compliance with all of the covenants of the indenture governing the Senior Notes.

Share Repurchase Program. In October 2022, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.

Critical Accounting Estimates
Please refer to "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of our critical accounting estimates, which is incorporated here by reference.
Contingencies
A description of our contingencies is included in Note 15 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at March 31, 2024 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the three months ended March 31, 2024 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$181.5
Gross profit	64.5
Net loss	$(6.3)

The summarized balance sheet at March 31, 2024 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$211.3
Non-current assets	1,623.3
Total assets	$1,834.6
LIABILITIES AND EQUITY
Current liabilities	$126.0
Non-current liabilities	981.3
Total liabilities	1,107.3
Shareholders’ equity	727.3
Total liabilities and equity	$1,834.6
The table above reflects $9.3 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $10.2 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within total current assets and liabilities.
The summarized results of operations for the year ended December 31, 2023 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$754.3
Gross profit	256.9
Loss from continuing operations	(68.2)
Income from discontinued operations, net of taxes	11.4
Net loss	$(56.8)
Net loss attributable to Enpro Inc.	$(52.9)

Of the $11.4 million reported in income from discontinued operations, net of taxes, $11.2 million related to gain on the sale of discontinued operations recognized by a subsidiary that is a guarantor of the Senior Notes and the remaining $0.2 million related to the operations of former subsidiary guarantors of the Senior Notes included in discontinued operations. All discontinued operations were divested by March 31, 2023 and are no longer guarantors of the Senior Notes.

The summarized balance sheet at December 31, 2023 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$407.8
Non-current assets	1,403.1
Total assets	$1,810.9
LIABILITIES AND EQUITY
Current liabilities	$144.3
Non-current liabilities	921.5
Total liabilities	1,065.8
Redeemable non-controlling interests	17.9
Shareholders’ equity	727.2
Total liabilities and equity	$1,810.9

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

The following presents a reconciliation of (i) income from continuing operations attributable to Enpro Inc., net of tax to adjusted net income attributable to Enpro Inc. and adjusted diluted earnings per share and (ii) income from continuing operations attributable to Enpro Inc., net of tax to adjusted EBITDA for the three months ended March 31, 2024 and 2023. The adjustments in the table below relate solely to expenses attributable to Enpro Inc. and have been adjusted to remove any amounts attributable to non-controlling interests.

Reconciliation of Income from Continuing Operations to Adjusted Income from Continuing Operations and Adjusted Diluted Earnings Per Share

	Three Months Ended March 31,
	2024				2023
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations	$12.5	21.1	$0.59		$26.0	20.9	$1.24
Income tax expense	1.8				8.1
Income from continuing operations before income taxes	14.3				34.1

Adjustments from selling, general, and administrative:
Acquisition expenses	3.3				—
Non-controlling interest compensation allocations[2]	—				0.3
Amortization of acquisition-related intangible assets	18.6				17.2
Adjustments from other operating expense and cost of sales:
Restructuring expense	0.8				0.8
Amortization of the fair value adjustment to acquisition date inventory	1.7				—
Adjustments from other non-operating expense:
Environmental reserve adjustment	0.2				0.1
Costs associated with previously disposed businesses	0.3				0.2
Pension income	—				0.4
Foreign exchange losses related to the divestiture of a discontinued operation[3]	0.5				0.7
Long-term promissory note reserve[4]	4.5				—
Other adjustments:
Other[5]	—				0.4
Adjusted income from continuing operations before income taxes	44.2				54.2
Adjusted income tax expense[6]	(11.1)				(13.5)
Adjusted income from continuing operations	$33.1	21.1	$1.57	1	$40.7	20.9	$1.95	1
1 Adjusted diluted earnings per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

2 Non-controlling interest compensation allocation represents compensation expense adjustment associated with a portion of the rollover equity from the acquisition of Alluxa that was subject to reduction for certain types of employment terminations of the Alluxa sellers and is directly related to the terms of the acquisition. This expense was recognized as compensation expense over the term of the put and call option associated with the acquisition unless certain employment terminations occurred. The Alluxa non-controlling interests were acquired in February 2024.
3In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that is denominated in a foreign currency. As a result of this note, we have recorded losses due to the changes in the foreign exchange rate. The outstanding note is hedged in order to minimize related gains or losses.

4We issued a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected credit losses. We will continue to monitor the note regularly and make adjustments to the reserve as needed based on known facts and circumstances.

5 Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statements of operations.

6 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0%.
Reconciliation of Income from Continuing Operations to Adjusted EBITDA

	Three Months Ended
	March 31,
(in millions)	2024	2023
Income from continuing operations	$12.5	$26.0

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	8.2	7.9
Income tax expense	1.8	8.1
Depreciation and amortization expense	24.6	23.6
Restructuring expense	0.8	0.8
Environmental reserve adjustments	0.2	0.1
Costs associated with previously disposed businesses	0.3	0.2
Acquisition expenses	3.3	—
Pension income	—	0.4
Non-controlling interest compensation allocation[1]	—	0.4
Amortization of the fair value adjustment to acquisition date inventory	1.7	—
Foreign exchange losses related to the divestiture of a discontinued operation[2]	0.5	0.7
Long-term promissory note reserve[3]	4.5	—
Other	—	0.4
Adjusted EBITDA	$58.4	$68.6
1 Non-controlling interest compensation allocation represents compensation expense adjustment associated with a portion of the rollover equity from the acquisition of Alluxa that was subject to reduction for certain types of employment terminations of the Alluxa sellers and is directly related to the terms of the acquisition. This expense was recognized as compensation expense over the term of the put and call option associated with the acquisition unless certain employment terminations occurred. The Alluxa non-controlling interests were acquired in February 2024.
2In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that is denominated in a foreign currency. As a result of this note, we have recorded losses due to the changes in the foreign exchange rate. The outstanding note is hedged in order to minimize related gains or losses.
3 We issued a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected credit losses. We will continue to monitor the note regularly and make adjustments to the reserve as needed based on known facts and circumstances.

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the Indenture.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2023.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. We regularly enter into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled during 2024. The notional amount of foreign exchange contracts was $108.0 million and $110.5 million March 31, 2024 and December 31, 2023 respectively. All foreign exchange contracts outstanding at March 31, 2024 expired in April 2024.
The earnings impact of these foreign exchange contract are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2024	—		—		—	$50,000,000	(1)
February 1 - February 29, 2024	641	(2)	158.77	(2)	—	$50,000,000	(1)
March 1 - March 31, 2024	355	(2)	$167.27	(2)	—	$50,000,000	(1)
Total	996	(2)	$161.80	(2)	—	$50,000,000	(1)
(1)In October 2022, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.

(2)In connection with the exercise of a vested employee stock option on February 27, 2024, we accepted 641 shares of outstanding common stock in payment of the option exercise price, which surrendered shares were valued at $158.77 per share, the closing trading price of our common stock on that date. In March 2024, a total of 355 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 59 shares were valued at a price of $159.77 per share, the closing trading price of our common stock on March 20, 2024, and 296 of these shares were valued at a price of $168.77 per share, the closing trading price of our common stock on March 28, 2024. Accordingly, the total 996 shares were valued at a weighted average price of $161.80 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.
The exhibits to this report on Form 10-Q are listed in the following Exhibit Index.

EXHIBIT INDEX

2.1
Equity Purchase Agreement dated as of September 5, 2022 between EnPro Holdings, Inc. EnPro Luxembourg Holding Company S.A.R.L., EnPro German Holding GmbH, Coltec Industries Pacific PTE. LTD. and Garlock GmbH and The Timken Company, Groeneveld-Beka GmbH, Groeneveld-Beka France S.a.r.l and Timken Europe B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on September 6, 2022 (File No. 001-31225))

2.2
Put Option Agreement dated as of September 5, 2022 between EnPro Holdings, Inc., EnPro Luxembourg Holding Company S.a.r.l., The Timken Company and Groeneveld-Beka France S.a.r.l. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by EnPro Industries, Inc. on September 6, 2022 (File No. 001-31225))

10.1
Amendment to Management Continuity Agreement dated as of February 27, 2024, by and between Enpro Inc. and J. Milton Childress II (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by the Company on February 29, 2024 (File No. 001-31225))

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 8th day of May, 2024.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer