Form 10-Q
period 2024-06-30
Enpro Inc.
filed 2024-08-06
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2024, there were 20,974,525 shares of common stock of the registrant outstanding, which does not include 177,180 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Six Months Ended June 30, 2024 and 2023
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$271.9	$276.9	$529.4	$559.5
Cost of sales	152.9	162.1	304.2	328.6
Gross profit	119.0	114.8	225.2	230.9
Operating expenses:
Selling, general and administrative	70.3	73.2	147.7	144.7
Goodwill impairment	—	60.8	—	60.8
Other	0.7	0.2	1.5	1.0
Total operating expenses	71.0	134.2	149.2	206.5
Operating income (loss)	48.0	(19.4)	76.0	24.4
Interest expense	(10.7)	(12.4)	(21.0)	(24.1)
Interest income	1.2	3.8	3.3	7.6
Other expense	(2.1)	(0.6)	(7.6)	(2.4)
Income (loss) from continuing operations before income taxes	36.4	(28.6)	50.7	5.5
Income tax benefit (expense)	(9.7)	5.8	(11.5)	(2.3)
Income (loss) from continuing operations	26.7	(22.8)	39.2	3.2
Income from discontinued operations, including gain on sale, net of tax	—	—	—	11.4
Net income (loss)	26.7	(22.8)	39.2	14.6
Less: net loss attributable to redeemable non-controlling interests	—	(4.2)	—	(4.2)
Net income (loss) attributable to Enpro Inc.	$26.7	$(18.6)	$39.2	$18.8
Comprehensive income (loss)	$18.6	$(17.7)	$27.6	$26.8
Less: comprehensive loss attributable to redeemable non-controlling interests	—	(4.2)	—	(4.2)
Comprehensive income (loss) attributable to Enpro Inc.	$18.6	$(13.5)	$27.6	$31.0
Income (loss) attributable to Enpro Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$26.7	$(18.6)	$39.2	$7.4
Income from discontinued operations, including gain on sale, net of tax	—	—	—	11.4
Net income (loss) attributable to Enpro Inc.	$26.7	$(18.6)	$39.2	$18.8
Basic earnings (loss) per share attributable to Enpro Inc.:
Continuing operations	$1.27	$(0.89)	$1.87	$0.35
Discontinued operations	—	—	—	0.55
Net income (loss) per share	$1.27	$(0.89)	$1.87	$0.90
Diluted earnings (loss) per share attributable to Enpro Inc.:
Continuing operations	$1.27	$(0.89)	$1.86	$0.35
Discontinued operations	—	—	—	0.55
Net income (loss) per share	$1.27	$(0.89)	$1.86	$0.90

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2024 and 2023
(in millions)

	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$39.2	$14.6
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(11.4)
Taxes related to sale of discontinued operations	—	(3.3)
Depreciation	11.8	12.3
Amortization	38.0	35.1
Goodwill impairment	—	60.8
Promissory note reserve	4.5	—
Deferred income taxes	(1.2)	(0.9)
Stock-based compensation	6.9	5.4
Other non-cash adjustments	3.3	2.2
Change in assets and liabilities, net of effects of acquisition and sale of businesses:
Accounts receivable, net	(17.3)	0.9
Inventories	2.1	(0.1)
Accounts payable	(6.3)	(10.9)
Other current assets and liabilities	(25.0)	(24.8)
Other non-current assets and liabilities	(6.5)	(1.4)
Net cash provided by operating activities of continuing operations	49.5	78.5
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(13.1)	(11.9)
Payments for capitalized internal-use software	(0.9)	(0.1)
Proceeds from sale of businesses, net	—	25.7
Purchase of short-term investments	—	(35.8)
Acquisition	(209.4)	—
Other	0.3	0.5
Net cash used in investing activities of continuing operations	(223.1)	(21.6)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	52.5	—
Repayments of debt	(38.6)	(7.9)
Purchase of non-controlling interest	(17.9)	—
Dividends paid	(12.7)	(12.2)
Other	(2.3)	(1.8)
Net cash used in financing activities of continuing operations	(19.0)	(21.9)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	(0.6)
Net cash used in discontinued operations	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	6.1
Net increase (decrease) in cash and cash equivalents	(193.9)	40.5
Cash and cash equivalents at beginning of period	369.8	334.4
Cash and cash equivalents at end of period	$175.9	$374.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19.9	$23.3
Income taxes, net of refunds	$15.8	$13.6
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$2.1	$0.7
Non-cash acquisitions of capitalized internal-use software	$0.5	$—
See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$175.9	$369.8
Accounts receivable, net	136.2	116.7
Inventories	144.6	142.6
Prepaid expenses and other current assets	24.1	21.2
Total current assets	480.8	650.3
Property, plant and equipment, net	192.9	193.8
Goodwill	903.5	808.4
Other intangible assets, net	832.5	733.5
Other assets	112.2	113.5
Total assets	$2,521.9	$2,499.5
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$12.1	$8.1
Accounts payable	61.8	68.7
Accrued expenses	103.0	119.6
Total current liabilities	176.9	196.4
Long-term debt	649.4	638.7
Deferred taxes and non-current income taxes payable	153.7	120.7
Other liabilities	111.5	116.1
Total liabilities	1,091.5	1,071.9
Commitments and contingencies
Redeemable non-controlling interests	—	17.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,150,833 shares in 2024 and 21,086,678 shares in 2023	0.2	0.2
Additional paid-in capital	310.6	304.9
Retained earnings	1,154.6	1,128.0
Accumulated other comprehensive loss	(33.8)	(22.2)
Common stock held in treasury, at cost – 177,588 shares in 2024 and 178,151 shares in 2023	(1.2)	(1.2)
Total shareholders’ equity	1,430.4	1,409.7
Total liabilities and equity	$2,521.9	$2,499.5

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
2.    Acquisitions
Acquisition of business
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $209.4 million, net of cash acquired. In connection with the acquisition of AMI, there were $0.2 million and $3.5 million of acquisition-related costs incurred during the quarter and six months ended June 30, 2024 and included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.

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
The purchase price of AMI was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired less the liabilities assumed is reflected as goodwill, which is attributable primarily to the value of the workforce and the ongoing operations of the business. Goodwill recorded as part of the purchase price was $98.6 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition totaled $138.1 million, consisting of indefinite and definite-lived intangible assets. Indefinite lived intangible assets relates solely to future products that were in development as of the acquisition date. We will begin amortizing this asset over its estimated life once these products in development become commercially available. Definite-lived intangible assets include proprietary technology, customer relationships, trade names, and non-competition agreements. Inventory acquired included an adjustment to fair value of $1.7 million, all of which was amortized to cost of goods sold in the first quarter of 2024.
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

We will continue to evaluate the purchase price allocation of this acquisition, including the value of intangible assets and income tax assets and liabilities and adjust this allocation as appropriate. The allocation of purchase price was revised during the second quarter of 2024 to increase deferred income tax liabilities by $3.0 million with an offsetting $3.0 million increase to goodwill. The allocation of purchase price may be revised further during the balance of the one-year measurement period as our initial estimates below are finalized. The following table represents the preliminary allocation of purchase price as of June 30, 2024:

(in millions)
Accounts receivable	$3.3
Inventories	5.2
Property, plant, and equipment	0.2
Goodwill	98.6
Other intangible assets	138.1
Other assets	0.6
Deferred income taxes	(34.9)
Liabilities assumed	(1.7)
$209.4
Sales of $9.5 million and $16.8 million and pre-tax income of $2.9 million and $3.7 million for AMI are included in our Consolidated Statements of Operations for the quarter and six months ended June 30, 2024, respectively. The following unaudited pro forma condensed consolidated financial results of operations for the quarters and six months ended June 30, 2024 and 2023 are presented as if the acquisition had been completed on January 1, 2023:

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Pro forma net sales	$271.9	$285.2	$532.2	$576.9
Pro forma income (loss) from continuing operations	$26.9	$(23.6)	$41.6	$0.7
These amounts have been calculated after applying our accounting policies and adjusting the results of AMI to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied as of January 1, 2023. The supplemental pro forma net income for the quarter and six months ended June 30, 2024 was adjusted to exclude $0.2 million and $3.5 million, respectively, of pre-tax acquisition-related costs related to AMI. The pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of any potential synergies as a result of the integration of AMI. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition of AMI occurred on January 1, 2023, or of future results of Enpro Inc.
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

The effective tax rates for the quarters ended June 30, 2024 and 2023 were an expense of 26.7% and a benefit of 20.0%, respectively. The effective tax rate for the quarter ended June 30, 2024 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits. The effective tax rate for the quarter ended June 30, 2023 is lower than the U.S. Federal tax rate primarily driven by impairment of non-deductible tax goodwill partially offset by higher tax rates in most foreign jurisdictions.

The effective tax rates for the six months ended June 30, 2024 and 2023 were 22.7% and 43.0%, respectively. The effective tax rate for the six months ended June 30, 2024 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions partially offset by favorable state amended return filings and additional tax benefit related to share-based payment awards. The effective tax rate for the six months ended June 30, 2023 is higher than the U.S. Federal tax rate primarily driven by impairment of non-deductible tax goodwill and higher tax rates in most foreign jurisdictions partially offset by the release of a valuation allowance on certain foreign net operating losses and a tax benefit related to share-based payment awards.

The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, that is effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation to enact Pillar Two. The adoption of Pillar Two has had no impact on our income tax expense for the six months ended June 30, 2024 and we expect there to be minimal impact in subsequent quarters.

4.    Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income (loss) from continuing operations	$26.7	$(22.8)	$39.2	$3.2
Less: net loss attributable to redeemable non-controlling interests	—	(4.2)	—	(4.2)
Income (loss) from continuing operations attributable to Enpro Inc.	26.7	(18.6)	39.2	7.4
Income from discontinued operations, net of tax	—	—	—	11.4
Net income (loss)	$26.7	$(18.6)	$39.2	$18.8
Denominator:
Weighted-average shares – basic	21.0	20.9	20.9	20.9
Share-based awards	0.1	—	0.2	—
Weighted-average shares – diluted	21.1	20.9	21.1	20.9
Basic earnings (loss) per share:
Continuing operations	$1.27	$(0.89)	$1.87	$0.35
Discontinued operations	—	—	—	0.55
Basic earnings (loss) per share	$1.27	$(0.89)	$1.87	$0.90
Diluted earnings (loss) per share:
Continuing operations	$1.27	$(0.89)	$1.86	$0.35
Discontinued operations	—	—	—	0.55
Diluted earnings (loss) per share	$1.27	$(0.89)	$1.86	$0.90

5.    Inventories

	June 30, 2024	December 31, 2023
	(in millions)
Finished products	$53.3	$53.6
Work in process	30.1	28.4
Raw materials	61.2	60.6
Total inventories	$144.6	$142.6
6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2024 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2023	$276.2	$532.2	$808.4
Acquisition of business	98.6	—	98.6
Foreign currency translation	(3.5)	—	(3.5)
Goodwill as of June 30, 2024	$371.3	$532.2	$903.5

The goodwill balances reflected above at June 30, 2024 are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	June 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Definite-Lived:
Customer relationships	$496.8	$197.7	$486.6	$184.8
Existing technology	570.4	125.6	465.2	106.1
Trademarks	69.6	32.2	64.9	29.6
Other	28.4	22.0	27.4	20.9
	1,165.2	377.5	1,044.1	341.4
Indefinite-Lived:
In-process research and development	14.0	—	—	—
Trademarks	30.8	—	30.8	—
Total	$1,210.0	$377.5	$1,074.9	$341.4
Amortization for the quarters and six months ended June 30, 2024 and 2023 were $19.1 million, $17.3 million, $37.7 million, and $34.7 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2024	$77.1
2025	$76.8
2026	$73.1
2027	$72.5
2028	$71.8
7.    Accrued Expenses

	June 30, 2024	December 31, 2023
	(in millions)
Salaries, wages and employee benefits	$37.3	$56.0
Interest	4.4	4.2
Environmental	10.0	8.2
Income taxes	12.9	10.0
Taxes other than income taxes	6.0	5.1
Operating lease liabilities	10.0	10.0
Other	22.4	26.1
	$103.0	$119.6

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of June 30, 2024.
The borrowing availability under our Revolving Credit Facility at June 30, 2024 was $372.0 million after giving consideration to $10.0 million of outstanding letters of credit and $18.0 million of outstanding borrowings. The balance of borrowings outstanding under the Term Loan A-2 Facility at June 30, 2024 was $295.3 million.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of June 30, 2024.

9.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the quarters and six months ended June 30, 2024 and 2023, are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	Pension Benefits		Pension Benefits
	2024	2023	2024	2023
	(in millions)
Service cost	$0.1	$0.2	$0.2	$0.3
Interest cost	3.2	3.5	6.4	6.8
Expected return on plan assets	(3.5)	(3.5)	(7.1)	(6.9)
Amortization of net loss	0.4	0.4	0.8	0.8
Net periodic benefit cost	$0.2	$0.6	$0.3	$1.0

We do not anticipate making any contributions to our U.S. defined benefit pension plans in calendar year 2024.
In the second quarter of 2024, Enpro initiated a plan to terminate and settle its remaining defined benefit pension plan in the United States. The termination and settlement process for this frozen plan, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to be completed by the end of 2025. At June 30, 2024, approximately $16.5 million of pension assets recorded in other assets on our consolidated balance sheet and substantially all pension losses recorded in accumulated other comprehensive loss on our consolidated balance sheet relate to this plan.

Tables showing the changes in accumulated other comprehensive income (loss) and the balance at June 30, 2024 are included in Note 14, "Accumulated Other Comprehensive Income (Loss)".

10.    Shareholders' Equity
The quarterly changes in shareholders' equity during the six months ended June 30, 2024 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2023	21.0	$0.2	$304.9	$1,128.0	$(22.2)	$(1.2)	$1,409.7	$17.9
Net income	—	—	—	12.5	—	—	12.5	—
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)	—
Dividends ($0.30 per share)	—	—	—	(6.3)	—	—	(6.3)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Acquisition of Alluxa minority ownership	—	—	—	—	—	—	—	(17.9)
Balance, March 31, 2024	21.0	$0.2	$306.4	$1,134.2	$(25.7)	$(1.2)	$1,413.9	$—
Net income	—	—	—	26.7	—	—	26.7	—
Other comprehensive loss	—	—	—	—	(8.1)	—	(8.1)	—
Dividends ($0.30 per share)	—	—	—	(6.3)		—	(6.3)	—
Share repurchases	—	—	—	—	—	—	—	—
Incentive plan activity	—	—	4.2	—	—	—	4.2	—
Balance, June 30, 2024	21.0	$0.2	$310.6	$1,154.6	$(33.8)	$(1.2)	$1,430.4	$—

The quarterly changes in shareholders' equity during the six months ended June 30, 2023 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2022	20.8	$0.2	$299.2	$1,130.2	$(33.3)	$(1.2)	$1,395.1	$17.9
Net income	—	—	—	37.4	—	—	37.4	—
Other comprehensive income	—	—	—	—	7.1	—	7.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)	—	—	(6.1)	—
Incentive plan activity	0.1	—	1.6	—	—	—	1.6	—
Balance, March 31, 2023	20.9	$0.2	$300.8	$1,161.5	$(26.2)	$(1.2)	$1,435.1	$17.9
Net loss	—	—	—	(18.6)	—	—	(18.6)	(4.2)
Other comprehensive income	—	—	—	—	5.1	—	5.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)		—	(6.1)	—
Incentive plan activity	—	—	3.1	—	—	—	3.1	—
Other	—	—	(4.2)	—	—	—	(4.2)	4.2
Balance, June 30, 2023	20.9	$0.2	$299.7	$1,136.8	$(21.1)	$(1.2)	$1,414.4	$17.9

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $12.7 million were made during the six months ended June 30, 2024.
In August 2024, our board of directors declared a dividend of $0.30 per share, payable on September 18, 2024, to all shareholders of record as of September 4, 2024.
In October 2022, our board of directors authorized the expenditure of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.

In 2023, we changed our performance share awards so that awards granted under our equity compensation plan to executives and other key employees are to be paid in shares of our common stock at the end of the three-year vesting period. Awards issued in 2022 will be payable in cash at the end of the vesting period based upon the performance of Enpro’s share price relative to a diverse industry peer group. Compensation expense related to performance shares granted in 2023 and 2024 is computed using the fair value of the awards on the grant date, which is expensed on a straight-line basis over the three-year vesting period. Compensation expense for awards granted in 2022 is computed based upon the current estimate of total projected cash to be paid at vesting and the portion of the vesting period that has elapsed.
In February 2024, we issued stock options to certain key executives for approximately 50,000 common shares with an exercise price of $156.20 per share. The options vest pro-rata on the first, second and third anniversaries of the grant date, subject to continued employment. No options have a term greater than 10 years.
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

In the first quarter of 2024, we refined our definition of Adjusted Segment EBITDA and corporate expenses to include certain other income or expenses previously reported in other expense, net. These items were primarily comprised of bank fees and certain foreign exchange transaction gains and losses. As a result of this change, for the quarter ended June 30, 2023, we recast our results to increase Sealing Technologies Adjusted Segment EBITDA by $0.1 million and increased corporate expenses by $0.6 million. For the six months ended June 30, 2023, we increased Sealing Technologies Adjusted Segment EBITDA by $0.1 million, decreased Advanced Surface Technologies Adjusted Segment EBITDA by $0.1 million, and increased corporate expenses by $0.9 million.
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

Segment operating results and other financial data for the quarters and six months ended June 30, 2024 and 2023 were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Sales
Sealing Technologies	$184.0	$176.7	$355.6	$350.0
Advanced Surface Technologies	88.1	100.3	174.1	209.7
	272.1	277.0	529.7	559.7
Intersegment sales	(0.2)	(0.1)	(0.3)	(0.2)
Total sales	$271.9	$276.9	$529.4	$559.5

Adjusted Segment EBITDA
Sealing Technologies	$65.4	$56.3	$118.4	$106.0
Advanced Surface Technologies	19.1	24.1	36.4	53.5
	$84.5	$80.4	$154.8	$159.5

Reconciliation of Income (Loss) from Continuing Operations Before Income Taxes to Adjusted Segment EBITDA
Income (loss) from continuing operations before income taxes	$36.4	$(28.6)	$50.7	$5.5
Acquisition expenses	0.2	—	3.5	—
Non-controlling interest compensation allocation	—	(0.7)	—	(0.3)
Amortization of fair value adjustment to acquisition date inventory	—	—	1.7	—
Restructuring expense	0.6	0.3	1.1	0.7
Depreciation and amortization expense	25.2	23.8	49.8	47.3
Corporate expenses	10.5	15.6	22.7	26.6
Interest expense, net	9.5	8.6	17.7	16.5
Goodwill impairment	—	60.8	—	60.8
Other expense, net	2.1	0.6	7.6	2.4
Adjusted Segment EBITDA	$84.5	$80.4	$154.8	$159.5
Segment assets are as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Sealing Technologies	$928.3	$687.1
Advanced Surface Technologies	1,353.8	1,385.9
Corporate	239.8	426.5
	$2,521.9	$2,499.5

Revenue by End Market

Due to the diversified nature of our business and the differentiated portfolio of products and solutions that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and six months ended June 30, 2024 and June 30, 2023:

	Quarter Ended June 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$13.9	$3.2	$17.1
Chemical and material processing	22.0	—	22.0
Food and pharmaceutical	18.0	—	18.0
General industrial	44.7	6.4	51.1
Commercial vehicle	48.0	—	48.0
Oil and gas	14.8	1.5	16.3
Power generation	19.9	—	19.9
Semiconductors	2.7	76.8	79.5
Total third-party sales	$184.0	$87.9	$271.9

	Quarter Ended June 30, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$13.7	$2.4	$16.1
Chemical and material processing	22.9	—	22.9
Food and pharmaceutical	16.2	—	16.2
General industrial	44.3	6.0	50.3
Commercial vehicle	53.3	—	53.3
Oil and gas	4.7	2.9	7.6
Power generation	19.5	—	19.5
Semiconductors	2.1	88.9	91.0
Total third-party sales	$176.7	$100.2	$276.9

	Six Months Ended June 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$28.1	$6.0	$34.1
Chemical and material processing	44.3	—	44.3
Food and pharmaceutical	35.0	—	35.0
General industrial	86.2	12.5	98.7
Commercial vehicle	92.9	—	92.9
Oil and gas	27.1	3.0	30.1
Power generation	37.4	—	37.4
Semiconductors	4.6	152.3	156.9
Total third-party sales	$355.6	$173.8	$529.4

	Six Months Ended June 30, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$26.2	$4.0	$30.2
Chemical and material processing	44.5	—	44.5
Food and pharmaceutical	34.9	—	34.9
General industrial	88.2	14.8	103.0
Commercial vehicle	105.7	—	105.7
Oil and gas	10.6	4.5	15.1
Power generation	35.6	—	35.6
Semiconductors	4.3	186.2	190.5
Total third-party sales	$350.0	$209.5	$559.5

12.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we have entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. We expect this intercompany note to be settled by December 2024. The notional amount of foreign exchange contracts was $107.3 million and $110.5 million at June 30, 2024 and December 31, 2023 respectively. All foreign exchange contracts outstanding at June 30, 2024 expired in July 2024.
The earnings impact of these foreign exchange contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At June 30, 2024, the fair value of the Swap equaled $5.6 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2024	December 31, 2023
	(in millions)
Assets
Foreign currency derivatives	$5.6	$3.1
Deferred compensation assets	14.3	12.5
	$19.9	$15.6
Liabilities
Deferred compensation liabilities	$14.9	$13.3
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 since their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including our Senior Notes that have a determinable fair-value based on quoted market prices for identical liabilities and are classified as a Level 2 since the market is not active, approximated their respective fair values.

14.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$20.3	$(46.0)	$(25.7)
Other comprehensive income before reclassifications	(8.3)	—	(8.3)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income attributable to Enpro Inc.	(8.3)	0.2	(8.1)
Ending balance	$12.0	$(45.8)	$(33.8)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$18.6	$(44.8)	$(26.2)
Other comprehensive loss before reclassifications	4.8	—	4.8
Amounts reclassified from accumulated other comprehensive income	—	0.3	0.3
Net current-period other comprehensive income attributable to Enpro Inc.	4.8	0.3	5.1
Ending balance	$23.4	$(44.5)	$(21.1)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$24.1	$(46.3)	$(22.2)
Other comprehensive loss before reclassifications	(12.1)	—	(12.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Net current-period other comprehensive income	(12.1)	0.5	(11.6)
Ending balance	$12.0	$(45.8)	$(33.8)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$11.8	$(45.1)	$(33.3)
Other comprehensive income before reclassifications	11.6	—	11.6
Amounts reclassified from accumulated other comprehensive (loss)	—	0.6	0.6
Net current-period other comprehensive income	11.6	0.6	12.2
Ending balance	$23.4	$(44.5)	$(21.1)

Reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2024 and June 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Pension adjustments:
Actuarial losses	$0.4	$0.4	$0.8	$0.8	Other expense
Total before tax	0.4	0.4	0.8	0.8	Income before income taxes
Tax expense	(0.2)	(0.1)	(0.3)	(0.2)	Income tax benefit (expense)
Net of tax	$0.2	$0.3	$0.5	$0.6	Net income
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 19 sites. At 14 of these sites, the future cost per site for us or our subsidiaries is expected to exceed $100,000. We do not conduct manufacturing operations at any of these sites. At all 19 sites, one or more of our subsidiaries formerly conducted business operations but no longer do. Among these 19 sites, investigations have been completed for 15 sites and are in progress at 4 sites. Among the 15 sites where investigations have been completed, 8 sites have remediation systems that are operating and our only obligation at the other 7 sites is to conduct periodic monitoring. In addition to the 19 sites referenced above, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at 1 additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting EPA's response.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of June 30, 2024 and December 31, 2023, we had recorded liabilities aggregating $39.1 million and $39.0 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $10.0 million at June 30, 2024 and $8.2 million at December 31, 2023. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
EnPro Holdings and approximately 70 of the numerous other PRPs, known as the Cooperating Parties Group, are parties to a May 2007 Administrative Order on Consent with the EPA to perform a Remedial Investigation/Feasibility Study (“RI/FS”) of the contaminants in the Lower Passaic River Study Area. In September 2018, EnPro Holdings withdrew from the Cooperating Parties Group but remains a party to the May 2007 Administrative Order on Consent. The RI/FS was completed and submitted to the EPA at the end of April 2015. The RI/FS recommends a targeted dredge and cap remedy with monitored natural recovery and adaptive management for the Lower Passaic River Study Area. The cost of such remedy is estimated to be $726 million. Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area. The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision ("ROD") as to the remedy for the lower eight miles of the Lower Passaic River Study Area, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October

2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design. On June 30, 2018, Occidental Chemical Corporation sued over 120 parties, including the Company, in the United States District Court for New Jersey seeking recovery of response costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings. In September 2022, EnPro Holdings paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at June 30, 2024 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at June 30, 2024 for this site was $11.2 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. While some available remediation scenarios have higher associated costs and, if required by EPA, would require an upward adjustment of the reserve, those higher cost remediation scenarios are not more likely to be required than the lower cost remediation scenarios based on currently available facts. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $2.8 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at June 30, 2024.
Other Environmental
In addition to the two sites discussed above, we have additional reserves of $27.2 million, of which (1) $12.2 million pertains to implementing and managing a solution to clean trichloroethylene ("TCE") soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi, that was operated by a corporate predecessor of EnPro Holdings from 1972 through 1996; and (2) $2.3 million (of which $2.1 million was accrued in the second quarter of 2024) pertains to the investigation and cleanup of two GGB facilities located in Thorofare, New Jersey. As part of the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA"), which requires identification, investigation and remediation of these two facilities. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at June 30, 2024.

Water Valley Litigation
On June 4, 2024, eight former employees at a manufacturing operation in Water Valley, Mississippi (the “Water Valley Facility”) filed a complaint in the United States District Court, Northern District of Mississippi against EnPro Industries, Inc., EnPro Holdings and others alleging personal injury and other claims related to alleged occupational exposure to TCE. The Water Valley Facility was operated by a division of a corporate predecessor of EnPro Holdings from 1972 through 1996, prior to the formation of Enpro in 2002. By 1987, TCE was no longer used at the Water Valley Facility. In 1996, EnPro Holdings' corporate predecessor sold the division, including the Water Valley Facility, to BorgWarner. In 2021, BorgWarner sold the Water Valley Facility to Solero Technologies, which currently operates it. Given the early stage of these proceedings, Enpro cannot estimate a range of reasonably possible outcomes of this matter or any other claims based on similar allegations.
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
Changes in the product warranty liability for the six months ended June 30, 2024 and 2023 are as follows:

	2024	2023
	(in millions)
Balance at beginning of year	$6.4	$5.2
Net charges to expense	0.4	1.0
Settlements made	(0.7)	(0.9)
Balance at end of period	$6.1	$5.3
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

For the six months ended June 30, 2023, the results of operations from the discontinued Engineered Materials segment were as follows:

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

In connection with the sale of a business in 2020, which was not classified as a discontinued operation, we received a long-term promissory note as partial consideration. We evaluate the collectability of the note at least quarterly and based on the evaluation, we provided a $4.5 million reserve in the first quarter of 2024. The net book value of the note after the reserve was $4.0 million as of June 30, 2024. We will continue to monitor the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. This note matures in 2026.
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
Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted income from continuing operations, adjusted diluted earnings per share, adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "— Results of Operations" and "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures"
We believe these non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, these non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.
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

Overview
Overview. We are a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, photonics, industrial process, aerospace, food, biopharmaceutical, nuclear and life sciences. We have 13 primary manufacturing and service facilities located in 6 countries, including the United States. Enpro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.
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
Acquisitions
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $209.4 million, net of cash acquired, subject to standard purchase price adjustments. In connection with the acquisition of AMI, there were $0.2 million and $3.5 million of acquisition-related costs incurred during the quarter and six months ended June 30, 2024, respectively, which were expensed during such periods and included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
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
Highlights. Financial highlights of our continuing operations for the quarters and six months ended June 30, 2024 and June 30, 2023 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net sales	$271.9	$276.9	$529.4	$559.5
Income (loss) from continuing operations attributable to Enpro Inc.	$26.7	$(18.6)	$39.2	$7.4
Net income (loss) attributable to Enpro Inc.	$26.7	$(18.6)	$39.2	$18.8
Diluted earnings (loss) per share from continuing operations attributable to Enpro Inc.	$1.27	$(0.89)	$1.86	$0.35
Adjusted income from continuing operations attributable to Enpro Inc.[1]	$43.9	$38.2	$77.0	$79.0
Adjusted diluted earnings per share[1]	$2.08	$1.83	$3.65	$3.77
Adjusted EBITDA [1]	$74.0	$64.9	$132.5	$133.4
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
Sales for the second quarter and year-to-date ended June 30, 2024 declined slightly driven by continued weakness in the global semiconductor industry and significant demand reductions in the commercial vehicle OEM. General industrial, aerospace, chemical processing, food and pharmaceutical and power generation (nuclear) markets remained resilient. Sales also benefited from the AMI acquisition and value-pricing activities during the quarter and year-to-date periods.

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Sales
Sealing Technologies	$184.0	$176.7	$355.6	$350.0
Advanced Surface Technologies	88.1	100.3	174.1	209.7
	272.1	277.0	529.7	559.7
Intersegment sales	(0.2)	(0.1)	(0.3)	(0.2)
Net sales	$271.9	$276.9	$529.4	$559.5

Income (loss) from continuing operations attributable to Enpro Inc., net of tax	$26.7	$(18.6)	$39.2	$7.4

Adjusted Segment EBITDA
Sealing Technologies	$65.4	$56.3	$118.4	$106.0
Advanced Surface Technologies	19.1	24.1	36.4	53.5
Total Adjusted Segment EBITDA	$84.5	$80.4	$154.8	$159.5

Reconciliations of Income (Loss) from Continuing Operations to Adjusted Segment EBITDA
Income (loss) from continuing operations attributable to Enpro Inc., net of tax	$26.7	$(18.6)	$39.2	$7.4
Plus: net loss attributable to redeemable non-controlling interests	—	(4.2)	—	(4.2)
Income (loss) from continuing operations	26.7	(22.8)	39.2	3.2
Income tax benefit (expense)	(9.7)	5.8	(11.5)	(2.3)
Income (loss) from continuing operations before income taxes	36.4	(28.6)	50.7	5.5
Acquisition expenses	0.2	—	3.5	—
Non-controlling interest compensation allocation	—	(0.7)	—	(0.3)
Amortization of the fair value adjustment to acquisition date inventory	—	—	1.7	—
Restructuring and impairment costs	0.6	0.3	1.1	0.7
Depreciation and amortization expense	25.2	23.8	49.8	47.3
Corporate expenses	10.5	15.6	22.7	26.6
Interest expense, net	9.5	8.6	17.7	16.5
Goodwill impairment	—	60.8	—	60.8
Other expense (income), net	2.1	0.6	7.6	2.4
Adjusted Segment EBITDA	$84.5	$80.4	$154.8	$159.5
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

In the first quarter of 2024, we refined our definition of Adjusted Segment EBITDA and corporate expenses to include certain other income or expenses previously reported in other expense, net. These items were primarily comprised of bank fees and certain foreign exchange transaction gains and losses. As a result of this change, for the quarter ended June 30, 2023, we recast our results to increase Sealing Technologies Adjusted Segment EBITDA by $0.1 million and increased corporate expenses by $0.6 million. For the six months ended June 30, 2023, we increased Sealing Technologies Adjusted Segment EBITDA by $0.1 million, decreased Advanced Surface Technologies Adjusted Segment EBITDA by $0.1 million, and increased corporate expenses by $0.9 million.
Other expense, net in the table above contains all items included in other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.

Second Quarter of 2024 Compared to the Second Quarter of 2023
Sales of $271.9 million in the second quarter of 2024 decreased 1.8% from $276.9 million in the second quarter of 2023. The following table summarizes the impact of a divestiture and foreign currency on sales by segment:

Sales	Percent Change Quarter Ended June 30, 2024 vs. Quarter Ended June 30, 2023
increase/(decrease)	Acquisition	Foreign Currency	Organic	Total
Enpro Inc.	3.5%	(0.3)%	(5.0)%	(1.8)%
Sealing Technologies	5.3%	(0.4)%	(0.8)%	4.1%
Advanced Surface Technologies	—%	—%	(12.2)%	(12.2)%

Following is a discussion of operating results for each segment for the second quarter of 2024 as compared to the second quarter of 2023:

Sealing Technologies. Sales of $184.0 million in the second quarter of 2024 reflect a 4.1% increase compared to the $176.7 million in the same period of 2023. Excluding the unfavorable foreign exchange translation ($0.7 million) and the sales from a recent acquisition ($9.5 million) from 2023, sales were down 0.8% or $1.5 million. The sales decrease was driven by weak demand in the commercial vehicle original equipment end market, offset by pricing gains and by increased volume in food and pharmaceutical. Demand in general industrial, aerospace and power generation (nuclear) markets remained firm, despite weakness in general industrial in Asia.

Adjusted Segment EBITDA of $65.4 million in the second quarter of 2024 increased 16.2% from $56.3 million in the second quarter of 2023. Segment AEBITDA margins for the segment increased from 31.9% in the second quarter of 2023 to 35.5% in the second quarter of 2024. Excluding the unfavorable foreign exchange translation ($0.2 million) and the contribution from a business recently acquired of $5.2 million, Adjusted Segment EBITDA increased 7.3%, or $4.1 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($5.7 million), decreased manufacturing costs ($0.1 million), and year-over-year transactional foreign exchange gains ($1.8 million), partially offset by the net of lower sales volume and favorable mix ($3.5 million).

Advanced Surface Technologies. Sales of $88.1 million in the second quarter of 2024 reflect a 12.2% decrease or $12.2 million compared to the $100.3 million in the same period of 2023. The decrease was driven primarily by the weakness in the global semiconductor industry.

Adjusted Segment EBITDA of $19.1 million in the second quarter of 2024 decreased 20.7% from $24.1 million in the comparable period of 2023. Segment AEBITDA margins for the segment decreased from 24.0% in the second quarter of 2023 to 21.7% in the second quarter 2024. The $5.0 million decrease in Adjusted Segment EBITDA was primarily driven by lower volume offset in part by a favorable change in mix ($4.2 million) and increased labor and manufacturing costs ($1.2 million), partially offset by higher pricing ($0.4 million).

Corporate expenses for the second quarter of 2024 decreased $5.1 million as compared to the same period in 2023. The decrease was driven primarily by a reduction in incentive compensation expenses driven mainly by an increase in share price-based incentive accruals in the prior year.

Interest expense, net in the second quarter of 2024 increased by $0.9 million from the second quarter of 2023 primarily driven by lower interest income associated with decreased cash equivalent investment balances following the acquisition of AMI, partially offset by lower average outstanding debt balances.

Other expense, net in the second quarter of 2024 increased $1.5 million compared to the same period in 2023, primarily due to increased environmental related costs ($2.1 million), partially offset by an increase to insurance receivables as a result of selling a claim from an insolvent carrier related to legacy matters ($0.6 million) and decreased in non-service pension related costs ($0.3 million).

The effective tax rates for the quarters ended June 30, 2024 and 2023 were an expense of 26.7% and a benefit of 20.0%, respectively. The effective tax rate for the quarter ended June 30, 2024 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits. The effective tax rate for the quarter ended June 30, 2023 is lower than the U.S. Federal tax rate primarily driven by impairment of non-deductible tax goodwill partially offset by higher tax rates in most foreign jurisdictions.

Income from continuing operations attributable to Enpro Inc., net of tax was $26.7 million, or $1.27 per share, in the second quarter of 2024 compared to a loss from continuing operations attributable to Enpro Inc., net of tax of $(18.6) million, or $(0.89) per share, in the second quarter of 2023. Earnings per share is expressed on a diluted basis.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Sales of $529.4 million in the first six months of 2024 decreased 5.4% from $559.5 million in the first six months of 2023. The following table summarizes the impact of an acquisition and foreign currency on sales by segment:

Sales	Percent Change Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
increase/(decrease)	Acquisition	Foreign Currency	Organic	Total
Enpro Inc.	3.0%	(0.1)%	(8.3)%	(5.4)%
Sealing Technologies	4.8%	(0.1)%	(3.1)%	1.6%
Advanced Surface Technologies	—%	—%	(17.0)%	(17.0)%

Following is a discussion of operating results for each segment for the first six months of 2024 as compared to the first six months of 2023:

Sealing Technologies. Sales of $355.6 million in the first six months of 2024 reflect a 1.6% increase compared to the $350.0 million in the same period of 2023. Excluding the unfavorable foreign exchange translation $0.3 million and the sales from a recent acquisition $16.8 million from 2023 results, sales were down 3.1% or $10.9 million. The decrease in sales was driven by weak demand in commercial vehicle original equipment market and lower volume in general industrial, offset in part by pricing gains and increased volume in aerospace and power generation, primarily nuclear.

Adjusted Segment EBITDA of $118.4 million in the first six months of 2024 increased 11.7% from $106.0 million in the first six months of 2023. Segment AEBITDA margins for the segment increased from 30.3% in the first six months of 2023 to 33.3% in the first six months of 2024. Excluding the favorable foreign exchange translation ($0.1 million) and the contribution from a business recently acquired of $9.2 million, Adjusted Segment EBITDA increased 2.9%, or $3.1 million. The increase in Segment AEBITDA was primarily driven by higher pricing ($11.9 million), decreased labor and manufacturing costs ($1.6 million), and year-over-year transactional foreign exchange gains ($2.4 million), partially offset by decreased sales volume offset in part by favorable mix ($12.8 million).

Advanced Surface Technologies. Sales of $174.1 million in the first six months of 2024 reflect a 17.0% decrease, or $35.6 million, compared to the $209.7 million in the same period of 2023. The decrease was driven primarily by the weakness in the global semiconductor industry.

Adjusted Segment EBITDA of $36.4 million in the first six months of 2024 decreased 32.0% from $53.5 million in the comparable period of 2023. Segment AEBITDA margins for the segment decreased from 25.5% in the first six months of 2023 to 20.9% in the first six months of 2024. The decrease in Adjusted Segment EBITDA was driven by lower volume offset in part by slightly more favorable mix ($19.7 million) and increased selling, general, and administrative costs ($0.4 million), partially offset by higher pricing ($2.2 million) and decreased labor and manufacturing costs ($0.8 million).

Corporate expenses for the first six months of 2024 decreased $3.9 million as compared to the same period in 2023 driven primarily by a reduction in compensation expenses resulting from an increase in share price-based incentive accruals in the prior year offset in part by lower current year short-term incentive expenses.

Interest expense, net in the first six months of 2024 increased by $1.2 million compared to the first six months of 2023 driven by lower interest income associated with decreased cash equivalent investment balances following the acquisition of AMI, partially offset by lower average outstanding debt balances.

Other expense, net in the first six months of 2024 of $7.6 million increased from $2.4 million in the same period of 2023, primarily due to the increase in the valuation reserve on a long-term promissory note received in partial consideration for the sale of a non-strategic business in 2020 ($4.5 million) and increased environmental related costs ($2.2 million), partially offset by an increase to insurance receivables as a result of selling a claim from an insolvent carrier related to legacy matters ($0.6 million) and lower non-service pension related costs ($0.6 million).

The effective tax rates for the six months ended June 30, 2024 and 2023 were 22.7% and 43.0%, respectively. The effective tax rate for the six months ended June 30, 2024 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions partially offset by favorable state amended return filings and additional tax benefit related to share-based payment awards. The effective tax rate for the six months ended June 30, 2023 is higher than the U.S. Federal tax rate primarily driven by impairment of non-deductible tax goodwill and higher tax rates in most foreign jurisdictions partially offset by the release of a valuation allowance on certain foreign net operating losses and a tax benefit related to share-based payment awards.

Income from continuing operations attributable to Enpro Inc., net of tax was $39.2 million, or $1.86 per share, in the first six months of 2024 compared to $7.4 million, or $0.35 per share, in the first three months of 2023. Earnings per share is expressed on a diluted basis.

Backlog

As of June 30, 2024, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $241.9 million. Approximately 94% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.
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

As of June 30, 2024, we held $3.5 million of cash and cash equivalents in the United States and $172.4 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $251.0 million at December 31, 2022 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $195.4 million as of June 30, 2024. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first six months of 2024, we repatriated $17.9 million which was utilized to paydown our U.S.-based indebtedness and reduce our interest expense. We have targeted the repatriation of an additional $100.0 million by December 31, 2024 for potential unscheduled paydowns of our indebtedness. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities of continuing operations provided $49.5 million of cash in the first six months of 2024 and $78.5 million of cash in the first six months of 2023. The year-over-year decrease was primarily driven by the decline in revenue, timing of working capital collections, and payments related to short-term operating liabilities.
Investing activities of continuing operations used $223.1 million of cash in the first six months of 2024 compared to $21.6 million of cash used during the first six months of 2023. The cash used by investing activities in the six months of 2024 was primarily driven by the $209.4 million used for acquisition of AMI and $13.1 million used for capital expenditures focused primarily on growth opportunities. This compares to the first six months of 2023 where $35.8 million was used to purchase short-term investments and $11.9 million used to purchase property, plant and equipment. This was partially offset by $25.7 million of net cash proceeds from the sale of a business.
Financing activities of continuing operations used $19.0 million of cash in the first six months of 2024, primarily from $17.9 million used for the acquisition of Alluxa non-controlling interests and $12.7 million used for dividends paid partially offset by $13.9 million in net borrowings on our revolving credit facility. Financing activities in the first six months of 2023 used $21.9 million, primarily from $12.2 million used for dividends paid and $7.9 million used for debt repayments.
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
•65% of the capital stock of any first-tier foreign subsidiary of the Company and its domestic subsidiaries (other than unrestricted or inactive subsidiaries); and
•substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash, but excluding real estate interests) of the Company and its domestic, consolidated subsidiaries (other than unrestricted or inactive subsidiaries).
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

We were in compliance with all of the covenants of the Amended Credit Agreement as of June 30, 2024.
The borrowing availability under our Revolving Credit Facility at June 30, 2024 was $372.0 million after giving consideration to $10.0 million of outstanding letters of credit and $18.0 million of outstanding borrowings. The balance of borrowings outstanding under the Term Loan A-2 Facility at June 30, 2024 was $295.3 million.
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
At June 30, 2024, we were in compliance with all of the covenants of the indenture governing the Senior Notes.
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
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at June 30, 2024 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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
The summarized results of operations for the six months ended June 30, 2024 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$374.7
Gross profit	138.3
Net loss	$(1.4)

The summarized balance sheet at June 30, 2024 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$214.2
Non-current assets	1,611.8
Total assets	$1,826.0
LIABILITIES AND EQUITY
Current liabilities	$123.1
Non-current liabilities	963.6
Total liabilities	1,086.7
Shareholders’ equity	739.3
Total liabilities and equity	$1,826.0
The table above reflects $8.8 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $9.8 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within total current assets and liabilities.
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

The following presents a reconciliation of (i) income (loss) from continuing operations attributable to Enpro Inc., net of tax to adjusted income from continuing operations and adjusted diluted earnings per share and (ii) income (loss) from continuing operations attributable to Enpro Inc., net of tax to adjusted EBITDA for the quarters and six months ended June 30, 2024 and 2023. The adjustments in the table below relate solely to expenses attributable to Enpro Inc. and have been adjusted to remove any amounts attributable to non-controlling interests.

Reconciliation of Income (Loss) from Continuing Operations to Adjusted Income from Continuing Operations and Adjusted Diluted Earnings Per Share

	Quarters Ended June 30,
	2024				2023
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income (loss) from continuing operations attributable to Enpro Inc., net of tax	$26.7	21.1	$1.27		$(18.6)	20.9	$(0.89)
Net loss from redeemable non-controlling interests	—				(4.2)
Income tax expense (benefit)	9.7				(5.8)
Income (loss) from continuing operations before income taxes	36.4				(28.6)

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	0.2				—
Non-controlling interest compensation allocations	—				(0.7)
Amortization of acquisition-related intangible assets	19.2				17.2
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	0.7				0.2
Adjustments from other non-operating expense:
Asbestos receivable adjustment	(0.6)				—
Environmental reserve adjustment	2.1				—
Costs associated with previously disposed businesses	0.1				0.2
Pension expense (non-service cost)	0.1				0.4
Goodwill impairment	—				56.6
Foreign exchange losses related to the divestiture of a discontinued operation[2]	0.4				0.3
Other adjustments:
Other[4]	(0.1)				(0.2)
Adjusted income from continuing operations before income taxes	58.5				45.4
Adjusted income tax expense[5]	(14.6)				(11.4)
Net loss from redeemable non-controlling interests	—				4.2
Adjusted income from continuing operations attributable to Enpro Inc.	$43.9	21.1	$2.08	1	$38.2	20.9	$1.83	1

	Six Months Ended June 30,
	2024				2023
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc., net of tax	$39.2	21.1	$1.86		$7.4	20.9	$0.35
Net loss from redeemable non-controlling interests	—				(4.2)
Income tax expense	11.5				2.3
Income from continuing operations before income taxes	50.7				5.5

Adjustments from selling, general, and administrative:
Acquisition expenses	3.5				—
Non-controlling interest compensation allocations[2]	—				(0.3)
Amortization of acquisition-related intangible assets	37.7				34.4
Adjustments from other operating expense and cost of sales:
Restructuring expense	1.5				1.0
Amortization of the fair value adjustment to acquisition date inventory	1.7				—
Adjustments from other non-operating expense:
Asbestos receivable adjustment	(0.6)				—
Environmental reserve adjustment	2.3				0.1
Costs associated with previously disposed businesses	0.4				0.5
Pension expense (non-service cost)	0.1				0.7
Goodwill impairment	—				56.6
Foreign exchange losses related to the divestiture of a discontinued operation[2]	0.9				0.9
Long-term promissory note reserve[3]	4.5				—
Other adjustments:
Other[4]	—				0.3
Adjusted income from continuing operations before income taxes	102.7				99.7
Adjusted income tax expense[5]	(25.7)				(24.9)
Net loss from redeemable non-controlling interests	—				4.2
Adjusted income from continuing operations attributable to Enpro Inc.	$77.0	21.1	$3.65	1	$79.0	20.9	$3.77	1
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

3We issued a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected credit losses. We will continue to monitor the note regularly and make adjustments to the reserve as needed based on known facts and circumstances.

4 Other adjustments are included in selling, general, and administrative, cost of sales, and other operating expenses on the consolidated statements of operations.

5 The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate, excluding discrete items, of 25.0%.
Reconciliation of Income (Loss) from Continuing Operations to Adjusted EBITDA

	Quarters Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Income (loss) from continuing operations attributable to Enpro Inc., net of tax	$26.7	$(18.6)	$39.2	$7.4
Net loss attributable to redeemable non-controlling interests	—	(4.2)	—	(4.2)
Income (loss) from continuing operations	26.7	(22.8)	39.2	3.2

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	9.5	8.6	17.7	16.5
Income tax expense (benefit)	9.7	(5.8)	11.5	2.3
Depreciation and amortization expense	25.2	23.9	49.8	47.4
Restructuring expense	0.7	0.2	1.5	1.0
Environmental reserve adjustments	2.1	—	2.3	0.1
Costs associated with previously disposed businesses	0.1	0.2	0.4	0.5
Acquisition expenses	0.2	—	3.5	—
Pension expense (non-service cost)	0.1	0.4	0.1	0.7
Non-controlling interest compensation allocation	—	(0.7)	—	(0.3)
Asbestos receivable adjustment	(0.6)	—	(0.6)	—
Amortization of the fair value adjustment to acquisition date inventory	—	—	1.7	—
Goodwill impairment	—	60.8	—	60.8
Foreign exchange losses related to the divestiture of a discontinued operation[1]	0.4	0.3	0.9	0.9
Long-term promissory note reserve[2]	—	—	4.5	—
Other	(0.1)	(0.2)	—	0.3
Adjusted EBITDA	$74.0	$64.9	$132.5	$133.4
1In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that is denominated in a foreign currency. As a result of this note, we have recorded losses due to the changes in the foreign exchange rate. The outstanding note is hedged in order to minimize related gains or losses.
2 We issued a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected credit losses. We will continue to monitor the note regularly and make adjustments to the reserve as needed based on known facts and circumstances.

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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled during 2024. The notional amount of foreign exchange contracts was $107.3 million and $110.5 million June 30, 2024 and December 31, 2023, respectively. All foreign exchange contracts outstanding at June 30, 2024 expired in July 2024.
The earnings impact of these foreign exchange contract are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In May 2019, we entered into cross-currency swap agreements with an aggregate notional amount of $100.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. These swap agreements mature on October 15, 2026.
During the term of these swap agreements, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on the Senior Notes and the interest rate on the Euro debt underlying the additional swap agreements. There was no principal exchange at the inception of the arrangements, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparties will settle swap agreements at their fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time swap agreements were entered into.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2024.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2024	—		—		—	$50,000,000	(1)
May 1 - May 31, 2024	—		—		—	$50,000,000	(1)
June 1 - June 30, 2024	408	(2)	$145.78	(2)	—	$50,000,000	(1)
Total	408	(2)	$145.78	(2)	—	$50,000,000	(1)
(1)In October 2022, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization.

(2)In June, a total of 408 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 64 shares were valued at a price of $146.91 per share, the closing trading price of our common stock on June 20, 2024, and 344 of these shares were valued at a price of $145.57 per share, the closing trading price of our common stock on June 28, 2024. Accordingly, the total 408 shares were valued at a weighted average price of $145.78 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 6th day of August, 2024.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer