Form 10-Q
period 2024-09-30
Enpro Inc.
filed 2024-11-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2024, there were 20,992,277 shares of common stock of the registrant outstanding, which does not include 176,811 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Quarters and Nine Months Ended September 30, 2024 and 2023
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$260.9	$250.7	$790.3	$810.2
Cost of sales	150.6	151.1	454.8	479.7
Gross profit	110.3	99.6	335.5	330.5
Operating expenses:
Selling, general and administrative	71.7	65.6	219.4	210.3
Goodwill impairment	—	—	—	60.8
Other	4.5	2.1	6.0	3.1
Total operating expenses	76.2	67.7	225.4	274.2
Operating income	34.1	31.9	110.1	56.3
Interest expense	(10.4)	(10.8)	(31.4)	(34.9)
Interest income	1.4	3.7	4.7	11.3
Other expense	(1.1)	(1.9)	(8.7)	(4.3)
Income from continuing operations before income taxes	24.0	22.9	74.7	28.4
Income tax expense	(4.2)	(14.7)	(15.7)	(17.0)
Income from continuing operations	19.8	8.2	59.0	11.4
Income from discontinued operations, including gain on sale, net of tax	—	—	—	11.4
Net income	19.8	8.2	59.0	22.8
Less: net loss attributable to redeemable non-controlling interests	—	(0.1)	—	(4.3)
Net income attributable to Enpro Inc.	$19.8	$8.3	$59.0	$27.1
Comprehensive income (loss)	$29.1	$(3.3)	$56.7	$23.5
Less: comprehensive loss attributable to redeemable non-controlling interests	—	(0.1)	—	(4.3)
Comprehensive income (loss) attributable to Enpro Inc.	$29.1	$(3.2)	$56.7	$27.8
Income attributable to Enpro Inc. common shareholders:
Income from continuing operations, net of tax	$19.8	$8.3	$59.0	$15.7
Income from discontinued operations, including gain on sale, net of tax	—	—	—	11.4
Net income attributable to Enpro Inc.	$19.8	$8.3	$59.0	$27.1
Basic earnings per share attributable to Enpro Inc.:
Continuing operations	$0.94	$0.40	$2.82	$0.75
Discontinued operations	—	—	—	0.55
Net income per share	$0.94	$0.40	$2.82	$1.30
Diluted earnings per share attributable to Enpro Inc.:
Continuing operations	$0.94	$0.39	$2.80	$0.75
Discontinued operations	—	—	—	0.54
Net income per share	$0.94	$0.39	$2.80	$1.29

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2024 and 2023
(in millions)

	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$59.0	$22.8
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(11.4)
Taxes related to sale of discontinued operations	—	(3.3)
Depreciation	17.8	18.4
Amortization	57.2	52.7
Goodwill impairment	—	60.8
Promissory note reserve	4.5	—
Deferred income taxes	(1.8)	(1.6)
Stock-based compensation	9.8	7.9
Other non-cash adjustments	8.0	3.9
Change in assets and liabilities, net of effects of acquisition and sale of businesses:
Accounts receivable, net	(14.8)	16.9
Inventories	4.5	5.4
Accounts payable	(8.4)	(9.6)
Other current assets and liabilities	(25.8)	2.7
Other non-current assets and liabilities	(6.5)	(10.8)
Net cash provided by operating activities of continuing operations	103.5	154.8
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(18.8)	(20.7)
Payments for capitalized internal-use software	(1.9)	(0.3)
Proceeds from sale of businesses, net	—	25.7
Purchase of short-term investments	—	(35.8)
Redemption of short-term investments	—	35.0
Acquisition, net of cash acquired	(209.4)	—
Other	0.6	0.8
Net cash provided by (used in) investing activities of continuing operations	(229.5)	4.7
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	52.5	—
Repayments of debt	(58.6)	(143.1)
Purchase of non-controlling interest	(18.3)	—
Dividends paid	(19.0)	(18.3)
Other	(0.6)	(1.4)
Net cash used in financing activities of continuing operations	(44.0)	(162.8)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	(0.6)
Net cash used in discontinued operations	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	7.1	(0.7)
Net decrease in cash and cash equivalents	(162.9)	(4.6)
Cash and cash equivalents at beginning of period	369.8	334.4
Cash and cash equivalents at end of period	$206.9	$329.8
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25.3	$29.2
Income taxes, net of refunds	$30.0	$10.8
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$3.9	$0.1
Non-cash acquisitions of capitalized internal-use software	$0.5	$—
See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$206.9	$369.8
Accounts receivable, net	134.8	116.7
Inventories	143.3	142.6
Prepaid expenses and other current assets	34.2	21.2
Total current assets	519.2	650.3
Property, plant and equipment, net	192.1	193.8
Goodwill	902.3	808.4
Other intangible assets, net	811.2	733.5
Other assets	109.0	113.5
Total assets	$2,533.8	$2,499.5
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$14.0	$8.1
Accounts payable	61.7	68.7
Accrued expenses	112.7	119.6
Total current liabilities	188.4	196.4
Long-term debt	627.8	638.7
Deferred taxes and non-current income taxes payable	148.7	120.7
Other liabilities	111.0	116.1
Total liabilities	1,075.9	1,071.9
Commitments and contingencies
Redeemable non-controlling interests	—	17.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,169,088 shares in 2024 and 21,086,678 shares in 2023	0.2	0.2
Additional paid-in capital	315.4	304.9
Retained earnings	1,168.0	1,128.0
Accumulated other comprehensive loss	(24.5)	(22.2)
Common stock held in treasury, at cost – 177,180 shares in 2024 and 178,151 shares in 2023	(1.2)	(1.2)
Total shareholders’ equity	1,457.9	1,409.7
Total liabilities and equity	$2,533.8	$2,499.5

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
In November 2024, an accounting standards update was issued that will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting period beginning after December 15, 2027 with early adoption permitted. We are currently evaluating this new guidance.
2.    Acquisitions
Acquisition of business
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $209.4 million, net of cash acquired. In connection with the acquisition of AMI, there were

$0.2 million and $3.7 million of acquisition-related costs incurred during the quarter and nine months ended September 30, 2024 and included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
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
The purchase price of AMI was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired less the liabilities assumed is reflected as goodwill, which is attributable primarily to the value of the workforce and the ongoing operations of the business. Goodwill recorded as part of the purchase price was $96.8 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition totaled $138.1 million, consisting of indefinite and definite-lived intangible assets. Indefinite lived intangible assets relate solely to future products that were in development as of the acquisition date. We will begin amortizing this asset over its estimated life once these products in development become commercially available. Definite-lived intangible assets include proprietary technology, customer relationships, trade names, and non-competition agreements. Inventory acquired included an adjustment to fair value of $1.7 million, all of which was amortized to cost of goods sold in the first quarter of 2024.
We will continue to evaluate the purchase price allocation of this acquisition, including the value of intangible assets and income tax assets and liabilities and adjust this allocation as appropriate. The allocation of purchase price was revised during the third quarter of 2024 to decrease deferred income tax liabilities by $2.5 million, increase other assets by $0.3 million, and increase liabilities assumed by $1.0 million, with an offsetting $1.8 million decrease to goodwill. These changes were driven by adjustments and reclassifications of deferred tax liabilities, income tax receivables, and uncertain tax positions assumed during the transaction. The allocation of purchase price may be revised further during the balance of the one-year measurement period as our estimates below are finalized.
Identifiable intangible assets acquired are as follows:

		Weighted-average amortization period
Definite-lived intangible assets acquired:	(in millions)	(years)
Customer relationships	$12.0	15.0
Existing technology	106.0	15.0
Trademarks	5.0	10.0
Other	1.1	3.3
Total definite-lived intangible assets	124.1	14.7

Indefinite-lived intangible assets acquired:
In-process research and development	14.0

Identifiable intangible assets acquired	$138.1

The following table represents the preliminary allocation of purchase price as of September 30, 2024:

(in millions)
Accounts receivable	$3.3
Inventories	5.2
Property, plant, and equipment	0.2
Goodwill	96.8
Other intangible assets	138.1
Other assets	0.9
Deferred income taxes	(32.4)
Liabilities assumed	(2.7)
$209.4
Sales of $8.3 million and $25.1 million and pre-tax income of $2.0 million and $5.7 million for AMI are included in our Consolidated Statements of Operations for the quarter and nine months ended September 30, 2024, respectively. The following unaudited pro forma condensed consolidated financial results of operations for the quarters and nine months ended September 30, 2024 and 2023 are presented as if the acquisition had been completed on January 1, 2023:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Pro forma net sales	$260.9	$258.1	$793.1	$835.0
Pro forma income from continuing operations	$20.0	$7.8	$61.5	$8.4
These amounts have been calculated after applying our accounting policies and adjusting the results of AMI to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied as of January 1, 2023. The supplemental pro forma net income for the quarter and nine months ended September 30, 2024 was adjusted to exclude $0.2 million and $3.7 million, respectively, of pre-tax acquisition-related costs related to AMI. The pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of any potential synergies as a result of the integration of AMI. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition of AMI occurred on January 1, 2023, or of future results of Enpro Inc.
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

The effective tax rates for the quarters ended September 30, 2024 and 2023 were 17.4% and 63.9%, respectively. The effective tax rate for the quarter ended September 30, 2024 is lower than the U.S. Federal tax rate primarily driven by favorable adjustments resulting from the completion of the 2023 year-end U.S. Federal income tax return. The effective tax rate for the quarter ended September 30, 2023 is higher than the U.S. Federal tax rate primarily driven by the impact of the second quarter 2023 impairment of non-deductible goodwill on the annual effective tax rate and an increase in the valuation allowance in the third quarter 2023 on certain foreign net operating losses.

The effective tax rates for the nine months ended September 30, 2024 and 2023 were 21.0% and 59.8%, respectively. The effective tax rate for the nine months ended September 30, 2024 is consistent with the U.S. Federal tax rate as a result of higher tax rates in most foreign jurisdictions offset by the favorable adjustments resulting from the completion of the 2023 year-end U.S. Federal income tax return and an additional tax benefit related to share-based payment awards. The effective tax rate for the nine months ended September 30, 2023 is higher than the U.S. Federal tax rate primarily driven by impairment of non-deductible goodwill, valuation allowance on certain foreign net operating losses, and higher tax rates in most foreign jurisdictions, partially offset by a tax benefit related to share-based payment awards.

The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, that is effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation to enact Pillar Two. The adoption of Pillar Two has had no impact on our income tax expense for the nine months ended September 30, 2024.

4.    Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share amounts)
Numerator (basic and diluted):
Income from continuing operations	$19.8	$8.2	$59.0	$11.4
Less: net loss attributable to redeemable non-controlling interests	—	(0.1)	—	(4.3)
Income from continuing operations attributable to Enpro Inc.	19.8	8.3	59.0	15.7
Income from discontinued operations, net of tax	—	—	—	11.4
Net income	$19.8	$8.3	$59.0	$27.1
Denominator:
Weighted-average shares – basic	21.0	20.9	21.0	20.9
Share-based awards	0.1	0.1	0.1	0.1
Weighted-average shares – diluted	21.1	21.0	21.1	21.0
Basic earnings per share:
Continuing operations	$0.94	$0.40	$2.82	$0.75
Discontinued operations	—	—	—	0.55
Basic earnings per share	$0.94	$0.40	$2.82	$1.30
Diluted earnings per share:
Continuing operations	$0.94	$0.39	$2.80	$0.75
Discontinued operations	—	—	—	0.54
Diluted earnings per share	$0.94	$0.39	$2.80	$1.29

5.    Inventories

	September 30, 2024	December 31, 2023
	(in millions)
Finished products	$52.5	$53.6
Work in process	29.4	28.4
Raw materials	61.4	60.6
Total inventories	$143.3	$142.6
6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2024 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2023	$276.2	$532.2	$808.4
Acquisition of business	96.8	—	96.8
Foreign currency translation	(2.9)	—	(2.9)
Goodwill as of September 30, 2024	$370.1	$532.2	$902.3

The goodwill balances reflected above at September 30, 2024 are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	September 30, 2024		December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Definite-Lived:
Customer relationships	$496.4	$204.6	$486.6	$184.8
Existing technology	569.7	135.4	465.2	106.1
Trademarks	70.1	34.1	64.9	29.6
Other	26.7	22.4	27.4	20.9
	1,162.9	396.5	1,044.1	341.4
Indefinite-Lived:
In-process research and development	14.0	—	—	—
Trademarks	30.8	—	30.8	—
Total	$1,207.7	$396.5	$1,074.9	$341.4
Amortization for the quarters and nine months ended September 30, 2024 and 2023 were $19.1 million, $17.4 million, $56.8 million, and $52.1 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the calendar years 2024 through 2028 are as follows (in millions):

2024	$77.1
2025	$76.8
2026	$73.1
2027	$72.5
2028	$71.8
7.    Accrued Expenses

	September 30, 2024	December 31, 2023
	(in millions)
Salaries, wages and employee benefits	$45.5	$56.0
Interest	9.4	4.2
Environmental	9.0	8.2
Income taxes	12.1	10.0
Taxes other than income taxes	6.3	5.1
Operating lease liabilities	9.9	10.0
Other	20.5	26.1
	$112.7	$119.6

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of September 30, 2024.
The borrowing availability under our Revolving Credit Facility at September 30, 2024 was $390.0 million after giving consideration to $10.0 million of outstanding letters of credit. The balance of borrowings outstanding under the Term Loan A-2 Facility at September 30, 2024 was $293.3 million.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of September 30, 2024.

9.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the quarters and nine months ended September 30, 2024 and 2023, are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Service cost	$0.1	$0.2	$0.3	$0.5
Interest cost	3.2	3.4	9.6	10.2
Expected return on plan assets	(3.5)	(3.4)	(10.6)	(10.3)
Amortization of net loss	0.4	0.3	1.2	1.1
Net periodic benefit cost	$0.2	$0.5	$0.5	$1.5

We do not anticipate making any contributions to our U.S. defined benefit pension plans in calendar year 2024.
In the second quarter of 2024, Enpro initiated a plan to terminate and settle its remaining defined benefit pension plan in the United States. The termination and settlement process for this frozen plan, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to be completed by the end of 2025. At September 30, 2024, approximately $16.9 million of pension assets recorded in other assets on our consolidated balance sheet and substantially all pension losses recorded in accumulated other comprehensive loss on our consolidated balance sheet relate to this plan.

Tables showing the changes in accumulated other comprehensive income (loss) and the balance at September 30, 2024 are included in Note 14, "Accumulated Other Comprehensive Income (Loss)".

10.    Shareholders' Equity
The quarterly changes in shareholders' equity during the nine months ended September 30, 2024 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2023	21.0	$0.2	$304.9	$1,128.0	$(22.2)	$(1.2)	$1,409.7	$17.9
Net income	—	—	—	12.5	—	—	12.5	—
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)	—
Dividends ($0.30 per share)	—	—	—	(6.3)	—	—	(6.3)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Acquisition of Alluxa minority ownership	—	—	—	—	—	—	—	(17.9)
Balance, March 31, 2024	21.0	$0.2	$306.4	$1,134.2	$(25.7)	$(1.2)	$1,413.9	$—
Net income	—	—	—	26.7	—	—	26.7	—
Other comprehensive loss	—	—	—	—	(8.1)	—	(8.1)	—
Dividends ($0.30 per share)	—	—	—	(6.3)		—	(6.3)	—
Incentive plan activity	—	—	4.2	—	—	—	4.2	—
Balance, June 30, 2024	21.0	$0.2	$310.6	$1,154.6	$(33.8)	$(1.2)	$1,430.4	$—
Net income	—	—	—	19.8	—	—	19.8	—
Other comprehensive income	—	—	—	—	9.3	—	9.3	—
Dividends ($0.30 per share)	—	—	—	(6.4)	—	—	(6.4)	—
Incentive plan activity	—	—	4.8	—	—	—	4.8	—
Balance, September 30, 2024	21.0	$0.2	$315.4	$1,168.0	$(24.5)	$(1.2)	$1,457.9	$—

The quarterly changes in shareholders' equity during the nine months ended September 30, 2023 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2022	20.8	$0.2	$299.2	$1,130.2	$(33.3)	$(1.2)	$1,395.1	$17.9
Net income	—	—	—	37.4	—	—	37.4	—
Other comprehensive income	—	—	—	—	7.1	—	7.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)	—	—	(6.1)	—
Incentive plan activity	0.1	—	1.6	—	—	—	1.6	—
Balance, March 31, 2023	20.9	$0.2	$300.8	$1,161.5	$(26.2)	$(1.2)	$1,435.1	$17.9
Net loss	—	—	—	(18.6)	—	—	(18.6)	(4.2)
Other comprehensive income	—	—	—	—	5.1	—	5.1	—
Dividends ($0.29 per share)	—	—	—	(6.1)		—	(6.1)	—
Incentive plan activity	—	—	3.1	—	—	—	3.1	—
Other	—	—	(4.2)	—	—	—	(4.2)	4.2
Balance, June 30, 2023	20.9	$0.2	$299.7	$1,136.8	$(21.1)	$(1.2)	$1,414.4	$17.9
Net income	—	—	—	8.3	—	—	8.3	(0.1)
Other comprehensive loss	—	—	—	—	(11.5)	—	(11.5)	—
Dividends ($0.29 per share)	—	—	—	(6.1)	—	—	(6.1)	—
Incentive plan activity	—	—	2.9	—	—	—	2.9	—
Other			(0.1)	—			(0.1)	0.1
Balance, September 30, 2023	20.9	$0.2	$302.5	$1,139.0	$(32.6)	$(1.2)	$1,407.9	$17.9

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration, total dividend payments of $19.0 million were made during the nine months ended September 30, 2024.
In October 2024, our board of directors declared a dividend of $0.30 per share, payable on December 18, 2024, to shareholders of record as of December 4, 2024.
Enpro’s board of directors approved a new share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that recently expired. No shares were purchased under the prior repurchase program. Under the replacement authorization, which is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws. The renewed share repurchase authorization expires in October 2026.

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
We measure operating performance based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Segments non-operating expenses and income, corporate expenses, net interest expense, goodwill impairment, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
In the first quarter of 2024, we refined our definition of Adjusted Segment EBITDA and corporate expenses to include certain other income or expenses previously reported in other expense, net. These items were primarily comprised of bank fees and certain foreign exchange transaction gains and losses. As a result of this change, for the quarter ended September 30, 2023, we recast our results to decrease Sealing Technologies Adjusted Segment EBITDA by $0.1 million, increase Advanced Surface Technologies Adjusted Segment EBITDA by $0.3 million, and increase corporate expenses by $0.4 million. For the nine months ended September 30, 2023, we increased Advanced Surface Technologies Adjusted Segment EBITDA by $0.2 million and increased corporate expenses by $1.3 million.
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

Segment operating results and other financial data for the quarters and nine months ended September 30, 2024 and 2023 were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Sales
Sealing Technologies	$168.6	$161.4	$524.2	$511.4
Advanced Surface Technologies	92.5	89.4	266.6	299.1
	261.1	250.8	790.8	810.5
Intersegment sales	(0.2)	(0.1)	(0.5)	(0.3)
Total sales	$260.9	$250.7	$790.3	$810.2

Adjusted Segment EBITDA
Sealing Technologies	$55.1	$47.9	$173.5	$153.9
Advanced Surface Technologies	19.2	19.3	55.6	72.8
	$74.3	$67.2	$229.1	$226.7

Reconciliation of Income from Continuing Operations Before Income Taxes to Adjusted Segment EBITDA
Income from continuing operations before income taxes	$24.0	$22.9	$74.7	$28.4
Acquisition expenses	0.3	—	3.8	—
Non-controlling interest compensation allocation	—	—	—	(0.3)
Amortization of fair value adjustment to acquisition date inventory	—	—	1.7	—
Restructuring and impairment expense	4.4	2.0	5.5	2.6
Depreciation and amortization expense	25.2	23.5	75.0	70.9
Corporate expenses	10.3	9.8	33.0	36.4
Interest expense, net	9.0	7.1	26.7	23.6
Goodwill impairment	—	—	—	60.8
Other expense, net	1.1	1.9	8.7	4.3
Adjusted Segment EBITDA	$74.3	$67.2	$229.1	$226.7
Segment assets are as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Sealing Technologies	$917.5	$687.1
Advanced Surface Technologies	1,338.9	1,385.9
Corporate	277.4	426.5
	$2,533.8	$2,499.5

Revenue by End Market

Due to the diversified nature of our business and the differentiated portfolio of products and solutions that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and nine months ended September 30, 2024 and September 30, 2023:

	Quarter Ended September 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$16.1	$4.7	$20.8
Chemical and material processing	21.6	—	21.6
Food and pharmaceutical	16.6	—	16.6
General industrial	43.0	5.8	48.8
Commercial vehicle	41.1	—	41.1
Oil and gas	13.1	1.3	14.4
Power generation	15.5	—	15.5
Semiconductors	1.6	80.5	82.1
Total third-party sales	$168.6	$92.3	$260.9

	Quarter Ended September 30, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$11.2	$2.9	$14.1
Chemical and material processing	20.8	—	20.8
Food and pharmaceutical	15.9	—	15.9
General industrial	39.4	4.8	44.2
Commercial vehicle	51.5	—	51.5
Oil and gas	4.7	1.9	6.6
Power generation	15.6	—	15.6
Semiconductors	2.2	79.8	82.0
Total third-party sales	$161.3	$89.4	$250.7

	Nine Months Ended September 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$44.2	$9.3	$53.5
Chemical and material processing	65.9	—	65.9
Food and pharmaceutical	51.6	—	51.6
General industrial	129.2	18.3	147.5
Commercial vehicle	134.0	—	134.0
Oil and gas	40.2	4.3	44.5
Power generation	52.9	—	52.9
Semiconductors	6.2	234.2	240.4
Total third-party sales	$524.2	$266.1	$790.3

	Nine Months Ended September 30, 2023
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$37.4	$6.9	$44.3
Chemical and material processing	65.3	—	65.3
Food and pharmaceutical	50.8	—	50.8
General industrial	127.6	19.6	147.2
Commercial vehicle	157.2	—	157.2
Oil and gas	15.3	6.4	21.7
Power generation	51.2	—	51.2
Semiconductors	6.5	266.0	272.5
Total third-party sales	$511.3	$298.9	$810.2

12.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we have entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. We expect this intercompany note to be settled in the first half of 2025. The notional amount of foreign exchange contracts was $111.8 million and $110.5 million at September 30, 2024 and December 31, 2023 respectively. All foreign exchange contracts outstanding at September 30, 2024 expired in October 2024.
The earnings impact of these foreign exchange contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations, except for the impacts of the forward contract related to proceeds from the sale of our former GGB business that is recorded is Other Expense. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At September 30, 2024, the fair value of the Swap equaled $2.6 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2024	December 31, 2023
	(in millions)
Assets
Foreign currency derivatives	$2.6	$3.1
Deferred compensation assets	14.0	12.5
	$16.6	$15.6
Liabilities
Deferred compensation liabilities	$14.7	$13.3
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

14.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$12.0	$(45.8)	$(33.8)
Other comprehensive income before reclassifications	8.9	—	8.9
Amounts reclassified from accumulated other comprehensive loss	—	0.4	0.4
Net current-period other comprehensive income attributable to Enpro Inc.	8.9	0.4	9.3
Ending balance	$20.9	$(45.4)	$(24.5)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$23.4	$(44.5)	$(21.1)
Other comprehensive loss before reclassifications	(11.8)	—	(11.8)
Amounts reclassified from accumulated other comprehensive income	—	0.3	0.3
Net current-period other comprehensive income attributable to Enpro Inc.	(11.8)	0.3	(11.5)
Ending balance	$11.6	$(44.2)	$(32.6)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$24.1	$(46.3)	$(22.2)
Other comprehensive loss before reclassifications	(3.2)	—	(3.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.9	0.9
Net current-period other comprehensive income	(3.2)	0.9	(2.3)
Ending balance	$20.9	$(45.4)	$(24.5)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2023 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$11.8	$(45.1)	$(33.3)
Other comprehensive income before reclassifications	(0.2)	—	(0.2)
Amounts reclassified from accumulated other comprehensive (loss)	—	0.9	0.9
Net current-period other comprehensive income	(0.2)	0.9	0.7
Ending balance	$11.6	$(44.2)	$(32.6)

Reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2024 and September 30, 2023 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Pension adjustments:
Actuarial losses	$0.4	$0.3	$1.2	$1.1	Other expense
Total before tax	0.4	0.3	1.2	1.1	Income before income taxes
Tax expense	—	—	(0.3)	(0.2)	Income tax benefit (expense)
Net of tax	$0.4	$0.3	$0.9	$0.9	Net income
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 19 sites, which includes the sites discussed in additional detail below. At 14 of these sites, the future cost per site for us or our subsidiaries is expected to exceed $100,000. We do not conduct manufacturing operations at any of these sites. At all 19 sites, one or more of our subsidiaries (or an entity that merged with and into one of our subsidiaries) formerly conducted business operations but no longer do. Among these 19 sites, investigations have been completed for 15 sites and are in progress at 4 sites. Among the 15 sites where investigations have been completed, 8 sites have remediation systems that are operating and our only obligation at the other 7 sites is to conduct periodic monitoring. In addition to the 19 sites referenced above, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at 1 additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting EPA's response.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of September 30, 2024 and December 31, 2023, we had recorded liabilities aggregating $37.4 million and $39.0 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $9.0 million at September 30, 2024. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we cannot develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we have contingent liabilities in several environmental matters, including the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of EnPro Holdings when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The EPA notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the lower 17-mile stretch of the Passaic River known as the Lower Passaic River Study Area.
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
No final allocations of responsibility have been made among the numerous PRPs that have received notices from the EPA, there are numerous identified PRPs that have not yet received PRP notices from the EPA, and there are likely additional PRPs that have not yet been identified.
On April 14, 2021, the EPA issued its proposed remedy for the upper nine miles of the river, with an estimated present value cost of approximately $441 million. The proposed remedy would involve dredging and capping of the river sediment as an interim remedy followed by a period of monitoring to evaluate the response of the river system to the interim remedy.
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings. In September 2022, EnPro Holdings paid $5.9 million as part of a settlement between those parties and EPA. The payment will be held in escrow until court approval of the settlement. Our reserve for this site at September 30, 2024 was $0.7 million. Further adjustments to our reserve for this site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona, which are collectively one of the 19 sites referenced above. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we are evaluating the feasibility of various remediation scenarios. Our reserve at September 30, 2024 for this site was $11.1 million, which is the low end of the range of our reasonably likely liability with respect to these sites and reflects the reasonable liability associated with consolidating and capping waste from each mine on-site. EPA has requested evaluation of a remediation scenario involving the excavation, hauling, consolidation, and capping of waste from multiple mines at an alternative off-site location, which, if required by EPA, would require an upward adjustment of the reserve. Based on currently available facts, this higher cost remediation scenario is currently not more likely to be required than the lower cost cap-in-place remediation scenario. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $2.8 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at September 30, 2024.
GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 19 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and, depending upon the results of further technical consultation with the state agency, the PFAS impacts in groundwater at the site. Our reserve at September 30, 2024 for the site was $2.2 million, which includes additional reserves accrued in the second quarter of 2024 pertaining to further investigation and cleanup. These reserves are based on currently available facts about the site and may be revised as investigation of the site continues in accordance with the ISRA requirements, or based on future technical consultation with the state agency.
Water Valley Litigation
In connection with operation of a former operation of a division of EnPro Holdings, the Company has been implementing and managing a solution to clean trichloroethylene ("TCE") soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi (the “Water Valley Facility”). The Water Valley Facility was operated by a corporate predecessor of EnPro Holdings from 1972 through 1996, prior to Enpro’s formation in 2002. By 1987, TCE was no longer used at the Water Valley Facility. In 1996, Enpro Holdings’ corporate predecessor sold the division, including the Water Valley Facility, to Borg Warner. In 2021, BorgWarner sold the Water Valley Facility to Solero Technologies, which currently operates it.
On June 4, 2024, eight former employees at the Water Valley Facility filed a complaint in the United States District Court, Northern District of Mississippi against EnPro Industries, Inc., EnPro Holdings and others alleging personal injury and other claims related to alleged occupational exposure to TCE. Legal counsel for the eight claimants have indicated in preliminary discussions with the Company's legal counsel that they have identified a significant number of additional potential claimants in this matter for whom they may file complaints. At this time, the Company does not have further information regarding additional potential claimants and no such additional claims have been filed.
Our reserve at September 30, 2024 for the site was $11.9 million for on-going cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system. Given the early stage of the litigation, Enpro cannot estimate a range of reasonably possible outcomes of the eight pending claims or any other claims based on similar allegations, and no reserves have been accrued for the litigation at September 30, 2024.
Other Environmental
In addition to the four sites discussed above, we have additional reserves of $11.5 million for the remaining 15 sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at September 30, 2024.
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
Changes in the product warranty liability for the nine months ended September 30, 2024 and 2023 are as follows:

	2024	2023
	(in millions)
Balance at beginning of year	$6.4	$5.2
Net charges to expense	0.5	1.3
Settlements made	(1.0)	(1.0)
Balance at end of period	$5.9	$5.5
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
For the nine months ended September 30, 2023, the results of operations from the discontinued Engineered Materials segment were as follows:

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

In connection with the sale of a business in 2020, which was not classified as a discontinued operation, we received a long-term promissory note as partial consideration. We evaluate the collectability of the note at least quarterly and based on the evaluation, we provided a $4.5 million reserve in the first quarter of 2024. The net book value of the note after the reserve was $4.0 million as of September 30, 2024. We will continue to monitor the collectability of the note and will record adjustments to the estimated net realizable value as deemed necessary until the note is settled. This note matures in 2026.
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
•the impact of geopolitical activity on those markets, including instabilities associated with the armed conflict in Ukraine, the armed conflicts in the Middle East and any conflict or threat of conflict that may affect Taiwan;
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
We are committed to our strategy to create long-term shareholder value through earnings growth, strong free cash flow generation, and a balanced capital allocation approach. We will continue to focus our investments on new products, technology innovation, and productivity and continuous improvement initiatives. In connection with our growth strategy, we continue to evaluate acquisition opportunities that fit our strategic frameworks, based on a consistent criteria that includes compelling margins, leading technology, aftermarket/recurring revenue characteristics, and high cash flow return on investment in markets that have secular tailwinds.
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
Our goodwill is not amortized, but instead is subject to impairment testing that is conducted at least once each calendar year in the fourth quarter. We review market expectations and our actual and projected financial performance quarterly to determine if a triggering event exists that warrants the performance of an interim impairment test. We performed an interim review as of September 30, 2024, and concluded that no triggering event existed as of that date.
We will perform our next annual goodwill impairment test in the fourth quarter of 2024. The market conditions in 2024 and the near-term outlook for the semiconductor industry, (including our Semiconductor reporting unit which is included in the Advanced Surface Technologies segment), has been and is projected to be softer than we projected at the time of our annual test in the fourth quarter of 2023. The fair value of our Semiconductor reporting unit at the time of our fourth quarter 2023 test exceeded its book value by approximately 20%, which we expect will be lower when we complete our test in the fourth quarter of 2024. The fair value of our three reporting units within our Sealing Technologies segment significantly exceeded their book value at the time of last year’s annual goodwill impairment tests.
Acquisitions
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $209.4 million, net of cash acquired. In connection with the acquisition of AMI, there were $0.2 million and $3.7 million of acquisition-related costs incurred during the quarter and nine months ended September 30, 2024, respectively, which were expensed during such periods and included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
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

Highlights. Financial highlights of our continuing operations for the quarters and nine months ended September 30, 2024 and September 30, 2023 are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions, except per share data)
Net sales	$260.9	$250.7	$790.3	$810.2
Income from continuing operations attributable to Enpro Inc.	$19.8	$8.3	$59.0	$15.7
Net income attributable to Enpro Inc.	$19.8	$8.3	$59.0	$27.1
Diluted earnings per share from continuing operations attributable to Enpro Inc.	$0.94	$0.39	$2.80	$0.75
Adjusted income from continuing operations attributable to Enpro Inc.[1]	$36.7	$33.1	$113.7	$112.1
Adjusted diluted earnings per share[1]	$1.74	$1.58	$5.39	$5.35
Adjusted EBITDA [1]	$64.1	$57.7	$196.6	$191.1
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Sales
Sealing Technologies	$168.6	$161.4	$524.2	$511.4
Advanced Surface Technologies	92.5	89.4	266.6	299.1
	261.1	250.8	790.8	810.5
Intersegment sales	(0.2)	(0.1)	(0.5)	(0.3)
Net sales	$260.9	$250.7	$790.3	$810.2

Income from continuing operations attributable to Enpro Inc., net of tax	$19.8	$8.3	$59.0	$15.7

Adjusted Segment EBITDA
Sealing Technologies	$55.1	$47.9	$173.5	$153.9
Advanced Surface Technologies	19.2	19.3	55.6	72.8
Total Adjusted Segment EBITDA	$74.3	$67.2	$229.1	$226.7

Reconciliations of Income from Continuing Operations to Adjusted Segment EBITDA
Income from continuing operations attributable to Enpro Inc., net of tax	$19.8	$8.3	$59.0	$15.7
Plus: net loss attributable to redeemable non-controlling interests	—	(0.1)	—	(4.3)
Income from continuing operations	19.8	8.2	59.0	11.4
Income tax expense	(4.2)	(14.7)	(15.7)	(17.0)
Income from continuing operations before income taxes	24.0	22.9	74.7	28.4
Acquisition expenses	0.3	—	3.8	—
Non-controlling interest compensation allocation	—	—	—	(0.3)
Amortization of the fair value adjustment to acquisition date inventory	—	—	1.7	—
Restructuring and impairment expense	4.4	2.0	5.5	2.6
Depreciation and amortization expense	25.2	23.5	75.0	70.9
Corporate expenses	10.3	9.8	33.0	36.4
Interest expense, net	9.0	7.1	26.7	23.6
Goodwill impairment	—	—	—	60.8
Other expense (income), net	1.1	1.9	8.7	4.3
Adjusted Segment EBITDA	$74.3	$67.2	$229.1	$226.7
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Segment non-operating expenses and income, corporate expenses, net interest expense, goodwill impairment, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.

In the first quarter of 2024, we refined our definition of Adjusted Segment EBITDA and corporate expenses to include certain other income or expenses previously reported in other expense, net. These items were primarily comprised of bank fees and certain foreign exchange transaction gains and losses. As a result of this change, for the quarter ended September 30, 2023, we recast our results to decrease Sealing Technologies Adjusted Segment EBITDA by $0.1 million, increase Advanced Surface Technologies Adjusted Segment EBITDA by $0.3 million, and increase corporate expenses by $0.4 million. For the nine months ended September 30, 2023, we increased Advanced Surface Technologies Adjusted Segment EBITDA by $0.2 million and increased corporate expenses by $1.3 million.
Other expense, net in the table above contains all items included in other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.

Third Quarter of 2024 Compared to the Third Quarter of 2023
Sales of $260.9 million in the third quarter of 2024 increased 4.1% from $250.7 million last year. The following table summarizes the impact of a divestiture and foreign currency on sales by segment:

Sales	Percent Change Quarter Ended September 30, 2024 vs. Quarter Ended September 30, 2023
increase/(decrease)	Acquisition	Foreign Currency	Organic	Total
Enpro Inc.	3.4%	(0.2)%	0.9%	4.1%
Sealing Technologies	5.1%	(0.2)%	(0.4)%	4.5%
Advanced Surface Technologies	—%	—%	3.5%	3.5%

Following is a discussion of operating results for each segment for the third quarter of 2024 as compared to the third quarter of 2023:

Sealing Technologies. Sales of $168.6 million in the third quarter of 2024 increased 4.5% compared to $161.4 million in the same period of 2023. Excluding the unfavorable foreign exchange translation ($0.4 million) and the sales from a recent acquisition ($8.3 million), sales were down 0.4% or $0.7 million. Organic sales were relatively flat as strategic pricing actions, strength in general industrial, particularly in Europe, aerospace and firm food and pharma and nuclear demand offset a 33% decline in commercial vehicle OEM sales and slow Asian industrial markets.

Adjusted Segment EBITDA of $55.1 million in the third quarter of 2024 increased 15.0% from $47.9 million in the third quarter of 2023. Segment AEBITDA margin increased to 32.7% in the third quarter of 2024 from 29.7% last year. Excluding the unfavorable foreign exchange translation ($0.4 million) and the contribution from a business recently acquired of $4.2 million, adjusted Segment EBITDA increased 7.1%, or $3.4 million. The increase was driven primarily by strategic pricing actions, favorable aftermarket sales mix and continuous improvement initiatives.

Advanced Surface Technologies. Sales of $92.5 million in the third quarter of 2024 increased 3.5% or $3.1 million compared to sales of $89.4 million in the same period last year. Growth in advanced node cleaning solutions sales offset a difficult demand environment for wafer fab equipment and slow optical filter sales.

Adjusted Segment EBITDA of $19.2 million in the third quarter of 2024 decreased 0.5% from $19.3 million in the comparable period of 2023. Segment AEBITDA margin decreased to 20.8% from 21.6% in the third quarter of 2023. The $0.1 million decrease in Adjusted Segment EBITDA was primarily driven by higher labor and manufacturing overhead ($1.9 million) and increased selling, general, and administrative expenses ($1.8 million) mostly offset by higher volume and favorable mix ($3.6 million).

Corporate expenses for the third quarter of 2024 increased $0.5 million as compared to the same period in 2023, primarily due to an increase in share price-based incentive compensation expense, partially offset by lower current-year annual incentive compensation expense and professional fees.

Interest expense, net in the third quarter of 2024 increased by $1.9 million from the third quarter of 2023 primarily driven by lower interest income on cash balances following the acquisition of AMI, partially offset by lower average outstanding debt.

Other expense, net in the third quarter of 2024 decreased $0.8 million compared to the same period in 2023, primarily driven by decreased environmental related costs ($0.4 million) and lower non-service pension related costs ($0.4 million).

The effective tax rates for the quarters ended September 30, 2024 and 2023 were 17.4% and 63.9%, respectively. The effective tax rate for the quarter ended September 30, 2024 is lower than the U.S. Federal tax rate primarily driven by favorable adjustments resulting from the completion of the 2023 year-end U.S. Federal income tax return. The effective tax rate for the quarter ended September 30, 2023 is higher than the U.S. Federal tax rate primarily driven by the impact of the second quarter 2023 impairment of non-deductible goodwill on the annual effective tax rate and an increase in the valuation allowance in the third quarter 2023 on certain foreign net operating losses.

Income from continuing operations attributable to Enpro Inc., net of tax was $19.8 million, or $0.94 per share, in the third quarter of 2024 compared to $8.3 million, or $0.39 per share, in the third quarter of 2023. Earnings per share is expressed on a fully diluted basis.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Sales of $790.3 million in the first nine months of 2024 decreased 2.5% from $810.2 million in the first nine months of 2023. The following table summarizes the impact of an acquisition and foreign currency on sales by segment:

Sales	Percent Change Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
increase/(decrease)	Acquisition	Foreign Currency	Organic	Total
Enpro Inc.	3.1%	(0.1)%	(5.5)%	(2.5)%
Sealing Technologies	4.9%	(0.1)%	(2.3)%	2.5%
Advanced Surface Technologies	—%	—%	(10.9)%	(10.9)%

Following is a discussion of operating results for each segment for the first nine months of 2024 as compared to the first nine months of 2023:

Sealing Technologies. Sales of $524.2 million in the first nine months of 2024 reflect a 2.5% increase compared to the $511.4 million in the same period of 2023. Excluding the unfavorable foreign exchange translation ($0.7 million) and the sales from a recent acquisition of $25.1 million, sales were down 2.3%, or $11.6 million. The decrease in sales was driven by weakness in commercial vehicle OEM sales largely offset by firm demand across other markets and the impact of strategic pricing actions.

Adjusted Segment EBITDA of $173.5 million in the first nine months of 2024 increased 12.7% from $153.9 million in the first nine months of 2023. Segment AEBITDA margin of 33.1% in the first nine months of 2024 increased from 30.1% last year. Excluding the unfavorable foreign exchange translation ($0.4 million) and the contribution from a business recently acquired of $13.4 million, adjusted Segment EBITDA increased 4.3%, or $6.6 million. The increase in segment AEBITDA was primarily driven by strategic pricing, favorable mix, and the benefit from continuous improvement initiatives.

Advanced Surface Technologies. Sales of $266.6 million in the first nine months of 2024 decreased 10.9%, or $32.5 million, compared to the $299.1 million in the same period of 2023. The decrease was driven primarily by weakness in the semiconductor capital equipment demand.

Adjusted Segment EBITDA of $55.6 million in the first nine months of 2024 decreased 23.6% from $72.8 million in the comparable period last year. Segment AEBITDA margins decreased to 20.9% from 24.3% in the first nine months of 2023. The decrease in adjusted Segment EBITDA was driven by lower sales volumes ($19.4 million), higher selling, general, and administrative costs ($2.2 million), and higher labor and manufacturing overhead ($1.3 million), partially offset by a favorable mix ($5.7 million).

Corporate expenses for the first nine months of 2024 decreased $3.4 million as compared to the same period in 2023 driven primarily by a decrease in share price-based incentive compensation expense, lower current-year annual incentive compensation expense, and decreased professional fees.

Interest expense, net in the first nine months of 2024 increased by $3.1 million compared to the first nine months of 2023, driven by lower interest income on cash balances following the acquisition of AMI, partially offset by lower average outstanding debt.

Other expense, net in the first nine months of 2024 increased $4.4 million compared to the same period last year, primarily due to the increase in the valuation reserve on a long-term promissory note received in partial consideration for the sale of a non-strategic business in 2020 ($4.5 million) and increased environmental related costs ($1.8 million), partially offset by income realized from the settlement of a legacy claim ($0.6 million) and lower non-service pension related costs ($1.0 million).

The effective tax rates for the nine months ended September 30, 2024 and 2023 were 21.0% and 59.8%, respectively. The effective tax rate for the nine months ended September 30, 2024 is consistent with the U.S. Federal tax rate as a result of higher tax rates in most foreign jurisdictions offset by the favorable adjustments resulting from the completion of the 2023 year-end U.S. Federal income tax return and an additional tax benefit related to share-based payment awards. The effective tax rate for the nine months ended September 30, 2023 is higher than the U.S. Federal tax rate primarily driven by impairment of non-deductible goodwill, valuation allowance on certain foreign net operating losses, and higher tax rates in most foreign jurisdictions partially offset by a tax benefit related to share-based payment awards.

Income from continuing operations attributable to Enpro Inc., net of tax was $59.0 million, or $2.80 per share, in the first nine months of 2024 compared to $15.7 million, or $0.75 per share, in the first nine months of 2023. Earnings per share is expressed on a diluted basis.

Backlog

As of September 30, 2024, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $241.6 million. Approximately 95% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance because of our short lead times and some seasonality.

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

As of September 30, 2024, we held $27.6 million of cash and cash equivalents in the United States and $179.3 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $187.1 million at December 31, 2023 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $230.5 million as of September 30, 2024. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first nine months of 2024, we repatriated $42.6 million which was utilized to paydown our U.S.-based indebtedness and reduce our interest expense. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows

Operating activities of continuing operations provided $103.5 million of cash in the first nine months of 2024 and $154.8 million of cash in the first nine months of 2023. The year-over-year decrease was primarily driven by the decline in revenue, timing of working capital, and payments related to short-term operating liabilities, as well as $19.2 million of additional tax payments made in 2024.

Investing activities of continuing operations used $229.5 million of cash in the first nine months of 2024 compared to $4.7 million of cash provided by investing activities last year. The acquisition of AMI ($209.4 million) and capital expenditures ($18.8 million) were the primary uses of cash for investing activities in the year-to-date period. In the first nine months of 2023, investing activities provided $4.7 million, with $25.7 million received from the sale of businesses more than offsetting $20.7 million for capital expenditures.

Financing activities of continuing operations used $44.0 million of cash in the first nine months of 2024, driven by $18.3 million used for the acquisition of non-controlling interests, primarily for the acquisition of the Alluxa non-controlling interests, $19.0 million used for dividends and $6.1 million in net repayments of debt. Financing activities in the first nine months of 2023 used $162.8 million, primarily from $143.1 million in net repayments of debt and $18.3 million used for dividends paid.
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

We were in compliance with all of the covenants of the Amended Credit Agreement as of September 30, 2024.
The borrowing availability under our Revolving Credit Facility at September 30, 2024 was $390.0 million after giving consideration to $10.0 million of outstanding letters of credit. The balance of borrowings outstanding under the Term Loan A-2 Facility at September 30, 2024 was $293.3 million.
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

At September 30, 2024, we were in compliance with all of the covenants of the indenture governing the Senior Notes.

Share Repurchase Program. Enpro’s board of directors approved a new share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that recently expired. No shares were purchased under the prior repurchase program. Under the replacement authorization, which is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws. The renewed share repurchase authorization expires in October 2026.

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
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at September 30, 2024 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations for the nine months ended September 30, 2024 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$559.6
Gross profit	$206.7
Net income	$(1.0)

The summarized balance sheet at September 30, 2024 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$248.7
Non-current assets	1,589.6
Total assets	$1,838.3
LIABILITIES AND EQUITY
Current liabilities	$133.4
Non-current liabilities	943.8
Total liabilities	1,077.2
Shareholders’ equity	761.1
Total liabilities and equity	$1,838.3
The table above reflects $10.5 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $8.5 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within total current assets and liabilities.
The summarized results of operations for the year ended December 31, 2023 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$754.3
Gross profit	$256.9
Loss from continuing operations	$(68.2)
Income from discontinued operations, net of taxes	$11.4
Net loss	$(56.8)
Net loss attributable to Enpro Inc.	$(52.9)

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

The following presents a reconciliation of (i) income (loss) from continuing operations attributable to Enpro Inc., net of tax to adjusted income from continuing operations and adjusted diluted earnings per share and (ii) income (loss) from continuing operations attributable to Enpro Inc., net of tax to adjusted EBITDA for the quarters and nine months ended September 30, 2024 and 2023. The adjustments in the table below relate solely to expenses attributable to Enpro Inc. and have been adjusted to remove any amounts attributable to non-controlling interests.

Reconciliation of Income from Continuing Operations to Adjusted Income from Continuing Operations and Adjusted Diluted Earnings Per Share

	Quarters Ended September 30,
	2024				2023
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc., net of tax	$19.8	21.1	$0.94		$8.3	21.0	$0.39
Net loss from redeemable non-controlling interests	—				(0.1)
Income tax expense	4.2				14.7
Income from continuing operations before income taxes	24.0				22.9

Adjustments from selling, general, and administrative:
Acquisition expenses	0.3				—
Amortization of acquisition-related intangible assets	19.1				17.1
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	4.5				2.2
Adjustments from other non-operating expense:
Environmental reserve adjustment	—				0.4
Costs associated with previously disposed businesses	0.4				0.4
Pension expense - non-service cost	—				0.4
Foreign exchange losses related to the divestiture of a discontinued operation[2]	0.7				0.5
Other adjustments:
Other[4]	—				0.2
Adjusted income from continuing operations before income taxes	49.0				44.1
Adjusted income tax expense[5]	(12.3)				(11.1)
Net loss from redeemable non-controlling interests	—				0.1
Adjusted income from continuing operations attributable to Enpro Inc.	$36.7	21.1	$1.74	1	$33.1	21.0	$1.58	1

	Nine Months Ended September 30,
	2024				2023
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc., net of tax	$59.0	21.1	$2.80		$15.7	21.0	$0.75
Net loss from redeemable non-controlling interests	—				(4.3)
Income tax expense	15.7				17.0
Income from continuing operations before income taxes	74.7				28.4

Adjustments from selling, general, and administrative:
Acquisition expenses	3.8				0.1
Non-controlling interest compensation allocations[2]	—				(0.3)
Amortization of acquisition-related intangible assets	56.7				51.5
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	6.0				3.2
Amortization of the fair value adjustment to acquisition date inventory	1.7				—
Adjustments from other non-operating expense:
Asbestos receivable adjustment	(0.6)				—
Environmental reserve adjustment	2.3				0.5
Costs associated with previously disposed businesses	0.8				0.8
Pension expense - non-service cost	0.1				1.1
Goodwill impairment	—				56.6
Foreign exchange losses related to the divestiture of a discontinued operation[2]	1.6				1.5
Long-term promissory note reserve[3]	4.5				—
Other adjustments:
Other[4]	—				0.3
Adjusted income from continuing operations before income taxes	151.6				143.7
Adjusted income tax expense[5]	(37.9)				(35.9)
Net loss from redeemable non-controlling interests	—				4.3
Adjusted income from continuing operations attributable to Enpro Inc.	$113.7	21.1	$5.39	1	$112.1	21.0	$5.35	1
1 Adjusted diluted earnings per share, which amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.
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
Reconciliation of Income from Continuing Operations to Adjusted EBITDA

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Income from continuing operations attributable to Enpro Inc., net of tax	$19.8	$8.3	$59.0	$15.7
Net loss attributable to redeemable non-controlling interests	—	(0.1)	—	(4.3)
Income from continuing operations	19.8	8.2	59.0	11.4

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	9.0	7.1	26.7	23.6
Income tax expense	4.2	14.7	15.7	17.0
Depreciation and amortization expense	25.2	23.6	75.0	71.1
Restructuring and impairment expense	4.5	2.2	6.0	3.2
Environmental reserve adjustments	—	0.4	2.3	0.5
Costs associated with previously disposed businesses	0.4	0.4	0.8	0.8
Acquisition expenses	0.3	—	3.8	0.1
Pension expense - non-service cost	—	0.4	0.1	1.1
Non-controlling interest compensation allocation	—	—	—	(0.3)
Asbestos receivable adjustment	—	—	(0.6)	—
Amortization of the fair value adjustment to acquisition date inventory	—	—	1.7	—
Goodwill impairment	—	—	—	60.8
Foreign exchange losses related to the divestiture of a discontinued operation[1]	0.7	0.5	1.6	1.5
Long-term promissory note reserve[2]	—	—	4.5	—
Other	—	0.2	—	0.3
Adjusted EBITDA	$64.1	$57.7	$196.6	$191.1
1 In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that is denominated in a foreign currency. As a result of this note, we have recorded losses due to the changes in the foreign exchange rate. The outstanding note is hedged in order to minimize related gains or losses.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this intercompany note to be settled during 2024. The notional amount of foreign exchange contracts was $111.8 million and $110.5 million September 30, 2024 and December 31, 2023, respectively. All foreign exchange contracts outstanding at September 30, 2024 expired in October 20224.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2024.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2024	—		—		—	$50,000,000	(1)
August 1 - August 31, 2024	—		—		—	$50,000,000	(1)
September 1 - September 30, 2024	369	(2)	$161.29	(2)	—	$50,000,000	(1)
Total	369	(2)	$161.29	(2)	—	$50,000,000	(1)
(1)In October 2022, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2024. We have not made any repurchases under this authorization, which expired in October 2024. In October 2024, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026.

(2)In September 2024, a total of 369 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 61 shares were valued at a price of $156.77 per share, the closing trading price of our common stock on September 18, 2024, and 308 of these shares were valued at a price of $162.18 per share, the closing trading price of our common stock on September 30, 2024. Accordingly, the total 369 shares were valued at a weighted average price of $161.29 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.
During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of November, 2024.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, General Counsel and Secretary

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer