Form 10-K
period 2024-12-31
Enpro Inc.
filed 2025-02-21
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☒

Relates to the reclassification of the cash outflow for the purchase of the noncontrolling interests in a subsidiary from investing activities to financing activities within the calendar year 2022 consolidated statement of cash flow, which the registrant determined to be immaterial after applying the guidance in SAB No. 99. No other fiscal 2022 financial statement and no financial statement subsequent to fiscal 2022, was impacted by the above noted reclassification. Refer to Notes to Consolidated Financial Statements included herein.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 28, 2024 was $3,037,824,925. As of February 5, 2025, there were 21,190,297 shares of common stock of the registrant outstanding, which includes 176,465 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 annual meeting of shareholders are incorporated by reference into Part III.

ENPRO INC.
PART I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “Enpro” and “Company” mean Enpro Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of Enpro Inc., par value $0.01 per share.
Background
Enpro was incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was organized in anticipation of Goodrich’s intended spin-off of its Engineered Industrial Products segment, named Enpro Industries, Inc., by a distribution of the Company's common stock to existing Goodrich shareholders. The distribution took place on May 31, 2002.
Today, Enpro Inc. is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets including semiconductor, industrial process, commercial vehicle, sustainable power generation, aerospace, food and pharmaceuticals, photonics and life sciences. Enpro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that generally have a specified position on a critical application, contributing key functionality with the purpose of safeguarding a variety of critical environments. Over the past several years, we have executed several strategic initiatives to create a portfolio of businesses that offers proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue in markets with favorable secular tailwinds. These initiatives, which include those described in “Acquisitions” and “Dispositions” below, have widened our capabilities to provide solutions to the semiconductor, life sciences, and other leading-edge industries. As of December 31, 2024, our continuing operations had 15 primary manufacturing and service facilities (approximately 50,000 square feet or larger) located in 8 countries, including the United States.
Our sales from continuing operations by geography in 2024, 2023 and 2022:

	2024	2023	2022
	(in millions)
United States	$601.7	$640.3	$687.4
Europe	152.4	149.6	139.7
Asia Pacific and Rest of World	294.6	269.4	272.1
Total	$1,048.7	$1,059.3	$1,099.2
All filings can be found on our website at www.enpro.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC"). Our Corporate Governance Guidelines and the charters for each of our Board Committees (Audit and Risk Management, Compensation and Human Resources, Executive, and Nominating and Corporate Governance committees) are also available on our website, and copies of this information are available in print to any shareholder who requests it. Information included on or linked to our website is not incorporated by reference into this annual report.

Acquisitions
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $209.4 million, net of cash acquired. In connection with the acquisition of AMI, there were $3.9 million of acquisition-related costs incurred during the year ended December 31, 2024 that are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
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
Acquisitions of non-controlling interests of Enpro subsidiaries
In connection with our acquisition of Alluxa in October 2020, three Alluxa executives (the "Alluxa Executives") received rollover equity interests in the form of approximately 7% of the total equity interest of an entity we formed for the purpose of acquiring Alluxa (the "Alluxa Acquisition Subsidiary"). Pursuant to the limited liability operating agreement (the "Alluxa LLC Agreement") that was entered into with the completion of the transaction, each Alluxa Executive had the right to sell to us, and we had the right to purchase from each Alluxa Executive (collectively, the "Put and Call Rights"), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. In January 2024, we agreed with the Alluxa Executives to change the terms of the Put and Call Rights so that all outstanding equity interests could be acquired in 2024. In February of 2024, we acquired all outstanding equity interests in the Alluxa Acquisition Subsidiary for $17.9 million, which was the minimum fixed price set in the Alluxa LLC Agreement. Enpro is now the sole owner of Alluxa.
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
As these transactions were for the acquisition of all remaining shares of a consolidated subsidiary with no change in control, the portion of the consideration paid that was related to the redeemable non-controlling interest as of the date the options were exercised was recorded within shareholder's equity and as a financing cash flow in the Consolidated Statement of Cash Flows in the respective periods.

Dispositions
During the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. ("GPT"), which was sold in January 2023. These businesses comprised our remaining Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be a discontinued operation. Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 20 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the related disposition of those operations).
On January 30, 2023 we completed the sale of GPT. In 2023, we received $28.9 million, net of transaction fees and cash sold, resulting in a pretax gain of $14.6 million recognized in the first quarter of 2023.
The sale of GGB to The Timken Company closed on November 4, 2022. We received $298.2 million, net of transaction fees and cash sold, including $3.1 million of payments made in the first quarter of 2023. We recorded a pre-tax gain of $189.1 million as part of our discontinued operations in the fourth quarter of 2022.
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

Sales by market for the year ended December 31, 2024 were as follows:

	Year Ended December 31, 2024
	(in millions)
	Total	% of Total
Aerospace	$71.8	6.8%
Chemical and material processing	85.1	8.1%
Commercial vehicle	174.0	16.6%
Food and pharmaceutical	67.7	6.4%
General industrial	195.7	18.7%
Oil and gas	57.7	5.5%
Power generation	72.0	6.9%
Semiconductors	324.7	31.0%
Total third-party sales	$1,048.7	100.0%

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
Sealing Technologies offers customers widely recognized applied engineering, innovation, process know-how and reliability, driving a enduring aftermarket for many of our products and solutions. Aftermarket or recurring revenue approximates two-thirds of our Sealing Technologies segment’s total revenue.
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
STEMCO designs, engineers and manufactures innovative wheel-end and suspension products and solutions for the medium and heavy-duty commercial vehicle and trailer markets. STEMCO’s products protect our roadways and make them safer. The critical nature of the STEMCO product offering reduces the possibility of catastrophic failure on the roadways. Approximately two-thirds of the business is tied to the regular replacement of wheel-end systems through distribution, with a focus on securing specified positions with large transportation fleets, largely in North America, driving a sustainable aftermarket. New product innovation, best in class product performance and customer intimacy contribute to STEMCO’s competitive advantages.
Customers. Our Sealing Technologies segment sells products and solutions through distribution, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Solutions are offered to a broad range of global customers, with approximately 42% of 2024 sales delivered to customers outside the United States.
Competition. Our businesses are differentiated from competitors with technology, applied engineering advantage and reliability, as well as customer service, application expertise, technical support, on-time delivery, breadth of product offering, reputation for quality, and product availability. Our leading brand names, including Garlock®, Technetics®, and STEMCO®, have been built upon long-standing reputations for reliability, engineering expertise, safety and durability. The breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier, with specified positions in a variety of critical applications, that we can leverage through our distribution channels. We believe that our Sealing Segment’s record of product performance in the major markets it serves is a significant competitive advantage.
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
Advanced Surface Technologies Segment
Overview. Our Advanced Surface Technologies ("AST") segment is composed of four operating businesses, NxEdge, Technetics Semi, LeanTeq, and Alluxa. Our AST segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s products and solutions include: (i) cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment, (ii) designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, communications and semiconductor markets, (iii) engineering and manufacturing complex front-end wafer processing sub-systems and new and refurbished electrostatic chuck pedestals for the semiconductor equipment industry, and (iv) engineering and manufacturing edge-welded metal bellows for the semiconductor equipment industry and critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive products and solutions that enable the maintenance of our customers’ high-value processes through an entire life cycle.
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
Alluxa manufactures specialized optical filters and thin-film coatings for challenging applications in the industrial technology, life sciences, communications, and semiconductor markets. Its products are developed through proprietary coating processes using state-of-the-art, advanced equipment engineered in-house. Alluxa partners with customers across major end markets to provide customized, complex precision coating solutions through Alluxa’s specialized technology platform and proprietary processes.
Customers. Our Advanced Surface Technologies segment sells products and solutions to OEMs, IDMs, industrial agents and distributors, and end users worldwide. Advanced Surface Technologies’ products and solutions are offered to global customers, with approximately 45% of sales delivered to customers outside the United States in 2024. Representative customers include leading global manufacturers of semiconductor manufacturing equipment, such as Applied Materials and ASML, as well as manufacturers of equipment used in the life sciences and industrial technology industries and government defense contractors. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry and the loss of one or more of those key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Backlog
At December 31, 2024, we had order backlog valued at $240.6 million, of which $122.7 million is related to Sealing Technologies and $117.9 million related to Advanced Surface Technologies, compared with $225.4 million at December 31, 2023, of which $110.4 million related to Sealing Technologies and $115.0 million related to Advanced Surface Technologies. Approximately 4% of the December 31, 2024 backlog is expected to be filled beyond 2025. Backlog represents orders on hand that we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered.
Quality Assurance
We believe the quality of our products and solutions is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include but not limited to, state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis, and coordinate measuring machines. We are able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our Computer Numerical Control ("CNC") machinery. In addition, we perform quality control tests on parts that we outsource. As a result of our practices, we are able to significantly improve the quality of the services we provide and the parts we manufacture, avoid and reduce defects, and improve efficiency and reliability.
As of December 31, 2024, 26 of our manufacturing and service facilities were ISO 9001 certified. Four of our facilities are ISO 14001 certified.
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

Human Capital
As of December 31, 2024, we had approximately 3,500 employees, of which approximately 65% are in North America, 23% in Asia Pacific, and 12% in Europe.
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
In 2024, we continued to enhance our performance management and development processes, placing emphasis on both manager engagement and employee ownership, including a number of training sessions throughout the enterprise on delivering objective, constructive feedback. We regularly conduct employee engagement and satisfaction surveys, including one completed in early 2024. Results from these surveys and engagement activities help senior management drive advances in our workplace and culture as we continuously focus on ways to improve our work environment.
Focus on Safety and Well-being of our Employees. Our core value of safety includes physical safety on our factory floors and the wellness and psychological safety of colleagues. We have worked for many years to develop a world-class safety program and culture, where the intention is that all of our colleagues go home each day as healthy as they arrived. Our commitment to safety has resulted in our being the only public company to have been recognized on three separate occasions by EHS Today as “America’s Safest Company.” Each year, we enhance our safety culture and safety programs. In 2024, our major manufacturing locations took steps to align with ISO 45001: Occupational Health and Safety Management System, with three locations receiving third-party certification. This system provides a framework for identifying and assessing occupational health and safety risks and promotes a culture of continuous improvement in health and safety management. In 2025, we plan to further align with ISO 45001, while also applying an artificial intelligence ("AI") tool to analyze work tasks and identify improvement ideas and solutions. This tool is focused on reducing ergonomic injuries, which is one of our top risks. These activities will drive our continual improvement efforts within safety.
Competitive Pay, Benefits and Equity: We provide comprehensive compensation and benefits programs that are designed to attract and retain colleagues – our most valuable resource. Our compensation programs include a focus on building long-term value and alignment with our stakeholders, including a sizable portion of compensation at appropriate levels designed to foster a culture of ownership and alignment with our shareholders. We have improved our benefit programs each year to meet the changing needs of our employees and their families. In the United States, this includes a company-wide minimum wage of $17 per hour, a 401k plan with an above-market company match, an award-winning health and well-being program, flexible vacation, and time off policies, enhanced employee assistance programs, paid family leave, and comprehensive healthcare benefits, as well as company-paid long-term disability, critical illness, and accident insurance coverage. We continue to focus on the mental well-being of our colleagues through company-wide resource groups that focus on mental health, as well as through our employee assistance programs and a mental health support community group.
Focus on Workforce and Respect. Having a workforce comprised of diverse backgrounds, perspectives, experiences and skills and that shares a commitment to innovative thinking is critical to our long-term growth and success.
We utilize inclusive practices within our talent acquisition processes, always with the goal of hiring the best person for the role, wholistically, and bringing in our next set of leaders. We have implemented tools and structures as a part of our interview and selection process consist with our goal to select talented and creative individuals with varied perspectives and backgrounds. We focus on creating decision-making environments where the best ideas win and high-quality inputs are welcome regardless of hierarchy or level of experience. We prioritize the promotion of an inclusive environment with opportunities for growth and development for all.
The positive impact of our care, compassion, and flexible programs is demonstrated by our employee retention rates. In a market with volatile turnover, our aggregate retention rates are at or above market level, in part due to our culture and due to our progressive approach to employee development and focus on employee well-being.
Focus on our Communities and Employee Assistance Fund. In 2020, we launched the Enpro Foundation to support charitable organizations in the communities where our colleagues live and work. Enpro has contributed $2.25 million to the Enpro Foundation since its formation in 2020 and our Foundation has made $1.1 million in donations, with a special focus on charitable organizations nominated by our colleagues. Through our Foundation, we have created and financially supported an employee assistance fund, administered by a third-party that specializes in this type of fund, where we assist employees that are facing difficult challenges, including family sickness, impact from natural disasters, or other tragedies, in a way that is objective, respectful, and confidential.

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

The markets in which we sell our products and solutions, particularly wafer fab equipment for semiconductor manufacturing, chemical companies, petroleum refineries, heavy-duty trucking, and capital equipment are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales and results of operations. The wafer fab equipment for semiconductor manufacturing market, has historically been characterized by rapid changes in demand due to changes in electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, and the ability of fabricators to manufacture increasingly complex and costly semiconductor devices. A prolonged and severe downward cycle in our markets, particularly in our semiconductor markets, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, in the past, we have experienced downturns in end-market demand due to uncertainty regarding the impact of tariffs or threatened tariffs and related trade tensions. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. These actions, or the threat of these actions in the United States or other jurisdictions material to our operations and end markets, could depress demand for our products or increase the cost to manufacture our products, which may affect the competitiveness of our products relative to manufacturers not affected by such actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The reliance of our Advanced Surface Technologies segment on a small number of significant customers may adversely affect our financial results
A majority of the revenues of our Advanced Surface Technologies segment are derived from manufacturing, cleaning, coating and refurbishing components used in advanced node semiconductor manufacturing equipment. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry, including a customer that accounted for approximately 21% of our 2024 consolidated net sales. These sales were made by our Advanced Surface Technologies segment and the loss of the segment’s relationship with that customer or other key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consolidation among our customers, or a decision by any one or more of our customers to no longer outsource the type of solutions provided by our Advanced Surface Technologies segment, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers.
The loss of key personnel and an inability to attract and retain qualified employees could have a material adverse effect on our operations.
We are dependent on the continued services of our leadership team and other key employees. The loss of these personnel without adequate replacement could have a material adverse effect on our operations. Additionally, we need qualified managers and skilled employees with technical and industry experience in many locations in order to operate our business successfully. From time to time, there may be a shortage of skilled labor, which may make it more difficult and expensive for us to attract and retain qualified employees. If we were unable to attract and retain sufficient numbers of qualified individuals or our costs to do so were to increase significantly, our operations and results of operations could be materially adversely affected.
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
We have seen organic changes related to price increases of raw materials over the past several years. The prices of some of our raw materials may continue to increase due to supply chain limitations or the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws, including tariffs imposed in response to the tariffs announced by the U.S. government in January 2025 with respect to goods sources in China, Mexico, and Canada. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows. In addition, we have limited sources for certain key raw materials and other supplies.
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
Our business may be impacted by information technology disruptions, including information technology attacks. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or corporate funds, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We have experienced cybersecurity attacks and, while we believe that we have adopted appropriate measures and procedures to mitigate potential risks to our systems from information technology-related disruptions, it is possible that a cybersecurity attack could be successful in breaching the measures and procedures designed to protect our systems, including due to the development, through the application of artificial intelligence, of more advanced cybersecurity attacks. In such an event, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, misappropriation of corporate funds, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Debt incurred in the future to refinance existing indebtedness, to fund strategic acquisitions or for other needs may be at interest rates greater than the rates applicable to the Company’s current indebtedness.
Our outstanding senior notes, which bear interest at 5.75% per annum, mature on October 15, 2026 and we may be required to obtain financing in order to fund the refinancing of the senior notes and other outstanding debt, as well as certain strategic acquisitions, if they arise. We are also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our senior credit facilities. The credit environment could impact our ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms, including at interest rates in excess of the rates applicable to the Company’s outstanding indebtedness. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business and results of operations.

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
In addition, under recently implemented governmental requirements, we will incur incremental annual costs in complying with climate-related reporting mandates. Beginning in 2026, the European Union’s Corporate Sustainability Reporting Directive (CSRD) will require that we, and other companies with operations the European Union that exceed requisite financial thresholds report extensive climate-related information for the 2025 financial year. Under laws enacted in California, we, and other companies doing business in California that exceed requisite financial thresholds, will be subject to extensive climate-related reporting on a similar time frame. The reporting requirements of CSRD and the California laws and related regulations, along with other corporate sustainability reporting standards with which we may be required to comply, will result in increased compliance costs and could result in regulatory reporting risks as each standard may have its own required disclosures. Failure to comply with laws and regulations can have serious consequences, including civil, administrative, and criminal penalties as well as a negative impact on the Company’s reputation, business, results of operations and cash flows.
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
Because we sell our products and provide services in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2024, we derived approximately 43% of our net sales from sales of our products and solutions outside of the U.S. Outside the U.S., we operate 8 primary manufacturing and service facilities (approximately 50,000 square feet or larger) located in 7 countries. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:
•unfavorable fluctuations in foreign currency exchange rates, including long-term contracts denominated in foreign currencies;
•adverse changes in foreign tax, legal and regulatory requirements;
•political and economic instability, including any conflict, threat of conflict or other external destabilizing activities that may affect Taiwan;
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
•increases in costs or operating disruptions due to equipment or labor issues;
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
•Tabletop Exercises - periodic internal and vendor-led tabletop exercises to assess the effectiveness, relevance, and completeness of the Incident Response Plan and Business Resilience Plans;
•Assessments - annual cybersecurity assessments, which focus on identifying and remediating vulnerabilities that present the most significant organizational risks;
•Training - security awareness training for all salaried personnel during onboarding and periodically throughout the year that highlights critical organizational risks through quarterly phishing simulation campaigns, “lunch and learns”, monthly communication updates, and relevant cybersecurity learning modules;
•Insurance - cybersecurity insurance policies and periodic reviews of our policies and coverage levels; and

•Monitoring Legal/Regulatory Developments – review of emerging data protection, data privacy, and other relevant cybersecurity laws and regulations to determine appropriate changes to cybersecurity controls and processes.
Please see 1A. Risk Factors in this Form 10-K for more information regarding cybersecurity-related risks that could materially affect our business strategy, results of operations, or financial condition, including under the heading “Our business may be adversely affected by information technology disruptions”.
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
From a management perspective, our Chief Information Security Officer (“CISO”) and Senior Vice President and Chief Information Officer (“CIO”) lead our cybersecurity efforts. Our CISO has extensive experience in cybersecurity, including creating and supporting cybersecurity programs for larger publicly-traded companies, obtaining cybersecurity certifications, participating in relevant cybersecurity leadership communities, and public speaking engagements on cybersecurity topics. He leads a cross functional cybersecurity team, which includes members of our legal department and internal audit function. As part of his job function, our CISO is charged to remain informed of the latest developments in cybersecurity, including the evolving threat landscape, as well as risk management improvement methods. This continual focus and understanding of the threat landscape, as well as risk treatment practices, is required to ensure that the CISO can effectively manage the Company’s efforts to prevent, detect, mitigate, and remediate cybersecurity incidents.
Our CISO implements a program and supporting processes to proactively assess systems for vulnerabilities, while taking a risk-based approach to prioritize remediation steps. Should a cybersecurity incident occur, the CISO would reference an incident response plan and supporting playbooks to support the incident response process. We regularly test our incident response process by leveraging a combination of internal resources and trusted third-party consultants to test our response readiness and the completeness of our incident response plan through the use of tabletop exercises.
Our CISO and CIO regularly advise the Audit Committee on cybersecurity risks and the company’s cybersecurity program, including quarterly updates and comprehensive briefings to the Audit Committee annually. During these briefings, our cybersecurity leaders advise the Audit Committee regarding (i) the current threat landscape and related risks; (ii) the Company’s security posture and compliance efforts; and (iii) current cybersecurity strategy and recommended next steps to address cybersecurity threats on a risk-adjusted basis.
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
We are headquartered in Charlotte, North Carolina and have 15 primary manufacturing and service facilities located in 8 countries, including the U.S. The following table outlines the location, business segment and size of our primary facilities, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Size (Square Feet)
U.S.
Palmyra, New York	Sealing Technologies	Owned	690,000
Longview, Texas	Sealing Technologies	Owned	219,000
Morgan Hill, California	Advanced Surface Technologies	Leased	156,000
Boise, Idaho	Advanced Surface Technologies	Owned	94,000
Tempe, Arizona	Advanced Surface Technologies	Owned	75,000
Houston, Texas	Sealing Technologies	Leased	66,000
Deland, Florida	Sealing Technologies	Owned	50,000
Foreign
Mexico City, Mexico	Sealing Technologies	Owned	128,000
Saint Etienne, France	Sealing Technologies	Owned	108,000
Taoyuan City, Taiwan	Advanced Surface Technologies	Leased	104,000
Neuss, Germany	Sealing Technologies	Leased	97,000
Sherbrooke, Canada	Sealing Technologies	Owned	86,000
Montbrison, France	Sealing Technologies	Owned	79,000
Singapore, Singapore	Advanced Surface Technologies	Leased	70,000
Suzhou, China	Sealing Technologies	Leased	55,000
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Eric A. Vaillancourt	61	President, Chief Executive Officer and Director
Joseph F. Bruderek	46	Executive Vice President and Chief Financial Officer
Robert S. McLean	60	Executive Vice President, Chief Administrative Officer and General Counsel
Steven R. Bower	66	Senior Vice President, Controller and Chief Accounting Officer
Larisa R. Joiner	51	Senior Vice President, Chief Information Officer
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
Joseph F. Bruderek is currently Executive Vice President and Chief Financial Officer and has held these positions since January, 2024 and April, 2024, respectively. Mr. Bruderek previously served from April 2022 to June 2023 as Vice President, Commodities and Corporate Strategy of Momentive Performance Materials, Inc., a global provider of silicones and specialty materials that formerly was a division of General Electric Company. During Mr. Bruderek’s career at Momentive Performance Materials, he also served as Vice President, Corporate Development from June 2018 until April 2022, as Vice President and General Manager, Sealants from March 2014 to June 2018, as Director of Finance, Formulated Products Division from July 2012 to March 2014, as Chief Financial Officer, Americas from March 2009 to June 2012 and as Operations Finance Leader, Americas from January 2009 to March 2009. Mr. Bruderek joined Momentive Performance Materials in connection with General Electric’s sale of the division to Momentive Performance Materials in December 2006, after having served in various positions of increasing responsibility at General Electric from 2000.
Robert S. McLean is currently Executive Vice President, a position he has held since July 2017, as well as Chief Administrative Officer, a position he has held since January 2016, and General Counsel, a position he has held since May 2012. Mr. McLean served as Vice President, Legal and Assistant Secretary from April 2010 to May 2012. Prior to joining Enpro, Mr. McLean was a partner at the Charlotte, North Carolina law firm of Robinson Bradshaw & Hinson P.A., which he joined in 1995, and where he chaired the firm’s corporate practice group. Prior to joining Robinson Bradshaw & Hinson, Mr. McLean worked with the Atlanta office of the King & Spalding law firm and the Charlotte office of the Smith, Helms, Mullis & Moore law firm (now part of McGuireWoods, LLP), after which he was the Assistant General Counsel and Secretary of the former Carolina Freight Corporation (now part of Arkansas Best Corporation).
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
Larisa R. Joiner is currently Senior Vice President and Chief Information Officer and has held these positions since January, 2025 and March, 2017, respectively. Ms. Joiner joined Enpro in 2013 and has held various positions in Information Technology, including Director, Global Project Management Office from 2014 to 2017. Prior to Enpro, Ms. Joiner led an application development team at BlueLinx Corporation, a distributor of building products. Earlier in her career, Ms. Joiner held multiple system analyst and project management roles at Georgia Pacific, LLC, a consumer products company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
As of December 31, 2024, there were 1,885 holders of record of our common stock.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2024.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2024	—		—		—	$50,000,000	(1)
November 1 – November 30, 2024	—		—		—	$50,000,000	(1)
December 1 – December 31, 2024	346	(2)	$173.00	(2)	—	$50,000,000	(1)
Total	346	(2)	$173.00	(2)	—	$50,000,000	(1)

(1)In October of 2024, our board of directors authorized the expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026. We have not made any repurchases under this authorization.
(2)In December 2024, a total of 346 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 56 shares were valued at a price of $175.86 per share, the closing trading price of our common stock on December 18, 2024, and 290 of these shares were valued at a price of $172.45 per share, the closing trading price of our common stock on December 31, 2024. Accordingly, the total 346 shares were valued at a weighted average price of $173.00. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the annual change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and the S&P 600 Capital Goods Index.
Returns have been calculated assuming the investment of $100 in each of the securities or indices on December 31, 2019, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2019, and continuing through December 31, 2024. Past performance is not necessarily indicative of possible future returns.

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

Overview
Overview. Enpro is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, industrial process, commercial vehicle, sustainable power generation, aerospace, food and pharmaceuticals, photonics, and life sciences. We have 15 primary manufacturing and service facilities located in 8 countries, including the United States. Enpro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that safeguard a variety of critical environments.
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
Acquisitions
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $209.4 million, net of cash acquired. In connection with the acquisition of AMI, there were $3.9 million of acquisition-related costs incurred during the year ended December 31, 2024 and included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
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
Acquisitions of redeemable non-controlling interests
In connection with our acquisition of Alluxa in October 2020, three Alluxa executives (the "Alluxa Executives") received rollover equity interests in the form of approximately 7% of the total equity interest of an entity we formed for the purpose of acquiring Alluxa (the "Alluxa Acquisition Subsidiary"). Pursuant to the limited liability operating agreement (the "Alluxa LLC Agreement") that was entered into with the completion of the transaction, each Alluxa Executive had the right to sell to us, and we had the right to purchase from each Alluxa Executive (collectively, the "Put and Call Rights"), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. In January 2024, we agreed with the Alluxa Executives to change the terms of the Put and Call Rights so that all outstanding equity interests could be acquired in 2024. In February of 2024, we acquired all outstanding equity interests in the Alluxa

Acquisition Subsidiary for $17.9 million, which was the minimum fixed price set in the Alluxa LLC Agreement. As this transaction was for the acquisition of all remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholder's equity and as a financing cash flow in the Consolidated Statement of Cash Flows. Enpro is now the sole owner of Alluxa.
In September 2019, Lunar Investment LLC ("Lunar"), a subsidiary of Enpro, acquired all of the equity securities of LeanTeq Co, LTD. and its affiliate LeanTeq LLC (collectively referred to as "LeanTeq"). As part of the transaction, two of the equity owners of LeanTeq, who were executives of the acquired entity (the "LeanTeq Executives"), acquired approximately a 10% ownership share of Lunar in the form of rollover equity. LeanTeq is included as part of our Advanced Surface Technologies segment. During the fourth quarter of 2022, Enpro acquired all the equity securities of Lunar owned by the LeanTeq Executives for an anticipated $42.8 million and became the sole owner of LeanTeq. As a result of this purchase transaction, $35.0 million of our Redeemable Non-Controlling Interests was reclassified as a liability. We paid $41.9 million in December 2022, which was the minimum purchase price for these equity securities, of which $7.8 million eliminated our outstanding deferred compensation liability and $34.1 million reduced the liability attributable to the redeemable non-controlling interest acquisition. As a result of the financial performance of LeanTeq through November 2023, we made a final $0.6 million payment to the LeanTeq Executives in 2024.

Discontinued Operations
During the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. ("GPT"). These businesses comprised our remaining Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be a discontinued operation.
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
Please refer to Item 1, "Business-Background" for information with respect to our sales by geographic region in 2024, 2023 and 2022.

Highlights
Financial highlights for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
	(in millions, except per share data)
Net sales	$1,048.7	$1,059.3	$1,099.2
Income from continuing operations attributable to Enpro Inc.	$72.9	$10.8	$6.7
Net income attributable to Enpro Inc.	$72.9	$22.2	$205.1
Diluted earnings per share from continuing operations attributable to Enpro Inc.	$3.45	$0.51	$0.32
Adjusted income from continuing operations attributable to Enpro Inc.[1]	$146.9	$137.0	$141.8
Adjusted diluted earnings per share attributable to Enpro Inc. continuing operations [1]	$6.96	$6.54	$6.79
Adjusted Segment EBITDA [2]	$300.8	$287.8	$304.0
Adjusted EBITDA [1]	$254.8	$238.0	$257.4
1 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in "— Reconciliation of Non-GAAP Financial Measure to the Comparable GAAP Measure" at the end of this section.
2 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in " — Results of Operations".

Results of Operations

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Sales
Sealing Technologies	$687.2	$658.4	$624.3
Advanced Surface Technologies	362.2	401.2	476.1
	1,049.4	1,059.6	1,100.4
Intersegment sales	(0.7)	(0.3)	(1.2)
Total sales	$1,048.7	$1,059.3	$1,099.2

Income from continuing operations attributable to Enpro Inc.	$72.9	$10.8	$6.7

Adjusted Segment EBITDA
Sealing Technologies	$224.1	$192.3	$157.8
Advanced Surface Technologies	76.7	95.5	146.2
Total Adjusted Segment EBITDA	$300.8	$287.8	$304.0

Reconciliations of Income from continuing operations attributable to Enpro Inc. to Adjusted Segment EBITDA
Income from continuing operations attributable to Enpro Inc.	$72.9	$10.8	$6.7
Plus: net loss attributable to redeemable non-controlling interests	—	(3.9)	(2.8)
Income from continuing operations	72.9	6.9	3.9
Income tax expense	(21.5)	(30.8)	(24.4)
Income from continuing operations before income taxes	94.4	37.7	28.3
Acquisition and divestiture expenses	4.3	1.1	0.5
Non-controlling interest compensation allocation	—	(0.3)	(0.6)
Amortization of the fair value adjustment to acquisition date inventory	1.7	—	13.3
Restructuring and impairment costs	5.8	4.0	1.9
Depreciation and amortization expense	100.3	94.3	102.8
Corporate expenses	46.4	51.1	48.7
Interest expense, net	34.5	30.1	33.9
Goodwill impairment	—	60.8	65.2
Other expense, net	13.4	9.0	10.0
Adjusted Segment EBITDA	$300.8	$287.8	$304.0

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
In the first quarter of 2024, we refined our definition of Adjusted Segment EBITDA and corporate expenses to include certain other income or expenses previously reported in other expense, net. These items were primarily comprised of bank fees and certain foreign exchange transaction gains and losses. As a result of this change, for the year ended December 31, 2023, we recast our results to increase corporate expenses by $1.6 million. For the year ended December 31, 2022, we decreased Sealing

Technologies Adjusted Segment EBITDA by $1.3 million and increased Advanced Surface Technologies Adjusted Segment EBITDA by $4.7 million in addition to increasing corporate expenses by $1.7 million.
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
Other expense, net in the table above represents other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.
2024 Compared to 2023

Sales of $1,048.7 million in 2024 decreased 1.0% from $1,059.3 million in 2023. The following table summarizes the impact of acquisitions and foreign currency on sales by segment:

Sales	Percent Change 2024 vs. 2023
increase/(decrease)	Acquisition	Foreign Currency	Organic	Total
Enpro Inc.	3.0%	(0.1)%	(3.9)%	(1.0)%
Sealing Technologies	4.9%	(0.2)%	(0.3)%	4.4%
Advanced Surface Technologies	—%	—%	(9.7)%	(9.7)%
Following is a discussion of operating results for each segment during 2024 compared to 2023:

Sealing Technologies. Sales of $687.2 million in 2024 reflect a 4.4% increase compared to $658.4 million in 2023. Excluding the unfavorable foreign exchange translation ($1.5 million) and the sales from a recent acquisition ($32.1 million), sales were down 0.3% or $1.8 million. Organic sales were relatively flat as strong demand in aerospace and nuclear markets, strategic pricing actions, and recovery in food and pharmaceuticals and European general industrial markets were offset by a sharp decline in commercial vehicle OEM and Asian industrial markets.

Segment AEBITDA of $224.1 million in 2024 increased 16.5% from $192.3 million in 2023. Segment AEBITDA margin increased from 29.2% in 2023 to 32.6% in 2024. Excluding the unfavorable foreign exchange translation ($0.7 million) and the contribution from a business recently acquired of ($16.9 million), Adjusted Segment EBITDA increased 8.1%, or $15.6 million. The increase in Segment AEBITDA was driven primarily by pricing gains ($20.0 million), favorable sales mix ($5.7 million), decreased labor and overhead costs ($3.9 million), and lower selling, general, and administrative costs ($1.5 million), partially offset by decreased sales volume ($15.5 million).
Advanced Surface Technologies. Sales of $362.2 million in 2024 reflect a 9.7% decrease compared to $401.2 million in 2023 driven primarily by continued weakness in semiconductor capital equipment spending, partially offset by solutions serving leading-edge applications.
Segment AEBITDA of $76.7 million in 2024 decreased 19.6% from $95.5 million in 2023. Segment AEBITDA margin decreased from 23.8% in 2023 to 21.2% in 2024. The $18.7 million decrease in Adjusted Segment EBITDA was driven primarily by lower volumes ($25.5 million), higher labor costs ($1.3 million), increased selling, general, and administrative costs ($2.3 million) and a higher level of start-up expenses for LeanTeq's new production site in Arizona, partially offset by favorable sales mix ($14.7 million).
Corporate expenses for 2024 decreased $4.7 million as compared to 2023. The decrease was driven primarily by a decrease in share-price-based long-term incentive compensation expenses ($4.9 million).
Interest expense, net in 2024 increased by $4.4 million as compared to 2023 primarily due to lower interest income on cash balances following the acquisition of AMI, partially offset by lower average outstanding debt.
Other expense, net in 2024 increased by $4.4 million as compared to 2023, primarily due to the increase in the valuation reserve on a long-term promissory note received in partial consideration for the sale of a non-strategic business in 2020 ($4.5 million) and increased environmental related costs ($2.8 million) partially offset by lower non-service pension related costs ($1.4 million), income realized from the settlement of a legacy claim ($0.6 million), decreased foreign exchange losses related to an intercompany note denominated in Euros ($0.4 million) and decreased costs related to divested businesses ($0.3 million).

Income tax expense from continuing operations was $21.5 million in 2024 and $30.8 million in 2023. The effective tax rates for 2024 and 2023 were 22.8% and 81.6% respectively. The effective tax rate for 2024 is higher than the U.S. federal tax rate primarily driven by higher tax rates in most foreign jurisdictions, partially offset by the favorable impact of tax credits. The effect of these items resulted in a net $3.2 million increase in income tax expense from the federal statutory rate. In 2024, we had a decrease in tax expense relative to 2023, primarily driven by 2023 goodwill impairment, which is not deductible for tax purposes.
Income from continuing operations attributable to Enpro Inc. was $72.9 million, or $3.48 per share, in 2024 compared to income from continuing operations attributable to Enpro Inc. of $10.8 million, or $0.52 per share, in 2023.
2023 Compared to 2022
For a comparison of our results of operations for the years ended December 31, 2023 to December 31, 2022, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024.
Restructuring and Other Costs
We incurred $6.2 million, $5.0 million and $3.0 million of restructuring and impairment costs during the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, in 2023 and 2022, we incurred goodwill impairment charges of $60.8 million and $65.2 million, respectively, related to the Alluxa reporting unit.
Of the restructuring and impairment costs incurred in 2024, 2023 and 2022, we incurred $2.8 million, $4.3 million and $1.8 million, respectively, of restructuring costs related to the reorganization of sites and functions, primarily in the United States and $3.4 million, $0.7 million, and $1.2 million, respectively, of non-cash impairment charges of long-lived assets. Workforce reductions associated with our restructuring activities in 2024, 2023, and 2022 totaled 77, 72, and 25 administrative and manufacturing positions, respectively.
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
As of December 31, 2024, we held $49.3 million of cash and cash equivalents in the United States and $187.0 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate such funds without significant adverse tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $187.1 million at December 31, 2023 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $239.4 million as of December 31, 2024. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2024, we repatriated $61.3 million of earnings from our foreign subsidiaries, resulting in only $0.3 million of withholding taxes. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.
Cash Flows
Operating activities of continuing operations provided cash in the amount of $162.9 million, $208.4 million and $106.1 million in 2024, 2023 and 2022, respectively. The decrease in operating cash flows in 2024 versus 2023 was primarily attributable the decline in revenue, timing of working capital, and payments related to short-term operating liabilities, as well as $18.9 million of additional tax payments made in 2024. The increase in operating cash flows in 2023 versus 2022 was primarily attributable to less income tax payments, net of refunds ($63.6 million) and improvements in net working capital. Higher tax payments in 2022 were the result of high proceeds from our divestiture of discontinued operations.
Investing activities of continuing operations used $241.5 million and $7.4 million in 2024 and 2023, respectively, and provided $302.7 million of cash in 2022. Investing activities in 2024 used cash primarily for the acquisition of AMI ($209.4 million) and investments in property, plant, and equipment ($29.1 million). Investing activities in 2023 used cash primarily for investments in property, plant, and equipment ($33.9 million), partially offset by proceeds of the sale of businesses, principally the sale of GPT ($25.9 million). Investing activities in 2022 provided cash from the sale of businesses ($301.9 million), primarily the sale of GGB, and the settlement of derivative contracts ($27.4 million). This was partially offset by investments in property, plant and equipment ($29.4 million).
Financing activities of continuing operations used $50.5 million in cash in 2024, primarily attributable to the acquisition of non-controlling interests, primarily for the acquisition of the Alluxa non-controlling interests ($18.3 million), net repayments of debt ($8.1 million) and dividend payments ($25.3 million). Financing activities of continuing operations used $170.9 million in 2023 primarily attributable to payments on our Term Loan Facilities, including the complete repayment of our Term Loan A-1 Facility, as defined and discussed below ($144.9 million), and by dividend payments ($24.3 million). Financing activities used $402.1 million in 2022, primarily attributable to a net payment our Revolving Credit Facility, as defined below, and Term Loan Facilities ($337.0 million), the acquisition of the equity interests in LeanTeq held by the LeanTeq Executives ($34.1 million) and dividend payments ($23.4 million)
Capital Resources
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
The Term Loan A-1 Facility amortized on a quarterly basis in an annual amount equal to 2.50% of the original principal amount of the Term Loan A-1 Facility ($150.0 million) in year one after the closing, 5.00% of such original principal amount in year two and 1.25% of such original principal amount in each of the first three quarters of year three, with the remaining outstanding principal amount payable at maturity. The Term Loan A-2 Facility amortizes on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity. The 364-Day Facility did not amortize and was repaid in full in the quarter ended September 30, 2022. The Facilities are subject to prepayment with the net cash proceeds of certain asset sales not reinvested in acquisitions within a specified period, casualty or condemnation events, and non-permitted debt issuances. On July 21, 2023, we entered into a waiver agreement under Amended Credit Agreement that waived the requirement to prepay the Facilities with remaining excess net cash proceeds related to the sale of GGB and GPT that had not been reinvested in operating assets within 365 days from the date of the sale. In conjunction with this waiver, on July 26, 2023, we voluntarily prepaid all outstanding borrowings and accrued and unpaid interest under the Term Loan A-1 Facility (a remaining principal balance of $133.1 million and accrued interest of $0.6 million). After taking into account the repayment of borrowings under the Term Loan A-1 Facility noted above, forecasted capital expenditures, and other applicable expenditures, we met all reinvestment requirements under the indenture related to the excess net cash proceeds from the sales of GGB and GPT. There is no prepayment penalty for a full or partial repayment of the Facilities at any time.
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
We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2024. The borrowing availability under our Revolving Credit Facility at December 31, 2024 was $390 million after giving consideration to $10.0 million of outstanding letters of credit. The principal balance of our outstanding Term Loan A-2 Facility at December 31, 2024 was $291.4 million.
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

Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2024 is as follows:

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$642.3	$16.0	$626.0	$0.3	$—
Interest on debt	72.9	37.2	35.7	—	—
Operating leases	61.8	12.0	21.3	14.4	14.1
Environmental liabilities	40.7	11.3	14.2	9.9	5.3
Total	$817.7	$76.5	$697.2	$24.6	$19.4
The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and term loans under our Amended Credit Agreement. In our Consolidated Balance Sheet, these amounts are shown net of a debt discount of $2.2 million. Additional discussion regarding the Senior Notes and Amended Credit Agreement is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 11, "Debt," to the consolidated financial statements. The interest on debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
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
Share Repurchase Program
Enpro’s board of directors approved a new share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that expired in October 2024. No shares were purchased under the prior repurchase program. Under the replacement authorization, which, other than the expiration date, is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws. The new share repurchase authorization expires in October 2026.
Dividends
On January 13, 2015, our board of directors adopted a policy under which it intends to declare regular quarterly cash dividends on Enpro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. In 2022, our board declared a dividend of $0.28 per share in each quarter, in 2023, our board declared a dividend of $0.29 per share in each quarter, and in 2024 our board declared a dividend of $0.30 per share in each quarter. On February 13, 2025 we announced that our board of directors had increased the quarterly dividend to $0.31 per share, commencing with the dividend to be paid on March 19, 2025 to all shareholders of record as of March 5, 2025. Each of the Credit Agreement and the indenture governing the Senior Notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $50.0 million per year under the Credit Agreement and $60.0 million per year under the indenture governing the Senior Notes. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the Senior Notes to permit the payment of dividends in excess of the respective basket amount.
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

To estimate the fair value of the four of our five reporting units with goodwill balances remaining, we use both a discounted cash flow and a market valuation approach. The discounted cash flow approach uses cash flow projections and a discount rate to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, and the discount and tax rates. For the market approach, we select a group of peer companies that we believe are best representative of each reporting unit. We used a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach is a better indicator of a reporting unit's value since it reflects the specific cash flows anticipated to be generated in the future by the business.

At the time of our annual test as of November 1, 2022, our updated forecast and projections based upon our annual projection and analysis indicated that the carrying value of the Alluxa reporting unit exceeded fair value by $65.2 million which has been recognized as an impairment charge in the fourth quarter of 2022. This was primarily driven by the increase in discount rate from 12.0% as of November 1, 2021 to 14.6% as of November 1, 2022. In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Alluxa reporting unit to be a triggering event for an interim goodwill impairment test. We determined the carrying value of our Alluxa reporting unit to exceed its fair value and, as a result, we impaired the remaining $60.8 million of goodwill related to Alluxa. Our Consolidated Balance Sheet at December 31, 2024 and 2023 reflects no goodwill related to Alluxa.
The fair value of our semiconductor reporting unit, included in the Advanced Surface Technologies segment, exceeded carrying value by approximately 17% as of November 1, 2024. The carrying value of the Semiconductor reporting unit as of December 31, 2024 includes $532.2 million of goodwill. We considered the sensitivity of the valuation of our Semiconductor reporting unit to adverse changes in our projected cash flows under two separate alternative scenarios. First, with a 5% reduction in forecasted sales used in our valuation model, we estimate the fair value of the Semiconductor reporting unit would exceed its carrying value by less than 4%. Second, with a 1% increase in the discount rate as of November 1, 2024 we estimate our fair value of the Semiconductor reporting unit would exceed its carrying value by less than 2%. All annual and interim impairment tests of goodwill for the Semiconductor reporting unit performed during the 3-years ended December 31, 2024 indicated there was no impairment of goodwill for the Semiconductor reporting unit.

The fair value of the three reporting units of our Sealing Technologies segment all exceeded their respective carrying values by more than 75% as of November 1, 2024. Our annual impairment test of the goodwill for the three reporting units of our Sealing Technologies segment as of November 1, 2023 and 2022 indicated no impairment.

Annual assessments are conducted in the context of information that was reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; material and labor cost and availability; operational efficiency including the impact of projected capital asset additions, and the discount rates and tax rates. We will perform our next annual goodwill impairment tests as of November 1, 2025; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.

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

Intangible assets with indefinite lives, which consist primarily of trade names and future products that were in development at the time of the acquisition of AMI in January 2024, are subject to at least annual impairment testing. The impairment testing for the indefinite lived trade names compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Key assumptions used in the relief from royalty method are projected revenues and royalty, discount, tax, and terminal growth rates. Impairment testing for these assets were conducted as of November 1 in 2024, 2023 and 2022 and indicated no impairment. Impairment testing related to the future products that were in development at the time of the acquisition of AMI compares the fair value of the intangible asset with its carrying value using a multi-period excess earnings method. Key assumptions used in the excess earnings method are projected revenues and profit margins, obsolescence factors, and tax, discount, and long-term growth rates. This testing was conducted as of November 1, 2024, the first testing period after the asset was acquired, and indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset. For additional information regarding the acquisition of AMI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview as well as Note 2 to the Consolidated Financial Statements.

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

Business Combinations

Over the past several years, we have executed several strategic acquisitions, most of which are material. We utilize the acquisition method of accounting for business combinations. The estimated fair value of assets acquired and liabilities assumed in a business combination are included in our Consolidated Balance Sheet beginning on the acquisition date. We may evaluate these values and adjust our estimates up to one-year from the date the business was acquired.

We estimate the fair-value of the assets acquired and liabilities assumed in a business combination using various valuation methods that are appropriate for the specific business combination or the specific asset or liability being valued. Various techniques are used to determine the fair-value of intangible assets, which require judgement and often comprise a significant portion of total assets acquired in a business combination. We use the income approach to determine the fair-value of our intangible assets, primarily using the relief-from-royalty or multi-period excess earnings methods. Under these valuation approaches, we use key assumptions in valuing the assets, including projected revenues and profit margins, royalty rates, obsolescence factors, customer attrition rates, contributory asset charges, tax rates, discount rates and long-term growth rates. Any excess total consideration transferred in a business combination greater than the fair value of identifiable assets acquired net of liabilities assumed is recorded as goodwill.
For additional information regarding our acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview as well as Note 2 to the Consolidated Financial Statements.
Environmental
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various remediation activities or an investigation to determine responsibility for environmental conditions at 21 sites.
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
While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation to adopt Pillar Two. The adoption of Pillar Two has had no impact on our income tax expense for the year ended December 31, 2024 and we expect there to be a minimal impact in subsequent years.
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
Supplemental Guarantor Financial Information
On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our existing and future wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at December 31, 2024 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States, (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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

The summarized results of operations information for the year ended December 31, 2024 was as follows:

(In Millions)	Parent and Guarantor Subsidiaries
Net sales	$738.2
Gross profit	$270.5
Net loss	$(8.9)

The summarized balance sheet information at December 31, 2024 was as follows:

(In Millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$249.4
Non-current assets	1,568.8
Total assets	$1,818.2
LIABILITIES AND EQUITY
Current liabilities	$145.4
Non-current liabilities	915.2
Total liabilities	1,060.6
Shareholders’ equity	757.6
Total liabilities and equity	$1,818.2
The table above reflects $14.1 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $8.1 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within current assets and liabilities held and used.
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

Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures

We believe that it would be helpful to the readers of the financial statements to understand the impact of certain selected items on our reported income from continuing operations attributable to Enpro Inc. and diluted earnings per share attributable to Enpro Inc. continuing operations, including items that may recur from time to time. Accordingly, we have included a discussion of adjusted income from continuing operations attributable to Enpro Inc., including on a per share basis, adjusted EBITDA and total adjusted segment EBITDA in this report, each of which is a non-GAAP financial measure. The items adjusted for in these non-GAAP financial measures are those that are excluded by management in budgeting or projecting for performance in future periods, as they typically relate to events specific to the period in which they occur. Accordingly, these are some of the factors the company uses in internal evaluations of the overall performance of its businesses. In addition, management believes these non-GAAP financial measures are commonly used financial measures for investors to evaluate the company’s operating performance and, when read in conjunction with the company’s consolidated financial statements, present a useful tool to evaluate the company’s ongoing operations and performance from period to period. Management acknowledges that there are many items that impact a company’s reported results and the adjustments reflected in these non-GAAP financial measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures are not necessarily comparable to similarly titled measures used by other companies.
A reconciliation of (i) income from continuing operations attributable to Enpro Inc. to adjusted income from continuing operations attributable to Enpro Inc., including on a per share basis, and (ii) income from continuing operations attributable to Enpro Inc. to adjusted EBITDA for the years ended December 31, 2024, 2023 and 2022 as set forth below.

Reconciliation of Adjusted Income from Continuing Operations Attributable to Enpro Inc.

	Years Ended December 31,
	2024				2023
(In Millions Except Per Share Amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc.	$72.9	21.1	$3.45		$10.8	21.0	$0.51
Net loss attributable to redeemable non-controlling interests	—				(3.9)
Income tax expense	21.5				30.8
Income from continuing operations before income taxes	94.4				37.7

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	4.3				1.1
Non-controlling interest compensation allocation	—				(0.3)
Amortization of acquisition-related intangible assets	75.9				68.4
Adjustments from other operating expense and cost of sales:
Amortization of the fair value adjustment to acquisition inventory	1.7				—
Restructuring and impairment costs	6.2				5.0
Adjustments from other non-operating expense
Asbestos receivable adjustment	(0.6)				—
Environmental reserve adjustments	5.7				2.9
Costs associated with previously disposed businesses	1.4				1.7
Pension expense (non-service cost)	0.1				1.5
Goodwill impairment	—				56.5
Foreign exchange losses related to the divestiture of a discontinued operation[2]	1.8				2.2
Long-term promissory note reserve[3]	4.5				—
Other adjustments
Other	0.5				0.8

Adjusted income from continuing operations before income taxes	195.9				177.5
Adjusted tax expense	(49.0)				(44.4)
Income from redeemable non-controlling interest, net of taxes	—				3.9
Adjusted income from continuing operations attributable to Enpro Inc.	$146.9	21.1	$6.96	4	$137.0	21.0	$6.54	4

	Year Ended December 31,
	2022
(In Millions Except Per Share Amounts)	$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc.	$6.7	20.9	$0.32
Net income attributable to redeemable non-controlling interests	(2.8)
Income tax expense	24.4
Income from continuing operations before income taxes	28.3

Adjustments from selling, general, and administrative:
Acquisition and divestiture expenses	1.2
Non-controlling interest compensation allocation	(0.7)
Amortization of acquisition-related intangible assets	74.8
Adjustments from other operating expense and cost of sales:
Amortization of the fair value adjustment to acquisition inventory	13.1
Restructuring and impairment costs	2.9
Adjustments from other non-operating expense
Asbestos receivable adjustment	2.8
Environmental reserve adjustments	5.1
Costs associated with previously disposed businesses	0.3
Net loss on sale of businesses	0.6
Pension income (non-service cost)	(3.6)
Tax indemnification asset [1]	0.9
Goodwill impairment	60.6
Foreign exchange losses related to the divestiture of a discontinued operation[2]	3.8
Other adjustments
Other	0.2

Adjusted income from continuing operations before income taxes	190.3
Adjusted tax expense	(51.3)
Income from redeemable non-controlling interest, net of taxes	2.8
Adjusted income from continuing operations attributable to Enpro Inc.	$141.8	20.9	6.79	4

Adjustments in the tables above only reflect amounts attributable to Enpro Inc.
1In connection with the acquisition of Aseptic in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2022 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for the year ended December 31, 2022 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.
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

3We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected future credit losses. We will continue to monitor the note regularly and make adjustments to the reserve as needed based on known facts and circumstances.
4Adjusted diluted earnings per share.
The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0% for 2024 and 2023, and 27.0% for 2022. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.
Reconciliation of Income from Continuing Operations Attributable to Enpro Inc. to Adjusted EBITDA

	Years Ended December 31,
(In Millions)	2024	2023	2022
Income from continuing operations attributable to Enpro Inc.	$72.9	$10.8	$6.7
Net loss attributable to redeemable non-controlling interests	—	(3.9)	(2.8)
Income from continuing operations	72.9	6.9	3.9

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (" Adjusted EBITDA"):
Interest expense, net	34.5	30.1	33.9
Income tax expense	21.5	30.8	24.4
Depreciation and amortization expense	100.3	94.5	103.1
Restructuring and impairment expense	6.2	5.0	2.9
Environmental reserve adjustments	5.7	2.9	5.1
Costs associated with previously disposed businesses	1.4	1.7	0.3
Net loss on sale of businesses	—	—	0.6
Acquisition and divestiture expense	4.3	1.1	1.2
Pension expense (income) (non-service cost)	0.1	1.5	(3.6)
Non-controlling interest compensation allocations	—	(0.3)	(0.6)
Asbestos receivable adjustment	(0.6)	—	2.8
Amortization of the fair value adjustment to acquisition date inventory	1.7	—	13.3
Tax indemnification asset [1]	—	—	0.9
Goodwill impairment	—	60.8	65.2
Foreign exchange losses related to the divestiture of a discontinued operation[2]	1.8	2.2	3.8
Long-term promissory note reserve[3]	4.5	—	—
Other	0.5	0.8	0.2
Adjusted EBITDA	$254.8	$238.0	$257.4
1In connection with the acquisition of Aseptic in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2022 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for the year ended December 31, 2022 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.
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

3We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected future credit losses. We will continue to monitor the note regularly and make adjustments to the reserve as needed based on known facts and circumstances.
Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the indenture governing the Senior Notes.
Reconciliation of Income from Continuing Operations Attributable to Enpro Inc. to Total Adjusted Segment EBITDA
The reconciliation of income from continuing operations attributable to Enpro Inc. to total adjusted segment EBITDA for the years ended December 31, 2024, 2023, and 2022 is included in “—Results of Operations."

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
Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about the maturities of our fixed rate debt obligations as of December 31, 2024. The table represents principal cash flows (in millions) and related weighted average interest rates by the contractual maturity dates.

	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$0.3	$350.2	$0.2	$0.2	$—	$350.9	$350.3
Average interest rate	4.2%	5.8%	4.6%	4.5%	N/A	5.8%
The table above excludes unamortized debt discount of $1.4 million at December 31, 2024.
Additionally, we had $291.4 million outstanding on the Amended Credit Agreement as of December 31, 2024, which has a variable interest rate that adjusts at least quarterly. A change in interest rates on variable-rate debt affects the interest expense incurred and cash flows, but does not affect the net balance sheet liability of the financial instrument.
Foreign Currency Risk
We are exposed to foreign currency risks arising from normal business operations. These risks include the translation of local currency balances of our foreign subsidiaries, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. Our objective is to control our exposure to these risks and limit the volatility in our reported earnings due to foreign currency fluctuations through our normal operating activities and, where appropriate, through foreign currency forward contracts and option contracts. In December 2022, we entered into a forward contract to hedge a 95 million Euro exposure of an intercompany note agreement related to the proceeds from the GGB sale allocated to foreign subsidiaries. We expect this position to be resolved in 2025. The notional amount of foreign exchange contracts hedging foreign currency transactions was $103.7 million and $110.5 million as of December 31, 2024 and 2023, respectively. All foreign exchange contracts outstanding at December 31, 2024 expired in January 2025.
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
Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on our assessment, we have concluded, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

This assessment did not include the acquisition of AMI because it was acquired in a purchase business combination in 2024. AMI’s assets and total revenues of AMI, a wholly-owned subsidiary, represented approximately 0.3% and 3.1% of our total assets and revenue, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; – Section 16(a) reports” in our definitive proxy statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
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
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company also follows procedures for the repurchase of its securities. The Company believes that its insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19 to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” (other than the information appearing under the heading "Payment versus performance") in our definitive proxy statement for the 2025 annual meeting of shareholders, including information with respect to erroneously awarded compensation required to be recovered, if any, under our Dodd-Frank Clawback Policy, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock” in our definitive proxy statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2024, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	410,802(1)	$114.11(2)	728,600
Equity compensation plans not approved by security holders	—	—	—
Total	410,802(1)	$114.11(2)	728,600

(1)Includes shares issuable under restricted share unit awards and under performance share awards granted under our shareholder-approved equity compensation plans. This amount includes shares payable at the maximum level for performance share awards for the 2023 – 2025 and 2024 – 2026 performance cycles. Performance share awards for 2022 – 2024 are settled in cash and 2023 – 2025 and 2024 – 2026 performance cycles are settled in shares.

(2)The weighted average exercise price does not take into account awards of phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices — Director compensation,” "Compensation discussion and analysis — 2024 executive compensation decisions in detail —Long-term compensation and “Executive compensation — Grants of plan based awards — Restricted stock unit awards” in our definitive proxy statement for the 2025 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption, “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2025 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2025 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:

1.Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022 appears on page 96.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 45 to 48.

ITEM 16.	FORM 10-K SUMMARY
None

EXHIBIT INDEX

2.1
Securities Purchase Agreement dated as of July 19, 2019 between the Company, the Sellers listed therein, Shareholder Representative Services LLC, and the Optionholder listed therein relating to the purchase and sale of 100% of the interests of LeanTeq Co., LTD and LeanTeq LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on July 22, 2019 by the Company (File No. 001-31225)

2.2
Membership Interest Purchase Agreement dated as of December 12, 2019 among EnPro Holdings, Inc., Fairbanks Morse, LLC and Arcline FM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on December 13, 2019 by the Company (File No. 001-31225)

2.3
Merger Agreement dated as of September 25, 2020 among the Company, Vision Investment, LLC, Vision Investment Merger Sub, Inc., Alluxa, Inc., Michael Scobey, as representative of the equityholders of Alluxa, Inc. and certain specified shareholders of Alluxa, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 28, 2020 by the Company (File No. 001-31225))

2.4
Purchase and Sale Agreement dated as of November 4, 2021 among TCFII NxEdge Holdings, LLC, TCFII NxEdge LLC and EnPro Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by the Company on November 5, 2021 (File No. 001-31225))

2.5
Equity and Asset Purchase Agreement dated as of October 12, 2021 among EnPro Holdings, Inc., Compressor Products Holdings Limited (UK), EnPro Hong Kong Holdings Company Limited, Garlock GmbH, Coltec Industries France SAS, Compressor Products International Canada, Inc., Garlock of Canada Ltd., Granite US Holdings Corporation and Granite Holdings II B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by the Company on October 12, 2021 (File No. 001-31225))

2.6
Put Option Agreement dated as of October 12, 2021 between EnPro Holdings, Inc., Coltec Industries France SAS and Granite US Holdings Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by the Company on October 12, 2021 (File No. 001-31225))

2.7
Equity Purchase Agreement dated as of September 5, 2022 between EnPro Holdings, Inc. EnPro Luxembourg Holding Company S.A.R.L., EnPro German Holding GmbH, Coltec Industries Pacific PTE. LTD. and Garlock GmbH and The Timken Company, Groeneveld-Beka GmbH, Groeneveld-Beka France S.a.r.l and Timken Europe B.V. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8 K filed by the Company on September 6, 2022 (File No. 001-31225))

2.8
Put Option Agreement dated as of September 5, 2022 between EnPro Holdings, Inc., EnPro Luxembourg Holding Company S.a.r.l., The Timken Company and Groeneveld-Beka France S.a.r.l. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8 K filed by the Company on September 6, 2022 (File No. 001-31225))

2.9+
Stock Purchase Agreement dated as of December 22, 2023 among AMI Holdco, Inc., EnPro Holdings, Inc., the Sellers party thereto and McNally Capital - AMI SPV, LLC, as Sellers' Representative (incorporated by reference to Exhibit 2.9 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on December 4, 2023 by the Company (File No. 001-31225))

4.1
Form of certificate representing shares of common stock, par value $0.01 per share of the Company (incorporated by reference to Exhibit 4.1 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

4.2
Indenture dated as of October 17, 2018 among the Company, the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 17, 2018 by the Company (File No. 001-31225))

4.3	Description of Capital Stock (incorporated by reference to Exhibit 4.3 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

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

10.5+
Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by the Company on March 31, 2016 (File No. 001-31225))

10.6+
Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by the Company (File No. 001-31225))

10.7+
Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by the Company (File No. 001-31225))

10.8+
Management Stock Purchase Deferral Plan (2019 Amendment and Restatement) incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2019 filed by the Company (File No. 001-31225)

10.9+
Form of Phantom Shares Award Grant for Outside Directors (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.10+
Form of Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.11+
Form of Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (Revised 2023) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2022 filed by the Company (File No. 001-31225))

10.12+
Form of Performance Share Units Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.12 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.13+
Form of Long-Term Incentive Plan Award Agreement (Performance Share Award—Stock Settled) (2020 Equity Compensation Plan) (Revised 2023, as corrected) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.14+
Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.15+
Form of Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (Revised 2024) (incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.16+
Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (Incentive Stock Option) (Revised 2024) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.17+
Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (Nonqualified Stock Option) (Revised 2024) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.18+
Form of Performance Share Award Agreement (Stock Settled) (2020 Equity Compensation Plan) (Revised 2024) (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.19+
Form of Phantom Shares Award Grant for Outside Directors (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by the Company (File No. 001-31225))

10.20+
Form Restricted Share Units Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by the Company (File No. 001-31225))

10.21+
Defined Benefit Restoration Plan (amended and restated effective as of January 1, 2007) (incorporated by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2006 filed by the Company (File No. 001-31225))

10.22+
Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by the Company (File No. 001-31225))

10.23+
Amendment dated December 12, 2014 to Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by the Company (File No. 001-31225))

10.24+
Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by the Company (File No. 001-31225))

10.25+	Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by the Company (File No. 001-31225))

10.26*	Form of Management Continuity Agreement replacing Management Continuity Agreements in force in 2024

10.27+*	Form of Management Continuity Agreement to be entered into after 2024

10.28
Senior Officer Severance Plan (effective as of June 5, 2017) (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by the Company (File No. 001-31225))

19*	Insider Trading Policy

21*	List of Subsidiaries

22.1*	List of Guarantor Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from William Abbey

24.2*	Power of Attorney from Allison K. Aden

24.3*	Power of Attorney from Thomas M. Botts

24.4*	Power of Attorney from Felix M. Brueck

24.5*	Power of Attorney from Adele M. Gulfo

24.6*	Power of Attorney from Ronald C. Keating

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

24.9*	Power of Attorney from Judith A. Reinsdorf

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on the 21st day of February, 2025.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, Chief Administrative Officer and General Counsel

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Eric A. Vaillancourt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2025
Eric A. Vaillancourt

/s/ Joseph F. Bruderek	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2025
Joseph F. Bruderek

/s/ Steven R. Bower	Senior Vice President, Controller and	February 21, 2025
Steven R. Bower	Chief Accounting Officer
(Principal Accounting Officer)

/s/ David L. Hauser	Chairman of the Board and Director	February 21, 2025
David L. Hauser*

/s/ William Abbey	Director	February 21, 2025
William Abbey*

/s/ Allison K. Aden	Director	February 21, 2025
Allison K. Aden*

/s/ Thomas M. Botts	Director	February 21, 2025
Thomas M. Botts*

/s/ Felix M. Brueck	Director	February 21, 2025
Felix M. Brueck*

/s/ Adele M. Gulfo	Director	February 21, 2025
Adele M. Gulfo*

/s/ Ronald C. Keating	Director	February 21, 2025
Ronald C. Keating*

/s/ John Humphrey	Director	February 21, 2025
John Humphrey*

/s/ Judith A. Reinsdorf	Director	February 21, 2025
Judith A. Reinsdorf*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enpro Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Enpro Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Advanced Micro Instruments, Inc. (“AMI”) from its assessment of internal control over financial reporting as of December 31, 2024 because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Advanced Micro Instruments, Inc. from our audit of internal control over financial reporting. Advanced Micro Instruments, Inc. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 0.3% and 3.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024.

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

Annual Goodwill Impairment Test – Semiconductor Reporting Unit

As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $896.2 million as of December 31, 2024, and the goodwill associated with the Semiconductor reporting unit was $532.2 million. Goodwill is not amortized, but instead is subject to impairment testing that is conducted at least annually each calendar year in the fourth quarter. Interim tests during the year may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. An impairment charge is recognized when the carrying amount exceeds the reporting unit’s fair value. The loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. The annual impairment test of goodwill for the Semiconductor reporting unit indicated there was no impairment of goodwill. To estimate the fair value of the reporting unit, management uses both a discounted cash flow and a market valuation approach. The key assumptions used for the discounted cash flow and market valuation approaches include projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, tax rates, and market multiples of similar companies.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment test of the Semiconductor reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Semiconductor reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and profit margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment test, including controls over the valuation of the Semiconductor reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Semiconductor reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and profit margins, and the discount rate. Evaluating management’s assumptions related to projected revenues and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Semiconductor reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow approach and (ii) the reasonableness of the discount rate assumption.

Acquisition of AMI – Valuation of Existing Technology and In-Process Research and Development

As described in Notes 1 and 2 to the consolidated financial statements, on January 29, 2024, the Company acquired all of the equity securities of AMI for $209.4 million, net of cash acquired. Of the identifiable intangible assets acquired, $106.0 million of existing technology and $14.0 million of in-process research and development were recorded. Management uses the income approach to determine the fair value of intangible assets, including the multi-period excess earnings method. The key assumptions used in valuing the assets include projected revenues and profit margins, obsolescence factors, contributory asset charges, tax rates, discount rates, and long-term growth rates.

The principal considerations for our determination that performing procedures relating to the valuation of existing technology and in-process research and development acquired in the acquisition of AMI is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the existing technology and in-process research and development acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) projected revenues and profit margins, the obsolescence factor, the discount rate, and the long-term growth rate for existing technology and (b) projected revenues and profit margins, and the obsolescence factor for in-process research and development; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over the valuation of the existing technology and in-process research and development acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the existing technology and in-process research and development acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) projected revenues and profit margins, the obsolescence factor, the discount rate, and the long-term growth rate for existing technology and (b) projected revenues and profit margins, and the obsolescence factor for in-process research and development. Evaluating management’s assumptions related to (a) projected revenues and profit margins, and the long-term growth rate for existing technology and (b) the projected revenues and profit margins for in-process research and development involved considering (i) the current and past performance of the AMI business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method; (ii) the reasonableness of the discount rate assumption for existing technology; and (iii) the reasonableness of the obsolescence factor assumption for existing technology and in-process research and development.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 21, 2025
We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2024, 2023 and 2022
(in millions, except per share data)

	2024	2023	2022
Net sales	$1,048.7	$1,059.3	$1,099.2
Cost of sales	603.9	632.5	675.9
Gross profit	444.8	426.8	423.3
Operating expenses:
Selling, general and administrative	296.3	284.2	282.8
Goodwill impairment	—	60.8	65.2
Other	6.2	5.0	3.1
Total operating expenses	302.5	350.0	351.1
Operating income	142.3	76.8	72.2
Interest expense	(40.9)	(45.0)	(35.6)
Interest income	6.4	14.9	1.7
Other expense	(13.4)	(9.0)	(10.0)
Income from continuing operations before income taxes	94.4	37.7	28.3
Income tax expense	(21.5)	(30.8)	(24.4)
Income from continuing operations	72.9	6.9	3.9
Income from discontinued operations, including gain on sale, net of taxes	—	11.4	198.4
Net income	72.9	18.3	202.3
Less: net loss attributable to redeemable non-controlling interests	—	(3.9)	(2.8)
Net income attributable to Enpro Inc.	$72.9	$22.2	$205.1
Income attributable to Enpro Inc. common shareholders:
Income from continuing operations, net of tax	$72.9	$10.8	$6.7
Income from discontinued operations, net of tax	—	11.4	198.4
Net income attributable to Enpro Inc.	$72.9	$22.2	$205.1
Basic earnings per share attributable to Enpro Inc.:
Continuing operations	$3.48	$0.52	$0.32
Discontinued operations	—	0.54	9.54
Net income per share	$3.48	$1.06	$9.86
Diluted earnings per share attributable to Enpro Inc.:
Continuing operations	$3.45	$0.51	$0.32
Discontinued operations	—	0.54	9.51
Net income per share	$3.45	$1.05	$9.83

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
Net income attributable to Enpro Inc.	$72.9	$22.2	$205.1
Other comprehensive income:
Foreign currency translation adjustments	(28.4)	11.0	(34.1)
Pension and postretirement benefits adjustment (excluding amortization)	(19.5)	(2.6)	(17.0)
Pension settlements and curtailments	—	0.3	(1.0)
Amortization of pension and postretirement benefits included in net income	1.6	0.7	0.8
Other comprehensive income (loss), before tax	(46.3)	9.4	(51.3)
Income tax benefit related to items of other comprehensive income	3.1	1.7	—
Other comprehensive income (loss), net of tax	(43.2)	11.1	(51.3)
Less: other comprehensive loss attributable to non-controlling interests	—	—	(3.4)
Other comprehensive income (loss), net of tax attributable to Enpro Inc.	(43.2)	11.1	(47.9)
Comprehensive income attributable to Enpro Inc.	$29.7	$33.3	$157.2

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$72.9	$18.3	$202.3
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	(11.4)	(198.4)
Taxes related to sale of discontinued operations	—	(3.3)	(25.8)
Depreciation	23.9	24.5	25.5
Amortization	76.4	70.0	77.6
Goodwill impairment	—	60.8	65.2
Promissory note reserve	4.5	—	—
Deferred income taxes	(18.4)	(7.7)	(14.0)
Stock-based compensation	12.0	9.8	6.5
Other non-cash adjustments	9.2	4.6	6.8
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Accounts receivable, net	1.6	21.6	(0.1)
Inventories	6.3	10.3	(18.0)
Accounts payable	(5.4)	(5.2)	1.5
Income taxes, net	2.0	24.2	(14.6)
Other current assets and liabilities	(7.6)	(5.8)	(22.5)
Other non-current assets and liabilities	(14.5)	(2.3)	14.1
Net cash provided by operating activities of continuing operations	162.9	208.4	106.1
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(29.1)	(33.9)	(29.4)
Payments for capitalized internal-use software	(3.8)	(0.4)	(0.4)
Proceeds from sale of businesses	—	25.9	301.9
Payments for acquisitions, net of cash acquired	(209.4)	—	2.9
Receipt from settlement of derivative contract	—	—	27.4
Purchase of short-term investments	—	(35.8)	—
Redemption of short-term investments	—	35.8	—
Other	0.8	1.0	0.3
Net cash provided by (used in) investing activities of continuing operations	(241.5)	(7.4)	302.7
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	52.5	—	61.0
Repayments of debt, including premiums to par value	(60.6)	(145.1)	(398.0)
Acquisition of non-controlling interests of Enpro subsidiaries	(18.3)	—	(34.1)
Dividends paid	(25.3)	(24.3)	(23.4)
Other	1.2	(1.5)	(7.6)
Net cash used in financing activities of continuing operations	(50.5)	(170.9)	(402.1)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	(0.6)	21.3
Investing cash flows	—	—	(5.1)
Net cash provided by (used in) discontinued operations	—	(0.6)	16.2
Effect of exchange rate changes on cash and cash equivalents	(4.4)	5.9	(26.6)
Net increase (decrease) in cash and cash equivalents	(133.5)	35.4	(3.7)
Cash and cash equivalents at beginning of year	369.8	334.4	338.1
Cash and cash equivalents at end of year	$236.3	$369.8	$334.4

Supplemental disclosures of cash flow information:
Cash paid during the year for:

	2024	2023	2022
Interest	$38.9	$43.3	$31.5
Income taxes, net of refunds received	$36.1	$17.2	$80.8
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$5.9	$0.2	$0.7
Non-cash acquisitions of capitalized internal-use software	$0.8	$—	$—

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2024 and 2023
(in millions, except share amounts)

	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$236.3	$369.8
Accounts receivable, less allowance for doubtful accounts of $1.0 in 2024 and of $2.0 in 2023	115.9	116.7
Inventories	138.8	142.6
Prepaid expenses and other current assets	21.3	21.2
Total current assets	512.3	650.3
Property, plant and equipment, net	193.2	193.8
Goodwill	896.2	808.4
Other intangible assets, net	790.3	733.5
Other assets	99.5	113.5
Total assets	$2,491.5	$2,499.5
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$16.0	$8.1
Accounts payable	66.0	68.7
Accrued expenses	116.0	119.6
Total current liabilities	198.0	196.4
Long-term debt	624.1	638.7
Deferred income taxes	126.9	120.7
Other liabilities	113.9	116.1
Total liabilities	1,062.9	1,071.9
Commitments and contingent liabilities
Redeemable non-controlling interest	—	17.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,185,581 shares at December 31, 2024 and 21,086,678 shares at December 31, 2023	0.2	0.2
Additional paid-in capital	319.4	304.9
Retained earnings	1,175.6	1,128.0
Accumulated other comprehensive loss	(65.4)	(22.2)
Common stock held in treasury, at cost – 176,684 shares at December 31, 2024 and 178,151 shares at December 31, 2023	(1.2)	(1.2)
Total shareholders’ equity	1,428.6	1,409.7
Total liabilities and equity	$2,491.5	$2,499.5

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2024, 2023 and 2022
(dollars and shares in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Permanent Shareholders’ Equity	Redeemable non-controlling interest
	Shares	Amount
Balance, December 31, 2021	20.7	$0.2	$303.6	$953.1	$14.6	$(1.2)	$1,270.3	$50.1
Net income (loss)	—	—	—	205.1	—	—	205.1	(2.8)
Other comprehensive loss	—	—	—	—	(47.9)	—	(47.9)	(3.4)
Dividends ($1.12 per share)	—	—	—	(23.4)	—	—	(23.4)	—
Incentive plan activity	0.1	—	—	—	—	—	—	—
Acquisition of LeanTeq non-controlling interests	—	—	—	—	—	—	—	(35.0)
Other	—	—	(4.4)	(4.6)	—	—	(9.0)	9.0
Balance, December 31, 2022	20.8	0.2	299.2	1,130.2	(33.3)	(1.2)	1,395.1	17.9
Net income (loss)	—	—	—	22.2	—	—	22.2	(3.9)
Other comprehensive income	—	—	—	—	11.1	—	11.1	—
Dividends ($1.16 per share)	—	—	—	(24.4)	—	—	(24.4)	—
Incentive plan activity	0.2	—	9.6	—	—	—	9.6	—
Other	—	—	(3.9)	—	—	—	(3.9)	3.9
Balance, December 31, 2023	21.0	0.2	304.9	1,128.0	(22.2)	(1.2)	1,409.7	17.9
Net income	—	—	—	72.9	—	—	72.9	—
Other comprehensive loss	—	—	—	—	(43.2)	—	(43.2)	—
Dividends ($1.20 per share)	—	—	—	(25.3)	—	—	(25.3)	—
Incentive plan activity	—	—	14.5	—	—	—	14.5	—
Acquisition of Alluxa non-controlling interests	—	—	—	—	—	—	—	(17.9)
Balance, December 31, 2024	21.0	$0.2	$319.4	$1,175.6	$(65.4)	$(1.2)	$1,428.6	$—

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

Reclassification to 2022 Consolidated Statement of Cash Flows

In 2024, we determined that the classification of the cash used for the acquisition of the non-controlling interests of our LeanTeq subsidiary in the fourth quarter of 2022 of $34.1 million should have been classified as a financing activity, rather than an investing activity in our consolidated statement of cash flows for the year ended December 31, 2022. We have reflected this reclassification related to calendar year 2022 in the consolidated statements of cash flows included in this Annual Report on Form 10-K. The cash flow reclassification related to 2022 did not impact the consolidated balance sheet or the consolidated statement of operations at and for the year ended December 31, 2022, or any subsequent period.

We evaluated the impact of this item under the guidance of the SEC Staff Accounting Bulletin No. 99, "Materiality," and determined that this misclassification is not material to our previously issued financial statements. Accordingly, we have revised the consolidated statement of cash flows for the year ended December 31, 2022 included in the accompanying consolidated statement of cash flows to properly classify the cash outflow for the purchase of the LeanTeq non-controlling interests as a financing activity. See Note 2, "Acquisitions," for further information with respect to the acquisition of such non-controlling interests.

Summary of Significant Accounting Policies

Business Combinations - We utilize the acquisition method of accounting for all business combinations which requires us to estimate the fair value of assets acquired and liabilities assumed. We may adjust these estimates up to one-year from the date the business was acquired. Valuations of intangible assets acquired in a business combination require judgement and often comprise a significant portion of the total assets acquired. We use the income approach to determine the fair-value of our intangible assets, primarily using the relief-from-royalty or multi-period excess earnings method. Under these valuation approaches, we use assumptions in valuing the assets, including projected revenues and profit margins, royalty rates, obsolescence factors, customer attrition rates, contributory asset charges, tax rates, discount rates and long-term growth rates. Any excess total consideration transferred in a business combination greater than the fair value of identifiable assets acquired net of liabilities assumed is recorded as goodwill. Acquisition-related costs are expensed as incurred.
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
Redeemable Non-Controlling Interests – Non-controlling interests in subsidiaries that are redeemable for cash or other assets outside of our control are classified as mezzanine equity, outside of equity and liabilities, at the greater of the carrying value or the redemption value. The increases or decreases in the estimated redemption amount are recorded with corresponding adjustments against equity and are reflected in the computation of earnings per share. At December 31, 2024, there were no remaining redeemable non-controlling interests.
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses (gains) totaled $(2.4) million, $1.3 million, and $(4.8) million, respectively, in 2024, 2023, and 2022. In addition to these transaction losses (gains), we recorded $1.8 million, $2.2 million, and $3.8 million, respectively, in 2024, 2023 and 2022 of foreign currency transaction losses in other non-operating expense. These losses resulted from an intercompany note between a domestic and foreign subsidiary, related to the divestiture of discontinued operations, that was denominated in a foreign currency.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under company-funded programs for commercial products. Research and development expenditures in 2024, 2023, and 2022 were $10.9 million, $9.5 million, and $10.1 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The Organization for Economic Co-operation and Development (the “OECD”) introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, effective for tax years beginning in 2024. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation to adopt Pillar Two. The adoption of Pillar Two had no impact on our income tax expense for the year ended December 31, 2024 and we do not expect there to be a material impact in subsequent years. Any impact would be accounted for as a period cost in the period in which it is incurred.
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
To estimate the fair value of the four of our five reporting units with goodwill balances remaining, we use both a discounted cash flow and a market valuation approach. The discounted cash flow approach uses cash flow projections and a discount rate to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, projected capital expenditures, changes in working capital, and the discount and tax rates. For the market approach, we select a group of peer companies that we believe are best representative of each reporting unit. We use a 75% weighting for the discounted cash flow valuation approach and a 25% weighting for the market valuation approach, reflecting our belief that the discounted cash flow valuation approach is a better indicator of a reporting unit's value since it reflects the specific cash flows anticipated to be generated in the future by the business.
At the time of our annual test as of November 1, 2022, our updated forecast and projections based upon our annual strategic plan indicated that the Alluxa reporting unit’s carrying value exceeded fair value by $65.2 million which was recognized as an impairment charge in the fourth quarter of 2022. The discount rate to determine the fair value of Alluxa increased from 12.0% as of November 1, 2021 to 14.6% as of November 1, 2022. In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Alluxa reporting unit to be a triggering event for an interim goodwill impairment test. We determined the carrying value of our Alluxa reporting unit to exceed its fair value and, as a result, we impaired the remaining $60.8 million of goodwill related to Alluxa. Our Consolidated Balance Sheet at December 31, 2024 and 2023 reflects no goodwill related to Alluxa.
The fair value of our semiconductor reporting unit, included in the Advanced Surface Technologies segment, exceeded carrying value by approximately 17% as of November 1, 2024. The carrying value of the Semiconductor reporting unit as of December 31, 2024 includes $532.2 million of goodwill. We considered the sensitivity of the valuation of our Semiconductor reporting unit to adverse changes in our projected cash flows under two separate alternative scenarios. First, with a 5% reduction in forecasted sales used in our valuation model, we estimate the fair value of the Semiconductor reporting unit would exceed its carrying value by less than 4%. Second, with a 1% increase in the discount rate as of November 1, 2024 we estimate our fair value of the Semiconductor reporting unit would exceed its carrying value by less than 2%. All annual impairment tests of goodwill for the Semiconductor reporting unit performed during the 3-years ended December 31, 2024 indicated there was no impairment of goodwill for the Semiconductor reporting unit.
The fair value of the three reporting units of our Sealing Technologies segment all exceeded their respective carrying values by more than 75% as of November 1, 2024. Our annual impairment test of goodwill for the three reporting units of our Sealing Technologies segment as of November 1, 2023 and 2022 indicated no impairment.
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

Intangible assets with indefinite lives, which consist primarily of trade names and future products that were in development at the time of the acquisition of AMI in January 2024, are subject to at least annual impairment testing. The impairment testing for the indefinite lived trade names compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Key assumptions used in the relief from royalty method are projected revenues and royalty, discount, tax, and terminal growth rates. Impairment testing for these assets were conducted as of November 1 in 2024, 2023 and 2022 and indicated no impairment. Impairment testing related to the future products that were in development at the time of the acquisition of AMI compares the fair value of the intangible asset with its carrying value using a multi-period excess earnings method. Key assumptions used in the excess earnings method are projected revenues and profit margins, obsolescence factors, and tax, discount, and long-term growth rates. This testing was conducted as of November 1, 2024, the first testing period after the asset was acquired, and indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset. See Note 2, "Acquisitions" for additional information regarding the acquisition of AMI.
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
Recently Issued Accounting Guidance
In November 2023, new accounting guidance was issued that improves reportable segment disclosures surrounding significant segment expenses effective for financial statements issued for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We have implemented this new guidance for the year ended December 31, 2024 and have recast the years ended December 31, 2023 and 2022 to reflect these revised segment reporting requirements.
In December 2023, new accounting guidance was issued that will require changes in income tax disclosures. The standard is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The standard requires prospective adoption with the recognition that there will be a lack of comparability between reporting periods. Alternatively, retrospective adoption is also permitted. We have evaluated the new guidance and do not expect it to have a significant impact to our income tax disclosure.
In November 2024, new accounting guidance was issued that will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. We are currently evaluating this new guidance.

2.	Acquisitions
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $209.4 million, net of cash acquired. In connection with the acquisition of AMI, there were $3.9 million of acquisition-related costs incurred during the year ended December 31, 2024 which are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
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
The purchase price of AMI was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired less the liabilities assumed is reflected as goodwill, which is attributable primarily to the value of the workforce and the ongoing operations of the business. Goodwill recorded as part of the purchase price was $97.0 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition totaled $138.1 million, consisting of indefinite and definite-lived intangible assets. Indefinite lived intangible assets relate solely to future products that were in development as of the acquisition date. We will begin amortizing this asset over its estimated life once these products in development become commercially available. Definite-lived intangible assets include proprietary technology, customer relationships, trade names, and non-competition agreements. Inventory acquired included an adjustment to fair value of $1.7 million, all of which was amortized to cost of goods sold in the first quarter of 2024.
The purchase price allocation of this acquisition, including the value of intangible assets and income tax assets and liabilities, was finalized in the fourth quarter of 2024. The allocation of purchase price was revised during the fourth quarter of 2024 to increase deferred income tax liabilities by $0.2 million, with an offsetting $0.2 million increase to goodwill.

Identifiable intangible assets acquired are as follows:

		Weighted-average amortization period
Definite-lived intangible assets acquired:	(in millions)	(years)
Customer relationships	$12.0	15.0
Existing technology	106.0	15.0
Trademarks	5.0	10.0
Other	1.1	3.3
Total definite-lived intangible assets	124.1	14.7

Indefinite-lived intangible assets acquired:
In-process research and development	14.0

Identifiable intangible assets acquired	$138.1
The following table represents the final allocation of purchase price as of December 31, 2024:

(in millions)
Accounts receivable	$3.3
Inventories	5.2
Property, plant, and equipment	0.2
Goodwill	97.0
Other intangible assets	138.1
Other assets	0.9
Deferred income taxes	(32.6)
Other liabilities	(2.7)
$209.4
Sales of $32.1 million and pre-tax income of $6.9 million for AMI was included in our Consolidated Statements of Operations for the year ended December 31, 2024. The following unaudited pro forma condensed consolidated financial results of operations for the years ended December 31, 2024 and 2023 are presented as if the acquisition had been completed on January 1, 2023:

	Year Ended December 31
	2024	2023

Pro forma net sales	$1,051.5	$1,090.7
Pro forma income from continuing operations	$75.6	$2.8
These amounts have been calculated after applying our accounting policies and adjusting the results of AMI to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied as of January 1, 2023. The supplemental pro forma net income for the year ended December 31, 2024 was adjusted to exclude $3.9 million of pre-tax acquisition-related costs related to AMI. The pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of any potential synergies as a result of the integration of AMI. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition of AMI occurred on January 1, 2023, or of future results of Enpro Inc.

Acquisitions of non-controlling interests of Enpro subsidiaries
In connection with our acquisition of Alluxa in October 2020, three Alluxa executives (the "Alluxa Executives") received rollover equity interests in the form of approximately 7% of the total equity interest of an entity we formed for the purpose of acquiring Alluxa (the "Alluxa Acquisition Subsidiary"). Pursuant to the limited liability operating agreement (the "Alluxa LLC Agreement") that was entered into with the completion of the transaction, each Alluxa Executive had the right to sell to us, and we had the right to purchase from each Alluxa Executive (collectively, the "Put and Call Rights"), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. In January 2024, we agreed with the Alluxa Executives to change the terms of the Put and Call Rights so that all outstanding equity interests could be acquired in 2024. In February of 2024, we acquired all outstanding equity interests in the Alluxa Acquisition Subsidiary for $17.9 million, which was the minimum fixed price set in the Alluxa LLC Agreement. As this transaction was for the acquisition of all remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholder's equity and as a financing cash flow in the Consolidated Statement of Cash Flows. Enpro is now the sole owner of Alluxa.

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
A limited liability company agreement (the "LeanTeq LLC Agreement") entered into with respect to Lunar as part of the LeanTeq acquisition, provided Enpro with the right to buy from each LeanTeq Executive and each LeanTeq Executive with the right to sell to Enpro such LeanTeq Executive's rollover equity interest in Lunar.
Based on the terms agreed to in the LeanTeq LLC Agreement, Enpro acquired all the equity securities of Lunar owned by the LeanTeq Executives in the fourth quarter of 2022 and became the sole owner of LeanTeq. As a result of this purchase transaction, $35.0 million of our Redeemable Non-Controlling Interests was reclassified as a liability. We entered into a subsequent agreement with the LeanTeq Executives where we agreed to pay the minimum purchase price for the equity securities and paid $41.9 million to the LeanTeq Executives in December 2022, of which $7.8 million eliminated our outstanding deferred compensation liability and $34.1 million reduced the liability attributable to the redeemable non-controlling interest acquisition. As a result of the financial performance of LeanTeq through November 2023, we made a final $0.6 million payment to the LeanTeq Executives in 2024.
The fair value of the Alluxa Executives' equity interests and the LeanTeq Executives' Rollover Equity was estimated as of the closing date of those transactions. Due to the presence of the put arrangements and thus that redemption is not solely within our control, the Alluxa Executives' equity interests and the LeanTeq Executives' Rollover Equity had been presented as redeemable non-controlling interests prior to our acquisition of those interests. We initially recognized the amount at fair value, inclusive of the put-call provisions. We adjusted the redeemable non-controlling interests when the redemption value exceeded the carrying value with changes recognized as an adjustment to equity.

3.	Other Expense
Operating
We incurred $6.2 million, $5.0 million and $3.0 million of restructuring and impairment costs, excluding goodwill impairment, for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 1, "Overview, Basis of Presentation, and Significant Accounting Policies" for information related to goodwill impairment charges incurred in 2023 and 2022.
Of the restructuring and impairment costs incurred in 2024, 2023 and 2022, we incurred $2.8 million, $4.3 million and $1.8 million, respectively, of restructuring costs related to the reorganization of sites and functions, primarily in the United States and $3.4 million, $0.7 million, and $1.2 million, respectively, of non-cash impairment charges of long-lived assets.

Restructuring and impairment costs by reportable segment are as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Sealing Technologies	$2.3	$3.0	$0.7
Advanced Surface Technologies	3.5	0.9	1.3
Corporate	0.4	1.1	1.0
	$6.2	$5.0	$3.0
Also included in other operating expense for the year ended December 31, 2022 was $0.1 million of other costs.
Non-Operating
During 2024, 2023 and 2022, we recorded expense of $5.7 million, $2.9 million and $5.1 million, respectively, due to net environmental reserve increases based on additional information at several specific sites and other ongoing obligations of previously owned businesses. Refer to Note 19, "Commitments and Contingencies - Environmental," for additional information about our environmental liabilities.
We report the service cost component of pension and other postretirement benefits expense in operating income in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in other income (expense). For the years ended December 31, 2024, 2023, 2022, we reported approximately $0.2 million and $1.5 million of expense and $3.6 million of income, respectively, in the Consolidated Statements of Operations related to the components of net benefit cost other than service cost. Refer to Note 14, "Pension," for additional information regarding net benefit costs.
In connection with the sale of a discontinued operation, in the fourth quarter of 2022 we issued an intercompany note between a domestic and foreign entity that is denominated in a foreign currency. Due to the change in the exchange rate, we recorded a $3.8 million loss in December 2022. In January 2023, we hedged the outstanding intercompany note to minimize future gains and losses. We recorded losses of $1.8 million and $2.2 million due to changes in exchange rate in 2024 and 2023, respectively.
We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in 2024 we concluded a reserve was needed for expected future credit losses and recorded a loss of $4.5 million. We will continue to monitor the note regularly and make adjustments to the reserve as needed.
In 2022, we evaluated our outstanding long-term receivable related to anticipated receipts from legacy asbestos insurance claims and adjusted the receivable down by $2.8 million.
In connection with the acquisition of Aseptic in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. The statute of limitations expired on some of the uncertain tax positions in 2022 and, accordingly, we removed a portion of the liability and receivable. For the year ended December 31, 2022 the release of the related liability was recorded as a reduction to our tax expense and we recorded a $0.9 million expense related to the reversal of the receivable in other non-operating income (expense) in our consolidated statement of operations.
For a further discussion on businesses disposed of, see Note 20, "Discontinued Operations and Dispositions."
Additional costs included in other non-operating primarily are attributable to costs associated with previously divested businesses.

4.	Income Taxes
Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Domestic	$(16.6)	$(63.9)	$(77.2)
Foreign	111.0	101.6	105.5
Total	$94.4	$37.7	$28.3

A summary of income tax expense (benefit) from continuing operations in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Current:
Federal	$7.9	$12.1	$15.0
Foreign	30.5	24.8	23.2
State	1.5	1.6	0.2
	39.9	38.5	38.4
Deferred:
Federal	(15.1)	(11.0)	(8.9)
Foreign	(1.4)	1.8	(6.4)
State	(1.9)	1.5	1.3
	(18.4)	(7.7)	(14.0)
Total	$21.5	$30.8	$24.4

Significant components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2024	2023
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$6.0	$4.5
Environmental reserves	10.0	9.5
Accruals and reserves	2.4	2.8
Operating leases	12.6	11.7
Pension obligations	1.7	—
Interest	5.1	4.5
Compensation and benefits	8.6	9.3
Inventories	4.8	5.1
Capitalization of research and development expense	15.0	9.9
Retained liabilities of previously owned businesses	0.7	0.6
Postretirement benefits other than pensions	0.3	0.4
Other	1.5	—
Gross deferred income tax assets	68.7	58.3
Valuation allowance	(3.7)	(2.7)
Total deferred income tax assets	65.0	55.6
Deferred income tax liabilities:
Depreciation and amortization	(173.7)	(153.3)
Operating leases	(12.6)	(11.7)
Cross currency swap	(1.9)	(0.8)
Pension obligations	—	(2.4)
Other	—	(0.3)
Total deferred income tax liabilities	(188.2)	(168.5)
Net deferred income tax liabilities	$(123.2)	$(112.9)

The net deferred income tax liabilities are reflected on a jurisdictional basis as a component of the December 31, 2024 and 2023 Consolidated Balance Sheet line items noted below:

	As of December 31,
	2024	2023
	(in millions)
Other assets (non-current)	$3.7	$7.8
Deferred income taxes	(126.9)	(120.7)
Net deferred income tax liabilities	$(123.2)	$(112.9)

At December 31, 2024, we had $1.1 million of foreign net operating loss carryforwards, of which $0.7 million expire at various dates from 2034 through 2041 if unused, and $0.3 million have an indefinite carryforward period. We had a U.S. federal net operating loss carryforward of $0.9 million which has an indefinite carryforward period, and a U.S. federal tax credit carryforward associated with foreign tax credits of $2.8 million which expires at various dates from 2027 through 2034. We also had state net operating loss carryforwards with a tax effect of $1.9 million which expire at various dates from 2027 through 2044, and state tax credit carryforwards of $1.7 million which expire at various dates from 2027 through 2038. These net operating loss and tax credit carryforwards may be used to offset a portion of future tax liability and thereby reduce or eliminate our federal, state or foreign income taxes otherwise payable.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $187.1 million at December 31, 2023 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC") provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $239.4 million as of December 31, 2024. Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2024, we repatriated $61.3 million of earnings from our foreign subsidiaries, resulting in $0.3 million of withholding taxes. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

We determined, based on the available evidence, that it is uncertain whether certain entities in various jurisdictions will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of $3.7 million and $2.7 million have been recorded as of December 31, 2024 and 2023, respectively. Valuation allowances recorded relate to certain state and foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. In addition, $2.8 million and $1.8 million of the valuation allowance recorded as of December 31, 2024 and 2023, respectively, relate to general foreign tax credit carryforwards, due to uncertainty around the ability to generate the requisite foreign source income to utilize that portion of the foreign tax credits. Valuation allowances may arise associated with deferred tax assets recorded in acquisition accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in acquisition accounting reduces income tax expense.
The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	Percent of Pretax Income Years Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
Research and employment tax credits	(2.1)	(3.6)	(2.2)
State and local taxes	0.4	3.0	1.5
Foreign tax rate differences	5.5	24.9	8.4
Statutory changes in tax rates	(0.5)	(1.1)	(1.1)
Valuation allowance	1.0	(1.5)	8.1
Changes in uncertain tax positions	(1.0)	1.8	(3.4)
Goodwill impairment	—	33.8	48.4
Nondeductible expenses	2.2	2.3	2.3
GILTI and FDII	(2.9)	0.2	4.0
Other items, net	(0.8)	0.8	(0.8)
Effective income tax rate	22.8%	81.6%	86.2%

The effective tax rate for 2024 is higher than the U.S. federal tax rate primarily driven by higher tax rates in most foreign jurisdictions, partially offset by the favorable impact of tax credits. The effect of these items resulted in a net $3.2 million increase in income tax expense from the federal statutory rate. The effective tax rate for 2024 was also increased by 2.2% related to nondeductible expenses.

The GILTI provisions require us to include in our U.S. income tax return certain current foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax in the period in which it is incurred. As a result of these provisions, our effective tax rate was increased by 0.3% due to GILTI.

As of December 31, 2024 and 2023, we had $6.6 million and $5.0 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2024 and 2023, $4.4 million and $4.1 million, respectively, would have an impact on our effective tax rate if ultimately recognized.

We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $1.6 million and $1.4 million accrued for interest and penalties at December 31, 2024 and 2023, respectively. Income tax expense for the year ended December 31, 2024 includes less than $0.1 million of interest and penalties related to unrecognized tax benefits. Income tax expense for the years ended December 31, 2023, and 2022 included $0.2 million and $(0.2) million, respectively, for adjustments to interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2024	2023	2022
Balance at beginning of year	$5.0	$4.5	$5.5
Additions based on current period tax positions	0.4	0.5	0.2
Additions based on prior period tax positions	3.9	0.2	(0.2)
Reductions as a result of a lapse in the statute of limitations	(2.7)	(0.2)	(1.0)
Balance at end of year	$6.6	$5.0	$4.5

U.S. federal income tax returns for tax years 2021 and forward remain open to examination. We and our subsidiaries are also subject to income tax in multiple state, local and foreign jurisdictions. Substantially all significant state, local and foreign income tax returns for certain years beginning in 2019 and forward are open to examination. Various state and foreign tax returns are currently under examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable. In addition, gross unrecognized tax benefits may be reduced by $1.6 million within the next twelve months as the applicable statute of limitations expire.

5.	Earnings Per Share
Basic earnings per share is computed by dividing the income by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share for calendar years 2024, 2023, and 2022 is as follows:

(In millions, except per share data)	2024	2023	2022
Numerator (basic and diluted):
Income from continuing operations attributable to Enpro Inc.	$72.9	$10.8	$6.7
Income from discontinued operations	—	11.4	198.4
Net income	$72.9	$22.2	$205.1
Denominator:
Weighted-average shares – basic	21.0	20.9	20.8
Share-based awards	0.1	0.1	0.1
Weighted-average shares – diluted	21.1	21.0	20.9
Basic earnings per share:
Continuing operations	$3.48	$0.52	$0.32
Discontinued operations	—	0.54	9.54
Net income per share	$3.48	$1.06	$9.86
Diluted earnings per share:
Continuing operations	$3.45	$0.51	$0.32
Discontinued operations	—	0.54	9.51
Net income per share	$3.45	$1.05	$9.83

6.	Inventories

	As of December 31,
	2024	2023
	(in millions)
Finished products	$47.5	$53.6
Work in process	29.5	28.4
Raw materials and supplies	61.8	60.6
Total inventories	138.8	142.6

7.	Property, Plant and Equipment

	As of December 31,
	2024	2023
	(in millions)
Land	$8.7	$9.0
Buildings and improvements	85.1	70.6
Machinery and equipment	254.0	244.0
Construction in progress	21.9	31.8
	369.7	355.4
Less accumulated depreciation	(176.5)	(161.6)
Total	$193.2	$193.8

8.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2024 and 2023 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2022	$270.8	$593.0	$863.8
Foreign currency translation	5.4	—	5.4
Impairment	—	(60.8)	(60.8)
Goodwill as of December 31, 2023	276.2	532.2	808.4
Foreign currency translation	(9.2)	—	(9.2)
Acquisition	97.0	—	97.0
Goodwill as of December 31, 2024	$364.0	$532.2	$896.2

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment as of December 31, 2024, 2023 and 2022 and $126.0 million as of December 31, 2024 and 2023, and $65.2 million as of December 31, 2022 for the Advanced Surface Technologies segment.

Identifiable intangible assets are as follows:

	As of December 31, 2024		As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$493.6	$209.9	$486.6	$184.8
Existing technology	567.5	143.9	465.2	106.1
Trademarks	69.4	34.9	64.9	29.6
Other	26.6	22.9	27.4	20.9
	1,157.1	411.6	1,044.1	341.4
Indefinite-Lived:
In-process research and development	14.0	—	—	—
Trademarks	30.8	—	30.8	—
Total	$1,201.9	$411.6	$1,074.9	$341.4

Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $75.9 million, $69.3 million and $76.8 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2025	$75.6
2026	$72.1
2027	$70.9
2028	$70.1
2029	$69.2

9.	Leases
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

Our building leases have remaining terms up to nine years, some of which contain options to renew up to five years, and some of which contain options to terminate. Some leases contain non-lease components, which may include items such as building common area maintenance, building parking, or general service and maintenance provided for leased assets by the lessor. Our vehicle, equipment, and other leases have remaining lease terms up to five years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

Our right of use assets and liabilities related to operating leases as of December 31, 2024 and December 31, 2023 are as follows:

		As of December 31,
	Balance Sheet Classification	2024	2023
		(in millions)
Right-of-use assets	Other assets	$52.5	$48.5

Current liability	Accrued expenses	$10.2	$10.0
Long-term liability	Other liabilities	44.4	40.6
Total liability		$54.6	$50.6

Approximately 95% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 5% arise from equipment and vehicle leases as of December 31, 2024. As of December 31, 2023, approximately 96% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 4% arise from equipment and vehicle leases.

We entered into additional operating leases, including leases acquired through business acquisitions, and renewed existing leases that resulted in new right-of-use assets totaling $14.5 million, $12.3 million, and $5.7 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

Most of our leases do not provide an implicit rate for calculating the right of use assets and corresponding lease liabilities. Accordingly, we determine the interest rate that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in similar economic environments.

Our lease costs and cash flows for the years ended December 31, 2024 and December 31, 2023 were as follows:

	Year ended
	2024	2023	2022
	(in millions)
Lease costs:
Operating lease costs	$11.8	$11.9	$11.0
Short-term and variable lease costs	$0.6	$0.5	$0.2

Cash flows:
Operating cash flows from operating leases	$11.6	$11.7	$10.7

Our weighted average remaining lease term and discount rates at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (in years)	6.0	6.4
Weighted average discount rate	4.1%	3.8%
A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2025	$12.0
2026	11.5
2027	9.9
2028	7.8
2029	6.6
Thereafter	14.0
Total lease payments	61.8
Less: interest	(7.2)
Present value of lease liabilities	$54.6

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

10.	Accrued Expenses

	As of December 31,
	2024	2023
	(in millions)
Salaries, wages and employee benefits	$52.6	$56.0
Interest	4.4	4.2
Environmental	11.3	8.2
Income taxes	11.5	10.0
Taxes other than income	3.5	5.1
Operating lease liability	10.2	10.0
Other	22.5	26.1
	$116.0	$119.6

11.	Debt

	As of December 31,
	2024	2023
	(in millions)
Senior notes	$348.6	$347.9
Term loan facilities	290.6	298.1
Other notes payable	0.9	0.8
	640.1	646.8
Less current maturities of long-term debt	(16.0)	(8.1)
	$624.1	$638.7
Senior Secured Credit Facilities
On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Amended Credit Agreement”) among the Company and our wholly owned subsidiary, EnPro Holdings, Inc. (“EnPro Holdings”), as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Amended Credit Agreement amends, restates and replaces the Second Amended and Restated Credit Agreement dated as of June 28, 2018, as amended, among the Company and EnPro Holdings as borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

The Amended Credit Agreement provides for credit facilities in the initial aggregate principal amount of $1,007.5 million, consisting of a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”), a $142.5 million senior secured term loan facility in replacement of the existing senior secured term loan facility, scheduled to mature on September 25, 2024 (the “Term Loan A-1 Facility”), a five-year, senior secured term loan facility of $315.0 million (the “Term Loan A-2 Facility”) and a 364-day, senior secured term loan facility of $150.0 million (the “364-Day Facility” and together with the Revolving Credit Facility, the Term Loan A-1 Facility and the Term Loan A-2 Facility, the “Facilities”). The Amended Credit Agreement also provides that we may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $275.0 million and 100% of consolidated EBITDA for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio. The Amended Credit Agreement became effective on December 17, 2021.

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
Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Amended Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Amended Credit Agreement. We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2024.
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
The indenture governing the Senior Notes requires us to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest, in the event that the net cash proceeds of certain asset sales are not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount. After taking into account the repayment of borrowings under the Term Loan A-1 Facility noted above, forecasted capital expenditures, and other applicable expenditures, we met all reinvestment requirements under the indenture related to the excess net cash proceeds from the sales of GGB and GPT.
The borrowing availability under our Revolving Credit Facility at December 31, 2024 was $390.0 million after giving consideration to $10.0 million of outstanding letters of credit. The principal balance of borrowings outstanding under the Term Loan A-2 Facility at December 31, 2024 was $291.4 million.
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

We were in compliance with all of the covenants under the indenture governing the Senior Notes as of December 31, 2024.

Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2025	$16.0
2026	625.8
2027	0.2
2028	0.2
2029	0.1
Thereafter	—
$642.3

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and Term Loan A-2 Facility. In the Consolidated Balance Sheet as of December 31, 2024, these amounts are shown net of unamortized debt discounts aggregating $2.2 million pursuant to applicable accounting rules.
Debt Issuance Costs
During 2021, we capitalized $4.7 million of debt issuance costs in connection with the Amended Credit Agreement. At December 31, 2024, the remaining unamortized balance of these costs was $1.5 million.

12.	Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. Since December 2022, we have entered into monthly forward contracts to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the GGB sale allocated to foreign subsidiaries. We expect this position to be resolved in 2025. The notional amount of foreign exchange contracts was $103.7 million and $110.5 million at December 31, 2024 and 2023, respectively. All foreign exchange contracts outstanding at December 31, 2024 expired in January of 2025.
The foreign exchange contracts were recorded at their fair market value as of December 31, 2024 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations with the exception of our monthly forward contracts to hedge our Euro exposure which are recorded in other expense. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
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
We have designated the Additional Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At December 31, 2024, the fair value of the Additional Swap equaled $7.9 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Additional Swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Additional Swap is effective in hedging the designated risk. Cash flows related to the Additional Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2024	December 31, 2023
	(in millions)
Assets
Foreign currency derivatives	$7.9	$3.1
Deferred compensation assets	14.0	12.5
	$21.9	$15.6
Liabilities
Deferred compensation liabilities	$14.8	$13.3
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 as their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including our Senior Notes that have a determinable fair-value based on quoted market prices for identical liabilities and are classified as Level 2 since the market is not active, approximated their respective fair values.

14.	Pension
We have non-contributory defined benefit pension plans covering eligible employees in the United States, Mexico, Taiwan and France. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006, and, effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006 and benefits for all remaining eligible salaried employees were frozen as of January 1, 2021. Benefits for hourly employees in the United States were frozen as of January 1, 2024.

In the second quarter of 2024, Enpro initiated a plan to terminate and settle its remaining defined benefit pension plan in the United States. The termination and settlement process for this frozen plan, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to be completed by the end of 2025.

Certain of our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Certain employees hired prior to August 1st, 2016 are eligible to receive an additional 2% company contribution each year. We recorded $10.2 million, $9.5 million and $8.6 million in expenses in 2024, 2023 and 2022, respectively, for matching contributions under these plans.

Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. No contributions were made in 2024 or 2022 and in 2023, we contributed $5.5 million, in cash, to our U.S. pension plans. The contribution was made in 2023 in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We expect to make total contributions of approximately $1.0 million in 2025 to our foreign pension plans.
The projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $258.5 million and $249.6 million at December 31, 2024, and $7.7 million and $0.2 million at December 31, 2023, respectively. The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $256.5 million and $249.6 million at December 31, 2024, and $5.3 million and $0.2 million at December 31, 2023, respectively.
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2024 and 2023.

	2024	2023
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$258.7	$247.6
Service cost	0.4	0.7
Interest cost	12.8	13.6
Actuarial loss	5.4	12.9
Settlements	(0.6)	—
Benefits paid	(17.4)	(16.3)
Curtailments	—	(0.3)
Other	(0.8)	0.5
Projected benefit obligations at end of year	258.5	258.7

Change in Plan Assets	2024	2023
	(in millions)
Fair value of plan assets at beginning of year	266.7	253.3
Actual return on plan assets	0.2	24.1
Benefits paid	(17.4)	(16.3)
Settlements	(0.6)	(0.3)
Company contributions	0.7	5.9
Fair value of plan assets at end of year	249.6	266.7

Funded Status at End of Year	$(8.9)	$8.0

	2024	2023
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Long-term assets	$—	$15.6
Current liabilities	(3.0)	(0.6)
Long-term liabilities	(5.9)	(7.0)
	$(8.9)	$8.0

Pre-tax charges recognized in accumulated other comprehensive loss as of December 31, 2024 and 2023 consist of:

	2024	2023
	(in millions)
Net actuarial loss	$79.0	$60.7
Prior service cost	0.5	0.2
	$79.5	$60.9
The accumulated benefit obligation for all defined benefit pension plans was $256.5 million and $256.3 million at December 31, 2024 and 2023, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension plans for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Net Periodic Benefit Cost
Service cost	$0.4	$0.7	$1.2
Interest cost	12.8	13.6	9.8
Expected return on plan assets	(14.2)	(13.8)	(13.3)
Amortization of prior service cost	—	(0.1)	0.2
Amortization of net loss	1.5	1.5	0.5
Settlements	0.1	—	—
Curtailments	—	0.3	(1.0)
Net periodic benefit cost (income)	$0.6	$2.2	$(2.6)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss
Net loss	$19.5	$2.4	$17.2
Amortization of net loss	(1.6)	(1.5)	(0.5)
Amortization of prior service cost	—	0.1	(0.2)
Curtailments	—	(0.3)	1.0
Total recognized in other comprehensive income	$17.9	$0.7	$17.5

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$18.5	$2.9	$14.9

	at December 31,
	2024	2023	2022
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	4.920%	5.125%	5.625%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.125%	5.625%	3.000%
Expected long-term return on plan assets	5.5%	5.6%	3.9%

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined with a model that uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 4.92% at December 31, 2024. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2025. A 25 basis point decrease in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase pension expense by approximately $0.1 million per year.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We use the Pri-2012 base mortality table with the MP-2021 projection scale to value our domestic pension liabilities.
Plan Assets
The asset allocation for pension plans at the end of 2024 and 2023, and the targeted allocation for 2025, by asset category are as follows:

	Target Allocation	Plan Assets at December 31,
	2025	2024	2023
Asset Category
Equity securities	—%	—%	21%
Fixed income	100%	76%	79%
Cash equivalents	—%	24%	—%
	100%	100%	100%
Our investment goal is to maintain asset values by investing in fixed income investments as we prepare to terminate and settle our remaining defined benefit plan in the United States. Nearly all of our pension assets relate to our defined benefit plan in the United States. Fixed income investments include a mix of treasury obligations and high-quality corporate bonds. Our cash equivalents balance at December 31, 2024, which is primarily comprised of short-term money market instruments, will be maintained as we prepare to make optional lump sum payments to certain eligible plan participants who elect to receive a payment as part of the plan termination process. The asset allocation policy is reviewed and any significant variation from the target asset allocation mix is rebalanced periodically. The plans have no direct investments in Enpro common stock.
The plans invest exclusively in mutual funds whose holdings are marketable securities traded on recognized markets and, as a result, would be considered Level 1 assets. The investment portfolios of the various funds at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024	2023
	(in millions)
Mutual funds – U.S. equity	$—	$34.4
Mutual funds – international equity	—	22.8
Mutual funds - fixed income treasury and corporate bonds	190.6	208.2
Cash equivalents	59.0	1.3
	$249.6	$266.7

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, and includes the planned payment in 2025 related to the termination and settlement of our defined pension benefit plan in the United States, are expected to be paid in the following calendar years:

Pension Benefits
(in millions)
2025	$258.8
2026	$0.1
2027	$0.1
2028	$0.8
2029	$0.5
Years 2030 – 2034	$4.1
Other Post-Employment Retirement Benefits
We have liabilities related to other post-employment retirement benefits that were offered to certain employees of several legacy businesses owned by Enpro's predecessor as well as certain continuing operations. New employees are not offered these benefits and substantially all employees who were offered these benefits are retired. Disclosures related to these benefits are not included in the discussion and tables above. At December 31, 2024, we had $3.8 million of liabilities related to these benefits of which $0.2 million is a current liability.

15.	Shareholders' Equity
We have a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $25.3 million, $24.3 million, and $23.4 million were made during the years ended December 31, 2024, 2023, and 2022, respectively.
On February 13, 2025 we announced that our board of directors had increased the quarterly dividend to $0.31 per share, commencing with the dividend to be paid on March 19, 2025 to all shareholders of record as of March 5, 2025.
Enpro’s board of directors approved a new share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that expired in October 2024. No shares were purchased under the prior repurchase program. Under the replacement authorization, which, other than the expiration date, is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws. The new share repurchase authorization expires in October 2026.
The shares for all repurchase plans are retired upon purchase.

16.	Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2021	$46.7	$(32.1)	$14.6
Other comprehensive loss before reclassifications	(39.7)	(12.8)	(52.5)
Amounts reclassified from accumulated other comprehensive loss	1.4	(0.2)	1.2
Net current-period other comprehensive loss	(38.3)	(13.0)	(51.3)
Less: other comprehensive loss attributable to redeemable non-controlling interests	(3.4)	—	(3.4)
Net current-period other comprehensive loss attributable to Enpro Inc.	(34.9)	(13.0)	(47.9)
Balance at December 31, 2022	11.8	(45.1)	(33.3)
Other comprehensive income (loss) before reclassifications	12.3	(2.0)	10.3
Amounts reclassified from accumulated other comprehensive loss	—	0.8	0.8
Net current-period other comprehensive income (loss) attributable to Enpro Inc.	12.3	(1.2)	11.1
Balance at December 31, 2023	24.1	(46.3)	(22.2)
Other comprehensive loss before reclassifications	(30.5)	(14.9)	(45.4)
Amounts reclassified from accumulated other comprehensive loss	1.0	1.2	2.2
Net current-period other comprehensive loss attributable to Enpro Inc.	(29.5)	(13.7)	(43.2)
Balance at December 31, 2024	$(5.4)	$(60.0)	$(65.4)

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2024	2023	2022
	(in millions)
Pension and other postretirement plans adjustments:
Amortization of actuarial losses	$1.6	$0.8	$0.6	(1)
Amortization of prior service costs	—	(0.1)	0.2	(1)
Curtailments	—	0.3	(1.0)	(1)
Total before tax	1.6	1.0	(0.2)	Income (loss) from continuing operations before income taxes
Tax benefit	(0.4)	(0.2)	—	Income tax expense
Net of tax	$1.2	$0.8	$(0.2)	Income (loss) from continuing operations
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$1.0	$—	$1.4	Other (non-operating) income (expense); Income from discontinued operations, including gain on sale, net of taxes

(1)    These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Since these are components of net periodic pension cost other than service cost, the affected Consolidated Statement of Operations caption is other (non-operating) expense. (See Note 14, "Pension" for additional details).

17.	Equity Compensation Plans
We have equity compensation plans (the “Plans”) that provide for the delivery of shares pursuant to various market and performance-based incentive awards. As of December 31, 2024, there are 0.6 million shares available for future awards. Such amount assumes issuance at the maximum performance level for outstanding performance share awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plans.
The Plans permit awards of restricted share units to be granted to executives and other key employees. Generally, share units awarded vest in equal annual increments over three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. As of December 31, 2024, there was $5.6 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average remaining amortization period of 1.8 years.
Under the terms of the Plans, performance share awards were granted to executives and other key employees during 2024, 2023 and 2022. Each grant will vest to the extent Enpro achieves specific performance objectives at the end of each three-year performance period. Additional amounts under these awards are paid out if objectives are exceeded, but some or all the awards may be forfeited if objectives are not met.
Performance shares earned at the end of a performance period, if any, for shares issued in 2024 and 2023 will be paid in shares of our common stock, less the number of shares equal in value to applicable withholding taxes if the employee chooses. Performance shares earned at the end of a performance period for awards granted in 2022 will be paid in cash, less applicable withholding taxes. Awards are forfeited if a grantee terminates employment during the performance period, except in the case of retirement.
Compensation expense related to performance share awards payable in stock granted in 2024 and 2023 is computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted in 2024 and 2023 are subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards was computed based upon this grant date fair value using the straight-line method over the applicable performance period.
The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We granted performance share awards, payable in shares of our common stock, to eligible participants on February 15, 2024 and February 16, 2023. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Risk free interest rate
Shares granted February 15, 2024
Enpro Inc.	32.89%	4.34%
S&P 600 Capital Goods Index	39.67%	4.34%
Shares granted February 16, 2023
Enpro Inc.	36.78%	4.34%
S&P 600 Capital Goods Index	44.65%	4.34%

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
During the first quarter of calendar years 2020, 2021, and 2022, the Company granted Performance Shares to certain key employees which are payable in cash after a three-year vesting period. The awards granted in 2020 and 2021 were settled in the first quarter of 2023 and 2024, respectively. Actual payments to be made to participating employees are based on an initial target amount, which is adjusted based on the relative three-year performance of Enpro’s share price versus a set of peer companies. Expense recognized for calendar 2024, 2023, and 2022 related to the cash-settled awards was $2.5 million, $9.1 million, and $7.8 million, respectively. The total liability related to this Performance Share cash plan was $8.3 million at December 31, 2024, of which $7.7 million is classified as current.
Compensation expense related to the performance share awards payable in cash granted on February 15, 2022 is computed using the fair value of the awards as of December 31, 2024, which is the end of the performance period. Compensation issued for these performance share awards is subject to market conditions based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies.
As of December 31, 2024 there was $5.2 million of unrecognized compensation cost related to nonvested performance share awards to be settled in shares of common stock. These costs are expected to be recognized over a weighted-average vesting period of 1.7 years.
A summary of award activity under the Plans is as follows:

	Restricted Share Units		Performance Shares - Equity
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2023	113,559	107.07	60,120	148.97
Granted	54,862	162.91	53,448	233.69
Vested	(51,300)	96.34	—	—
Forfeited	(11,531)	135.92	(11,786)	185.74
Shares settled for cash	(6,572)	103.19	—	—
Nonvested at December 31, 2024	99,018	$138.75	101,782	$187.91

The maximum potential number of shares to be issued at December 31, 2024 is represented by the restricted share units nonvested balance at December 31, 2024. The number of nonvested performance share awards shown in the table above represents the maximum potential shares to be issued. We account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date.
Non-qualified and incentive stock options were granted in 2024, 2023, and 2022. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2024, there was $2.8 million of unrecognized compensation cost related to stock options.
The following table provides certain information with respect to stock options as of December 31, 2024:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $80.00	25,724	25,724	$53.78	5.16
Over $80.00 and under $100.00	41,182	41,182	$80.88	6.19
Over $100.00 and under $120.00	103,981	55,658	$108.39	7.59
Over $120.00 and under $140.00	2,908	968	$120.79	8.83
Over $140.00	38,073	—	$156.20	9.16
Total	211,868	123,532	$105.17	7.32
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
The following assumptions were used to estimate the indicated fair value of the 2024 option awards:

	Grant Date
	February 15, 2024	February 27, 2024
Fair-value at grant date (per share)	$66.29	$66.84

Assumptions:
Average expected term	6 years	6 years
Expected volatility	40.58%	40.61%
Risk-free interest rate	4.24%	4.33%
Expected dividend yield	0.77%	0.77%
The following assumptions were used to estimate the indicated fair value of the 2023 option awards:

	Grant Date
	February 16, 2023	March 2, 2023	October 30, 2023
Fair-value at grant date (per share)	$47.27	$45.13	$48.88

Assumptions:
Average expected term	6 years	6 years	6 years
Expected volatility	39.59%	39.75%	40.38%
Risk-free interest rate	4.02%	4.22%	4.84%
Expected dividend yield	0.99%	1.05%	1.01%
The following assumptions were used to estimate the indicated fair value of the 2022 option awards:

	Grant Date
	February 15, 2022	February 24, 2022
Fair-value at grant date (per share)	$38.86	$39.07

Assumptions:
Average expected term	6 years	6 years
Expected volatility	39.85%	39.88%
Risk-free interest rate	1.99%	1.89%
Expected dividend yield	1.06%	1.05%

A summary of option activity under the Plans as of December 31, 2024, and changes during the year then ended, is presented below:

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2023	221,427	$90.19
Granted	41,801	156.20
Exercised	(45,324)	74.60
Forfeited	(6,036)	138.42
Balance at December 31, 2024	211,868	$105.17

The year-end intrinsic value related to stock options is presented below:

	December 31,
(in millions)	2024	2023	2022
Options outstanding	$14.3	$14.7	$4.9
Options exercisable	$10.5	$8.6	$2.4

We recognized the following equity-based employee compensation expenses and benefits related to our options and RSUs:

	Years Ended December 31,
(in millions)	2024	2023	2022
Compensation expense	$9.1	$8.8	$6.0
Related income tax benefit	$2.5	$2.4	$1.6

Equity-based employee compensation expenses related to our Performance Shares granted in 2023 and 2024 were $3.1 million for 2024 and $0.6 million for 2023. Related income tax benefits were $0.8 million and $0.2 million, respectively.

Each non-employee director received an annual grant of common stock (or, at the directors' election, phantom shares) equal in value to $125,000 in the year ended December 31, 2024 and $110,000 in the years ended December 31, 2023 and 2022. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2024, 2023 and 2022 related to these share and phantom share grants was $1.1 million, $1.2 million and $1.0 million, respectively. No cash payments were used to settle phantom shares in 2024, 2023 or 2022.

18.	Business Segment Information

We identify our two operating businesses, Sealing Technologies and Advanced Surface Technologies, as reportable segments. Factors considered in determining our reportable segments include the economic similarity of the businesses, the nature of products sold, or solutions provided, the production processes and the types of customers. Our President and Chief Executive Officer, which we have identified as our Chief Operating Decision Maker ("CODM"), regularly evaluates the individual performance of both operating segments by reviewing segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and divestiture expenses, restructuring costs, impairment charges, non-controlling interest compensation, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. The CODM assesses Adjusted Segment EBITDA in comparison to prior periods, previously forecasted results and anticipated/experienced market trends in determining how to allocate operating and capital resources between the operating segments. The only significant segment expense categories reviewed by the CODM are cost of sales and selling, general, and administrative costs.

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
In the first quarter of 2024, we refined our definition of Adjusted Segment EBITDA and corporate expenses to include certain other income or expenses previously reported in other expense, net. These items were primarily comprised of bank fees and certain foreign exchange transaction gains and losses. As a result of this change, for the year ended December 31, 2023, we recast our results to increase corporate expenses by $1.6 million. For the year ended December 31, 2022, we decreased Sealing Technologies Adjusted Segment EBITDA by $1.3 million and increased Advanced Surface Technologies Adjusted Segment EBITDA by $4.7 million in addition to increasing corporate expenses by $1.7 million.
Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisitions of LeanTeq and Alluxa being subject to reduction for certain types of employment terminations of the sellers. This expense was recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. In the fourth quarter of 2022, Enpro acquired all of the LeanTeq non-controlling interests and all of the Alluxa non-controlling interests in the first quarter of 2024.
Segment operating results and other financial data for the years ended December 31, 2024, 2023, and 2022, with 2023 and 2022 recast to reflect the revised segment reporting requirements, were as follows:

	Year Ended December 31, 2024

(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$687.2	$361.5	$1,048.7
Intersegment sales	—	0.7	0.7
	687.2	362.2	1,049.4
Reconciliation of sales
Elimination of intersegment sales			(0.7)
Total consolidated sales			1,048.7

Cost of sales	(356.3)	(248.0)
Selling, General, and Administrative	(145.6)	(105.0)
Other Operating[1]	(2.4)	(3.5)
Adjusting Items:
Acquisition expenses	4.3	—
Amortization of fair value adjustment to acquisition date inventory	1.7	—
Restructuring and impairment expense	2.4	3.5
Depreciation and amortization expense	32.8	67.5

Adjusted Segment EBITDA	$224.1	$76.7	$300.8

	Year Ended December 31, 2023

(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$658.4	$400.9	$1,059.3
Intersegment sales	—	0.3	0.3
	658.4	401.2	1,059.6
Reconciliation of sales
Elimination of intersegment sales			(0.3)
Total consolidated sales			1,059.3

Cost of sales	(361.0)	(271.7)
Selling, General, and Administrative	(131.3)	(102.9)
Goodwill impairment	—	(60.8)
Other Operating[1]	(3.0)	(1.0)
Adjusting Items:
Acquisition expenses	1.1	—
Non-controlling interest compensation allocation	—	(0.3)
Restructuring and impairment expense	3.0	1.0
Depreciation and amortization expense	25.1	69.2
Goodwill impairment	—	60.8
Adjusted Segment EBITDA	$192.3	$95.5	$287.8

	Year Ended December 31, 2022

(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$623.4	$475.8	$1,099.2
Intersegment sales	0.9	0.3	1.2
	624.3	476.1	1,100.4
Reconciliation of sales
Elimination of intersegment sales			(1.2)
Total consolidated sales			1,099.2

Cost of sales	(361.4)	(315.9)
Selling, General, and Administrative	(131.3)	(103.8)
Goodwill impairment	—	(65.2)
Other Operating[1]	(0.6)	(1.3)
Adjusting Items:
Acquisition expenses	—	0.5
Non-controlling interest compensation allocation	—	(0.6)
Amortization of fair value adjustment to acquisition date inventory	—	13.3
Restructuring and impairment expense	0.6	1.3
Depreciation and amortization expense	26.2	76.6
Goodwill impairment	—	65.2
Adjusted Segment EBITDA	$157.8	$146.2	$304.0

1 Other Operating consists primarily of restructuring and other impairment related expenses.

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Reconciliation of income from continuing operations before income taxes to Adjusted Segment EBITDA
Income from continuing operations before income taxes	$94.4	$37.7	$28.3
Acquisition and divestiture expenses	4.3	1.1	0.5
Non-controlling interest compensation allocation	—	(0.3)	(0.6)
Amortization of fair value adjustment to acquisition date inventory	1.7	—	13.3
Restructuring and impairment expense	5.8	4.0	1.9
Depreciation and amortization expense	100.3	94.3	102.8
Corporate expenses	46.4	51.1	48.7
Interest expense, net	34.5	30.1	33.9
Goodwill impairment	—	60.8	65.2
Other expense (income), net	13.4	9.0	10.0
Adjusted Segment EBITDA	$300.8	$287.8	$304.0
In the table above, corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Net Sales by Geographic Area
United States	$601.7	$640.3	$687.4
Europe	152.4	149.6	139.7
Other foreign	294.6	269.4	272.1
Total	$1,048.7	$1,059.3	$1,099.2

Net sales are attributed to countries based on location of the customer.

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$58.0	$13.8	$71.8
Chemical and material processing	85.1	—	85.1
Commercial vehicle	174.0	—	174.0
Food and pharmaceutical	67.7	—	67.7
General industrial	170.4	25.3	195.7
Oil and gas	52.0	5.7	57.7
Power generation	72.0	—	72.0
Semiconductors	8.0	316.7	324.7
Total third-party sales	$687.2	$361.5	$1,048.7

	Year Ended December 31, 2023
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$47.5	$10.8	$58.3
Chemical and material processing	84.6	—	84.6
Commercial vehicle	198.4	—	198.4
Food and pharmaceutical	65.4	—	65.4
General industrial	166.1	26.9	193.0
Oil and gas	19.8	8.0	27.8
Power generation	68.3	—	68.3
Semiconductors	8.3	355.2	363.5
Total third-party sales	$658.4	$400.9	$1,059.3

	Year Ended December 31, 2022
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$41.2	$6.1	$47.3
Chemical and material processing	77.6	—	77.6
Commercial vehicle	191.2	—	191.2
Food and pharmaceutical	70.8	—	70.8
General industrial	172.0	33.5	205.5
Oil and gas	21.4	5.2	26.6
Power generation	43.1	0.1	43.2
Semiconductors	6.1	430.9	437.0
Total third-party sales	$623.4	$475.8	$1,099.2

Sales to one customer of our Advanced Surface Technologies segment represented approximately $225.4 million, $270.3 million, and $296.5 million of our consolidated sales for the years ended December 31, 2024, 2023, and 2022, respectively.

	Years Ended December 31,
	2024	2023	2022
	(in millions)
Capital Expenditures
Sealing Technologies	$14.1	$17.1	$8.2
Advanced Surface Technologies	15.0	16.8	21.2
Total capital expenditures	$29.1	$33.9	$29.4

Depreciation and Amortization Expense
Sealing Technologies	$32.8	$25.1	$26.1
Advanced Surface Technologies	67.4	69.2	76.7
Corporate	0.1	0.2	0.3
Total depreciation and amortization	$100.3	$94.5	$103.1

	As of December 31,
	2024	2023
	(in millions)
Assets
Sealing Technologies	$883.9	$687.1
Advanced Surface Technologies	1,330.6	1,385.9
Corporate	277.0	426.5
	$2,491.5	$2,499.5

Long-Lived Assets
United States	$184.7	$184.4
France	9.5	9.6
Other Europe	3.5	3.9
Other foreign	48.0	44.4
Total	$245.7	$242.3

Corporate assets include all of our cash and cash equivalents and long-term deferred income taxes. Long-lived assets consist of property, plant and equipment and lease right of use assets.

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 21 sites. In addition to these 21 sites, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at one additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting EPA's response. At 11 of the 21 sites, the future cost of investigation or remediation is expected to be less than $500,000. At 20 of the 21 sites, one or more of our subsidiaries (or an entity that merged with and into one of our subsidiaries) formerly conducted business operations but no longer do. We continue to conduct manufacturing operations at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of December 31, 2024 and 2023, we had recorded liabilities aggregating $40.7 million and $39.0 million, respectively, for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities at December 31, 2024, was $11.3 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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

Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 21 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. The Lower Passaic River Study Area includes a 17-mile tidal portion of the Passaic River stretching from the river’s mouth at Newark Bay to Dundee Dam in Garfield, New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of EnPro Holdings when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The United States Environmental Protection Agency (the “EPA”) notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area.

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
Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area, which is also referred to as Operating Unit 2 (“OU2”). The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision ("ROD") as to the remedy for OU2, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design. On June 30, 2018, Occidental Chemical Corporation sued over 120 parties, including the Company, in the United States District Court for New Jersey seeking recovery of response costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").
On April 14, 2021, the EPA issued its proposed remedy for the remaining portions of the Lower Passaic River Study Area (i.e., the upper nine miles of the river) with an estimated present value cost of approximately $441 million. The proposed remedy would involve dredging and capping of the river sediment as an interim remedy followed by a period of monitoring to evaluate the response of the river system to the interim remedy.
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings, to resolve the settling parties’ liability as to the full 17-mile Lower Passaic River Study Area (including OU2). In September 2022, EnPro Holdings paid $5.9 million as part of a settlement between those parties and EPA. The court approved and entered the settlement on December 18, 2024. The payment will be held in escrow until the deadline for filing an appeal has passed and all appeals (as applicable) have been resolved. Our reserve for the Lower Passaic River Study Area at December 31, 2024 was $0.7 million. Further adjustments to our reserve for the site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.

Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at December 31, 2024 for this site was $12.2 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of

$3.2 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at December 31, 2024.
GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 21 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and groundwater at the site. Our reserve at December 31, 2024 for the site was $2.8 million. These reserves are based on currently available facts about the site and may be revised as investigation of the site continues in accordance with the ISRA requirements, or based on future technical consultation with the state agency.
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
On June 4, 2024, 8 former employees at the Water Valley Facility filed a complaint in the United States District Court, Northern District of Mississippi against EnPro Industries, Inc., EnPro Holdings and others alleging personal injury and other claims related to alleged occupational exposure to TCE. Legal counsel for the eight claimants have indicated in preliminary discussions with the Company's legal counsel that they have identified a significant number of additional potential claimants in this matter for whom they may file complaints. At this time, the Company does not have further information regarding additional potential claimants and no such additional claims have been filed.
Our reserve at December 31, 2024 for the site was $8.7 million for on-going cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system. Given the early stage of the litigation, Enpro cannot estimate a range of reasonably possible outcomes of the eight pending claims or any other claims based on similar allegations, and no reserves have been accrued for the litigation at December 31, 2024.
Other Environmental
In addition to the four sites discussed above, we have additional reserves of $16.2 million for the remaining 17 sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at December 31, 2024.

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
Changes in the carrying amount of the product warranty liability for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
	(in millions)
Balance at beginning of year	$6.4	$5.2	$4.9
Charges to expense	0.6	2.6	2.2
Settlements made	(1.3)	(1.4)	(1.9)
Balance at end of year	$5.7	$6.4	$5.2

20.	Discontinued Operation and Dispositions
In the third quarter of 2022, we entered into an agreement to sell our GGB business and announced our intention to sell Garlock Pipeline Technologies, Inc. ("GPT"). These businesses comprised our remaining Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be discontinued operations. Accordingly, we have reported, for all periods presented, the financial condition, results of operations, and cash flows of Engineered Materials as discontinued operations in the accompanying financial statements.
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

The results of our discontinued operations were as follows:

	Years Ended December 31,
	2023	2022
	(in millions)
Net sales	$2.0	$188.9
Cost of sales	1.3	124.6
Gross profit	0.7	64.3
Operating expenses:
Selling, general, and administrative expenses	0.4	43.8
Other	—	0.2
Total operating expenses	0.4	44.0
Operating income from discontinued operations	0.3	20.3
Income from discontinued operations before income taxes	0.3	20.3
Income tax benefit (expense)	(0.1)	1.8
Income from discontinued operations, net of taxes before gain from sale of discontinued operations	0.2	22.1
Gain from sale of discontinued operations, net of taxes	11.2	176.3
Income from discontinued operations, net of taxes	$11.4	$198.4

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2024, 2023 and 2022
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Expense (income)	Write-off of Receivables	Other (1)	Balance, End of Year
2024	$2.0	$(0.1)	$(1.1)	$0.2	$1.0
2023	$2.9	$(0.3)	$(0.7)	$0.1	$2.0
2022	$2.1	$1.0	$(0.2)	$—	$2.9

(1)Consists primarily of the effect of changes in currency rates.

Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Expense (income)	Other (2)	Balance, End of Year
2024	$2.7	$1.0	$—	$3.7
2023	$10.7	$(8.1)	$0.1	$2.7
2022	$8.9	$2.3	$(0.5)	$10.7

(2)Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.