Form 10-Q
period 2025-03-31
Enpro Inc.
filed 2025-05-06
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2025, there were 21,042,440 shares of common stock of the registrant outstanding, which does not include 175,772 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months Ended March 31, 2025 and 2024
(in millions, except per share amounts)

	2025	2024
Net sales	$273.2	$257.5
Cost of sales	155.0	151.3
Gross profit	118.2	106.2
Operating expenses:
Selling, general and administrative	75.8	77.4
Other	0.6	0.8
Total operating expenses	76.4	78.2
Operating income	41.8	28.0
Interest expense	(9.2)	(10.3)
Interest income	1.2	2.1
Other expense	(1.5)	(5.5)
Income before income taxes	32.3	14.3
Income tax expense	(7.8)	(1.8)
Net income	24.5	12.5
Comprehensive income	$38.0	$9.0

Basic earnings per share	$1.16	$0.60
Diluted earnings per share	$1.15	$0.59

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2025 and 2024
(in millions)

	2025	2024
OPERATING ACTIVITIES
Net income	$24.5	$12.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6.0	5.9
Amortization	19.2	18.7
Promissory note reserve	—	4.5
Deferred income taxes	(0.6)	(0.6)
Stock-based compensation	3.3	2.9
Other non-cash adjustments	2.4	2.0
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(27.1)	(14.7)
Inventories	3.3	0.6
Accounts payable	(3.3)	(7.7)
Other current assets and liabilities	(11.7)	(15.0)
Other non-current assets and liabilities	5.0	(2.8)
Net cash provided by operating activities	21.0	6.3
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(8.0)	(8.2)
Payments for capitalized internal-use software	(1.4)	(0.1)
Acquisition, net of cash acquired	—	(208.9)
Other	—	0.2
Net cash used in investing activities	(9.4)	(217.0)
FINANCING ACTIVITIES
Proceeds from debt	—	39.5
Repayments of debt	(4.0)	(6.5)
Purchase of non-controlling interest	—	(17.9)
Dividends paid	(6.6)	(6.4)
Other	(2.7)	(2.5)
Net cash provided by (used in) financing activities	(13.3)	6.2
Effect of exchange rate changes on cash and cash equivalents	5.7	(1.4)
Net increase (decrease) in cash and cash equivalents	4.0	(205.9)
Cash and cash equivalents at beginning of period	236.3	369.8
Cash and cash equivalents at end of period	$240.3	$163.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4.3	$5.3
Income taxes, net of refunds	$6.6	$4.6
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$1.8	$1.6
Non-cash acquisitions of capitalized internal-use software	$0.9	$—

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$240.3	$236.3
Accounts receivable, net	144.2	115.9
Inventories	136.5	138.8
Prepaid expenses and other current assets	23.2	21.3
Total current assets	544.2	512.3
Property, plant and equipment, net	192.1	193.2
Goodwill	899.2	896.2
Other intangible assets, net	772.0	790.3
Other assets	99.1	99.5
Total assets	$2,506.6	$2,491.5
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$16.0	$16.0
Accounts payable	59.7	66.0
Accrued expenses	108.6	116.0
Total current liabilities	184.3	198.0
Long-term debt	620.4	624.1
Deferred taxes	125.8	126.9
Other liabilities	114.3	113.9
Total liabilities	1,044.8	1,062.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,218,020 shares in 2025 and 21,185,581 shares in 2024	0.2	0.2
Additional paid-in capital	321.2	319.4
Retained earnings	1,193.5	1,175.6
Accumulated other comprehensive loss	(51.9)	(65.4)
Common stock held in treasury, at cost – 176,338 shares in 2025 and 176,684 shares in 2024	(1.2)	(1.2)
Total shareholders’ equity	1,461.8	1,428.6
Total liabilities and equity	$2,506.6	$2,491.5

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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements. The accompanying interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2024 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2024. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2024 included within our annual report on Form 10-K.
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
Recently Issued Accounting Guidance
In November 2023, new accounting guidance was issued that improves reportable segment disclosures surrounding significant segment expenses effective for financial statements issued for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. We have implemented this new guidance for the three months ended March 31, 2025 and have recast the three months ended March 31, 2024 to reflect these revised segment reporting requirements.
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

The effective tax rates for the three months ended March 31, 2025 and 2024 were 24.3% and 12.6%, respectively. The effective tax rate for the three months ended March 31, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions, partially offset by additional tax benefit related to share-based payment awards. The effective tax rate for the three months ended March 31, 2024 is lower than the U.S. Federal tax rate primarily driven by favorable state amended return filings and additional tax benefit related to share-based payment awards, partially offset by higher tax rates in most foreign jurisdictions.

The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, that is effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation to enact Pillar Two. The adoption of Pillar Two has had no impact on our income tax expense for the three months ended March 31, 2025 and we expect there to be minimal impact, if any, in subsequent quarters.
3.    Earnings Per Share

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$24.5	$12.5
Denominator:
Weighted-average shares – basic	21.0	20.9
Share-based awards	0.2	0.2
Weighted-average shares – diluted	21.2	21.1
Earnings per share:
Basic	$1.16	$0.60
Diluted	$1.15	$0.59

4.    Inventories

	March 31, 2025	December 31, 2024
	(in millions)
Finished products	$44.5	$47.5
Work in process	33.3	29.5
Raw materials	58.7	61.8
Total inventories	$136.5	$138.8

5.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2025 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2024	$364.0	$532.2	$896.2
Foreign currency translation	3.0	—	3.0
Goodwill as of March 31, 2025	$367.0	$532.2	$899.2

The goodwill balances reflected above at March 31, 2025 are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	March 31, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Definite-Lived:
Customer relationships	$494.8	$217.5	$493.6	$209.9
Existing technology	569.0	155.4	567.5	143.9
Trademarks	69.7	36.7	69.4	34.9
Other	25.2	21.9	26.6	22.9
	1,158.7	431.5	1,157.1	411.6
Indefinite-Lived:
In-process research and development	14.0	—	14.0	—
Trademarks	30.8	—	30.8	—
Total	$1,203.5	$431.5	$1,201.9	$411.6
Amortization for the three months ended March 31, 2025 and 2024 was $19.0 million and $18.6 million, respectively.
6.    Accrued Expenses

	March 31, 2025	December 31, 2024
	(in millions)
Salaries, wages and employee benefits	$36.5	$52.6
Interest	9.4	4.4
Environmental	12.2	11.3
Income taxes	15.4	11.5
Taxes other than income taxes	5.1	3.5
Operating lease liabilities	10.5	10.2
Other	19.5	22.5
	$108.6	$116.0

7.     Long-Term Debt
Senior Secured Credit Facilities
On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the "Credit Agreement”) among the Company and our subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
The Credit Agreement provided for credit facilities in the initial aggregate principal amount of $1,007.5 million, consisting of a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”), a $142.5 million senior secured term loan facility (the “Term Loan A-1 Facility”), a five-year, senior secured term loan facility of $315.0 million (the “Term Loan A-2 Facility”) and a 364-day, senior secured term loan facility of $150.0 million (the “364-Day Facility” and together with the Revolving Credit Facility, the Term Loan A-1 Facility and the Term Loan A-2 Facility, the “Facilities”). The 364-Day Facility was repaid in full in the third quarter of 2022, and, in the third quarter of 2023, we voluntarily prepaid all then-outstanding borrowings and accrued and unpaid interest under the Term Loan A-1 Facility.

On November 8, 2022, we entered into a First Amendment to the Credit Agreement, which provided that borrowings under the Revolving Credit Facility and the Term Loan A-2 Facility would bear interest at an annual rate of a base rate plus 0.75% or Term SOFR ("Secured Overnight Financing Rate") plus (i) a credit spread adjustment of 0.10% and (ii) 1.75%, although these interest rates were subject to incremental increase or decrease based on a consolidated total net leverage ratio. In addition, a commitment fee accrued with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.225%, which rate was also subject to incremental increase or decrease based on a consolidated total net leverage ratio.

The Term Loan A-2 Facility amortized on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity.

The Company and EnPro Holdings are the permitted borrowers under the Facilities. The Credit Agreement permitted the Company from time to time to designate any of its wholly owned foreign subsidiaries as a borrower under the Revolving Credit Facility. The Credit Agreement required that each of the Company’s domestic subsidiaries (other than any subsidiaries that may be designated as “unrestricted” by the Company from time to time, and inactive subsidiaries) guarantee the obligations of the borrowers under the Facilities, and, subject to the permitted exceptions, each of the Company’s existing domestic subsidiaries has entered into the Credit Agreement to provide such a guarantee.

Borrowings under the Facilities are secured by a first-priority pledge of certain assets. The Credit Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of March 31, 2025.

The borrowing availability under our Revolving Credit Facility at March 31, 2025 was $390.2 million after giving consideration to $9.8 million of outstanding letters of credit. The balance of borrowings outstanding under the Term Loan A-2 Facility at March 31, 2025 was $287.4 million.

As described in Note 16, “Subsequent Event,” on April 9, 2025, the Credit Agreement was amended to, among other things, increase the size of the Revolving Credit Facility from $400 million to $800 million, to extend the maturity of the Revolving Credit Facility to 2030 and to effect the repayment of the remaining borrowings outstanding under the Term Loan A‑2 Facility funded by borrowings under the Revolving Credit Facility and available cash.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of March 31, 2025.

8.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the three months ended March 31, 2025 and 2024, are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Service cost	$0.1	$0.1
Interest cost	1.6	3.2
Expected return on plan assets	(1.4)	(3.6)
Amortization of net loss	0.6	0.4
Net periodic benefit cost	$0.9	$0.1

We do not anticipate making any contributions to our U.S. defined benefit pension plans in calendar year 2025.
In the second quarter of 2024, Enpro initiated a plan to terminate and settle its remaining defined benefit pension plan in the United States. The termination and settlement process for this frozen plan, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to be completed by the end of 2025. At March 31, 2025, approximately $2.4 million of pension liabilities recorded in accrued expenses on our consolidated balance sheet and substantially all pension losses recorded in accumulated other comprehensive loss on our consolidated balance sheet relate to this plan.

Tables showing the changes in accumulated other comprehensive income (loss) and the balance at March 31, 2025 are included in Note 13, "Accumulated Other Comprehensive Income (Loss)".
9.    Shareholders' Equity
The quarterly changes in shareholders' equity during the three months ended March 31, 2025 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2024	21.0	$0.2	$319.4	$1,175.6	$(65.4)	$(1.2)	$1,428.6
Net income	—	—	—	24.5	—	—	24.5
Other comprehensive income	—	—	—	—	13.5	—	13.5
Dividends ($0.31 per share)	—	—	—	(6.6)	—	—	(6.6)
Incentive plan activity	—	—	1.8	—	—	—	1.8
Balance, March 31, 2025	21.0	$0.2	$321.2	$1,193.5	$(51.9)	$(1.2)	$1,461.8

The quarterly changes in shareholders' equity during the three months ended March 31, 2024 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2023	21.0	$0.2	$304.9	$1,128.0	$(22.2)	$(1.2)	$1,409.7	$17.9
Net income	—	—	—	12.5	—	—	12.5	—
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)	—
Dividends ($0.30 per share)	—	—	—	(6.3)	—	—	(6.3)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Acquisition of Alluxa non-controlling interests	—	$—	$—	$—	$—	$—	$—	$(17.9)
Balance, March 31, 2024	21.0	$0.2	$306.4	$1,134.2	$(25.7)	$(1.2)	$1,413.9	$—

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration in February 2025, total dividend payments of $6.6 million were made during the three months ended March 31, 2025.
In April of 2025, our board of directors declared a dividend of $0.31 per share, payable on June 18, 2025, to shareholders of record as of June 4, 2025.
Enpro’s board of directors approved a new share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that had expired. No shares were purchased under the prior repurchase program. Under the replacement authorization, which is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws. The renewed share repurchase authorization expires in October 2026.
In February 2025, we issued stock options to certain key executives for approximately 32,000 common shares with an exercise price of $199.78 per share. The options vest pro-rata on the first, second and third anniversaries of the grant date, subject to continued employment. All options have a term of 10 years.
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

The option awards issued in February 2025 had a fair value of $85.99 per share at their grant date. The following assumptions were used to estimate the fair value of the 2025 option awards:

Average expected term	6 years
Expected volatility	40.49%
Risk-free interest rate	4.17%
Expected dividend yield	0.62%
10.    Business Segment Information
We identify our two operating businesses, Sealing Technologies and Advanced Surface Technologies, as reportable segments. Factors considered in determining our reportable segments include the economic similarity of the businesses, the nature of products sold, or solutions provided, the production processes and the types of customers. Our President and Chief Executive Officer, which we have identified as our Chief Operating Decision Maker ("CODM"), regularly evaluates the individual performance of both operating segments by reviewing segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition expenses, restructuring costs, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. The CODM assesses Adjusted Segment EBITDA in comparison to prior periods, previously forecasted results and anticipated/experienced market trends in determining how to allocate operating and capital resources between the operating segments. The only significant segment expense categories reviewed by the CODM are cost of sales and selling, general, and administrative costs.
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
Segment operating results and other financial data for the three months ended March 31, 2025 and 2024, with 2024 recast to reflect the revised segment reporting requirements, were as follows:

	Three Months Ended March 31, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$179.6	$93.6	$273.2
Intersegment sales	—	0.2	0.2
	179.6	93.8	273.4
Reconciliation of sales
Elimination of intersegment sales			(0.2)
Total consolidated sales			273.2

Cost of sales	(90.9)	(64.1)
Selling, General, and Administrative	(38.4)	(26.2)
Other Operating[1]	—	(0.7)
Adjusting Items:
Acquisition expenses	0.2	—
Restructuring expense	—	0.7
Depreciation and amortization expense	8.2	17.0
Adjusted Segment EBITDA	$58.7	$20.5	$79.2

	Three Months Ended March 31, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$171.6	$85.9	$257.5
Intersegment sales	—	0.1	0.1
	171.6	86.0	257.6
Reconciliation of sales
Elimination of intersegment sales			(0.1)
Total consolidated sales			257.5

Cost of sales	(92.7)	(58.8)
Selling, General, and Administrative	(38.6)	(26.8)
Other Operating[1]	(0.5)	—
Adjusting Items:
Acquisition expenses	3.3	—
Amortization of fair value adjustment to acquisition date inventory	1.7	—
Restructuring expense	0.5	—
Depreciation and amortization expense	7.7	16.9
Adjusted Segment EBITDA	$53.0	$17.3	$70.3
1 Other Operating consists primarily of restructuring related expenses.

	Three Months Ended March 31,
(in millions)	2025	2024
Reconciliation of Income Before Income Taxes to Adjusted Segment EBITDA
Income before income taxes	$32.3	$14.3
Acquisition expenses	0.2	3.3
Amortization of fair value adjustment to acquisition date inventory	—	1.7
Restructuring expense	0.7	0.5
Depreciation and amortization expense	25.2	24.6
Corporate expenses	11.3	12.2
Interest expense, net	8.0	8.2
Other expense, net	1.5	5.5
Adjusted Segment EBITDA	$79.2	$70.3
In the table above, corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net Sales by Geographic Area
United States	$154.7	$147.0
Europe	40.6	37.8
Rest of world	77.9	72.7
Total	$273.2	$257.5
Net sales are attributed to countries based on location of the customer.

Revenue by End Market

Due to the diversified nature of our business and the differentiated portfolio of products and solutions that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$20.3	$4.1	$24.4
Commercial vehicle	40.2	—	40.2
Food and pharmaceutical	18.0	—	18.0
General industrial	66.9	6.7	73.6
Oil and gas	14.8	1.1	15.9
Power generation	17.4	—	17.4
Semiconductors	2.0	81.7	83.7
Total third-party sales	$179.6	$93.6	$273.2

	Three Months Ended March 31, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$14.2	$2.8	$17.0
Commercial vehicle	44.9	—	44.9
Food and pharmaceutical	17.0	—	17.0
General industrial	63.8	6.1	69.9
Oil and gas	12.3	1.5	13.8
Power generation	17.5	—	17.5
Semiconductors	1.9	75.5	77.4
Total third-party sales	$171.6	$85.9	$257.5

In 2025, we refined our end market classification and moved sales previously reported as chemical and material processing to be included in the general industrial market.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Capital Expenditures
Sealing Technologies	$2.7	$2.7
Advanced Surface Technologies	5.3	5.5
Total capital expenditures	$8.0	$8.2

Depreciation and Amortization Expense
Sealing Technologies	$8.2	$7.7
Advanced Surface Technologies	17.0	16.9
Total depreciation and amortization	$25.2	$24.6
Segment assets are as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Assets
Sealing Technologies	$910.1	$883.9
Advanced Surface Technologies	1,318.0	1,330.6
Corporate	278.5	277.0
	$2,506.6	$2,491.5

Corporate assets include all of our cash and cash equivalents.
11.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. The notional amount of foreign exchange contracts was $103.7 million at December 31, 2024. As a result of this note, due to the changes in the foreign exchange rate, we recorded losses of $0.4 million and $0.5 million in the first quarter of 2025 and 2024, respectively. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025.
The earnings impact of these foreign exchange contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations, except for the impacts of the forward contract related to proceeds from the sale of our former GGB business that is recorded in other expense. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In May 2019, we entered into cross-currency swap agreements (the "Swap") with an aggregate notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million Euro with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Swap matures on October 15, 2026.
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
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At March 31, 2025, the fair value of the Swap equaled $4.5 million and was recorded within our other (non-current) assets on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2025	December 31, 2024
	(in millions)
Assets
Foreign currency derivatives	$4.5	$7.9
Deferred compensation assets	14.2	14.0
	$18.7	$21.9
Liabilities
Deferred compensation liabilities	$14.9	$14.8
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 because their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including our Senior Notes that have a determinable fair-value based on quoted market prices for identical liabilities and are classified as Level 2 since the market is not active, approximated their respective fair values.

13.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the three months ended March 31, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$(5.4)	$(60.0)	$(65.4)
Other comprehensive income before reclassifications	12.9	—	12.9
Amounts reclassified from accumulated other comprehensive loss	—	0.6	0.6
Net current-period other comprehensive income	12.9	0.6	13.5
Ending balance	$7.5	$(59.4)	$(51.9)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the three months ended March 31, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$24.1	$(46.3)	$(22.2)
Other comprehensive loss before reclassifications	(3.8)	—	(3.8)
Amounts reclassified from accumulated other comprehensive loss	—	0.3	0.3
Net current-period other comprehensive income (loss)	(3.8)	0.3	(3.5)
Ending balance	$20.3	$(46.0)	$(25.7)

Reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and March 31, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Statement of Operations Caption
	Three Months Ended March 31,
(in millions)	2025	2024
Pension adjustments:
Actuarial losses	$0.6	$0.4	Other expense
Total before tax	0.6	0.4	Income before income taxes
Tax expense	—	(0.1)	Income tax benefit (expense)
Net of tax	$0.6	$0.3	Net income
14.    Commitments and Contingencies
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 21 sites. In addition to these 21 sites, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at one additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting the EPA's response. At 11 of the 21 sites, the future cost of investigation or remediation is expected to be less than $500,000. At 20 of the 21 sites, one or more of our subsidiaries (or an entity that merged with and into one of our subsidiaries) formerly conducted business operations but no longer do. We continue to conduct manufacturing operations at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of March 31, 2025 and December 31, 2024, we had recorded liabilities aggregating $40.2 million and $40.7 million, respectively, in other liabilities for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $11.9 million at March 31, 2025. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have additional contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 21 sites referred to above, is the Lower Passaic River Study Area of the Diamond Alkali Superfund Site in New Jersey. The Lower Passaic River Study Area includes a 17-mile tidal portion of the Passaic River stretching from the river's mouth at Newark Bay to Dundee Dam in Garfield, New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the 1930s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of EnPro Holdings when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The EPA notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the Lower Passaic River Study Area.
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

Previously, on April 11, 2014, the EPA released its Focused Feasibility Study (the “FFS”) with its proposed plan for remediating the lower eight miles of the Lower Passaic River Study Area, which is also referred to as Operating Unit 2 ("OU2"). The FFS calls for bank-to-bank dredging and capping of the riverbed of that portion of the river and estimates a range of the present value of aggregate remediation costs of approximately $953 million to approximately $1.73 billion, although estimates of the costs and the timing of costs are inherently imprecise. On March 3, 2016, the EPA issued the final Record of Decision ("ROD") as to the remedy for OU2, with the maximum estimated cost being reduced by the EPA from $1.73 billion to $1.38 billion, primarily due to a reduction in the amount of cubic yards of material that will be dredged. In October 2016, Occidental Chemical Corporation, the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, reached an agreement with the EPA to develop the design for this proposed remedy at an estimated cost of $165 million. The EPA has estimated that it will take approximately four years to develop this design. On June 30, 2018, Occidental Chemical Corporation sued over 120 parties, including the Company, in the United States District Court for New Jersey seeking recovery of response costs under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA").
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. With the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings, to resolve the settling parties’ liability as to the full 17-mile Lower Passaic River Study Area (including OU2). In September 2022, EnPro Holdings paid $5.9 million as part of a settlement between those parties and the EPA. The court approved and entered the settlement on December 18, 2024, and two parties have appealed the court's order. The payment will be held in escrow until all appeals have been resolved. Our reserve for the Lower Passaic River Study Area at March 31, 2025 was $0.7 million. Further adjustments to our reserve for the site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona. The former operator conducted operations at the mines from 1954 to 1957. In the 1990s, remediation work performed by others at these sites consisted of capping the exposed areas of the mines. We have previously reserved amounts of probable loss associated with these mines, principally including the cost of the investigative work to be conducted at such mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the performance of this work. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses of potential remedial options at each of the sites. In 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at March 31, 2025 for this site was $12.1 million, which reflects the low end of the range of our reasonably likely liability with respect to these sites. We are not able at this time to estimate the upper end of a range of liability with respect to these sites.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from the mine sites. We expect future contributions of $3.1 million from the U.S. government towards remediation of the site. This amount was included in other assets in the accompanying consolidated balance sheet at March 31, 2025.
GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 21 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and groundwater at the site. Our reserve at March 31, 2025 for the site was $2.7 million. These reserves are based on currently available facts about the site and may be revised as investigation of the site continues in accordance with the ISRA requirements, or based on future technical consultation with the state agency.
Water Valley
In connection with operation of a former operation of a division of EnPro Holdings, the Company has been implementing and managing a solution to clean trichloroethylene ("TCE") soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi (the “Water Valley Facility”). The Water Valley Facility was operated by a corporate predecessor of EnPro Holdings from 1972 through 1996, prior to Enpro’s formation in 2002. By 1987, TCE was no longer used at the Water Valley Facility. In 1996, Enpro Holdings’ corporate predecessor sold the division, including the Water Valley Facility, to BorgWarner. In 2021, BorgWarner sold the Water Valley Facility to Solero Technologies, which currently operates it.
On June 4, 2024, eight former employees at the Water Valley Facility filed a complaint in the United States District Court, Northern District of Mississippi against Enpro Inc., EnPro Holdings and others alleging personal injury, nuisance, and other claims related to alleged exposure to TCE. In response to an order of the Federal Court issued on March 17, 2025 dismissing certain of the former employees’ claims, on March 31, 2025, the eight former employees filed an amended complaint with the Federal Court re-alleging certain of their claims. Legal counsel for the eight claimants have indicated in preliminary discussions with the Company's legal counsel that they have identified a significant number of additional potential claimants in this matter for whom they may file complaints. At this time, the Company does not have further information regarding additional potential claimants and no such additional claims have been filed.
Our reserve at March 31, 2025 for the site was $8.3 million for on-going cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system. Given the early stage of the litigation, Enpro cannot estimate a range of reasonably possible outcomes of the pending claims of the eight former employees or any other claims based on similar allegations, and no reserves have been accrued for the litigation at March 31, 2025.
Other Environmental
In addition to the four sites discussed above, we have additional reserves of $16.4 million for the remaining 17 sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at March 31, 2025.
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

Changes in the product warranty liability for the three months ended March 31, 2025 and 2024 are as follows:

	2025	2024
	(in millions)
Balance at beginning of year	$5.7	$6.4
Net charges to expense	—	0.2
Settlements made	(0.4)	(0.3)
Balance at end of period	$5.3	$6.3
15.    Acquisitions
Acquisition of business
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company. AMI, based in Costa Mesa, California, is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition. AMI is included within the Sealing Technologies segment.
The following unaudited pro forma condensed consolidated financial results of operations for the three months ended March 31, 2024 are presented as if the acquisition had been completed prior to 2024:

Three Months Ended March 31,
2024
(in millions)
Pro forma net sales	$260.3
Pro forma net income	$14.7
These amounts have been calculated after applying our accounting policies and adjusting the results of AMI to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied prior to 2024. These pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of any potential synergies as a result of the integration of AMI. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition of AMI occurred prior to 2024, or of future results of Enpro Inc.
Acquisition of non-controlling interests of Enpro subsidiaries
In connection with our acquisition of Alluxa in October 2020, three Alluxa executives (the "Alluxa Executives") received rollover equity interests in the form of approximately 7% of the total equity interest of an entity we formed for the purpose of acquiring Alluxa (the "Alluxa Acquisition Subsidiary"). Pursuant to the limited liability operating agreement (the "Alluxa LLC Agreement") that was entered into with the completion of the transaction, each Alluxa Executive had the right to sell to us, and we had the right to purchase from each Alluxa Executive (collectively, the "Put and Call Rights"), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. In January 2024, we agreed with the Alluxa Executives to change the terms of the Put and Call Rights so that all outstanding equity interests could be acquired in 2024. In February of 2024, we acquired all outstanding equity interests in the Alluxa Acquisition Subsidiary for $17.9 million, which was the minimum fixed price set in the Alluxa LLC Agreement. As this transaction was for the acquisition of all remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholder's equity and as a financing cash flow in the Consolidated Statement of Cash Flows. As of the balance sheet date, Enpro is the sole owner of Alluxa.

16.    Subsequent Event
On April 9, 2025, we entered into a Second Amendment to Third Amended and Restated Credit Agreement dated as of April 9, 2025 (the “Amended Credit Facility Agreement”) to amend the Credit Agreement. The Amended Credit Facility Agreement provides for a Revolving Credit Facility of up to $800.0 million, which will mature on April 9, 2030. On April 9, 2025, in connection with our entry into the Amended Credit Facility Agreement, we repaid the remaining outstanding principal amount of borrowings outstanding under the Term Loan A-2 Facility funded by borrowings under the Revolving Credit Facility and $59.8 million of available cash. The Amended Credit Facility Agreement provides that we may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $275.0 million and 100% of consolidated EBITDA for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio. Any incremental term loans will be subject to prepayment with the net cash proceeds of non-permitted debt issuances and with the net cash proceeds of certain asset sales and casualty or condemnation events not reinvested in our business or applied to prepay such term loans within a specified period.
Borrowings under the Revolving Credit Facility, at our option, bear interest at either (1) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the one-month Term SOFR rate plus 1.00%) or (2) the Term SOFR rate for the applicable interest period plus, in each case, an applicable margin percentage, which initially is 1.375% for Term SOFR borrowings and 0.375% for alternate base rate borrowings and is subject to incremental increase or decrease based on a consolidated total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.175% initially, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
Enpro Inc. and EnPro Holdings are the permitted borrowers under the Amended Credit Facility Agreement. We have the ability to add wholly owned foreign subsidiaries as borrowers under the Revolving Credit Facility. Each of our domestic, consolidated subsidiaries (subject to certain exclusions) is required to guarantee the obligations of the borrowers under the Amended Credit Facility Agreement and, subject to the permitted exceptions, each of the Company’s existing domestic subsidiaries has entered into the Amended Credit Facility Agreement to provide such a guarantee.
Borrowings under the Amended Credit Facility Agreement are secured by a first-priority pledge of certain assets. The Amended Credit Facility Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio as defined in the Amended Credit Facility Agreement.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2024.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, which include:

•economic conditions in the markets served by our businesses and the businesses of our customers, some of which are cyclical and experience periodic downturns and may be affected by the imposition or threat of imposition of tariffs;

•the impact of geopolitical activity on those markets, including instabilities associated with the armed conflict in Ukraine, the armed conflicts in the Middle East and any conflict or threat of conflict that may affect Taiwan;
•uncertainties with respect to the imposition, or threat of imposition, of government tariffs, including tariffs imposed in response to the significant tariffs announced by the U.S. government in 2025, including the broad tariffs announced in April 2025, and retaliatory tariffs announced in response thereto, such as those announced by the Chinese and Canadian governments;
•uncertainties with respect to the imposition of government embargoes, , such as “anti-dumping” duties applicable to classes of products, and import or export licensing requirements, as well as the imposition of trade sanctions against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, which could significantly increase our cost of products or otherwise reduce our sales and harm our business;
•uncertainties with respect to prices and availability of raw materials, including as a result of instabilities from geopolitical conflicts and the imposition of tariffs;
•uncertainties with respect to our ability to achieve anticipated growth within the semiconductor, life sciences, and other technology-enabled markets, including uncertainties with respect to receipt of CHIPS Act support and the timing of completion of our new Arizona facility;
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
Non-GAAP Financial Information
In our discussion of our outlook and results of operations, we utilize financial measures that have not been prepared in conformity with generally accepted accounting principles in the United States ("GAAP"). They include adjusted net income, adjusted diluted earnings per share, adjusted earnings before interest, taxes, depreciation, and amortization ("adjusted EBITDA"), and total adjusted segment EBITDA. Tables showing the reconciliation of these non-GAAP financial measures to the comparable GAAP measures are included in "— Results of Operations" and "—Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures"
We believe these non-GAAP metrics are commonly used financial measures for investors to evaluate our operating performance and, when read in conjunction with our consolidated financial statements, present a useful tool to evaluate our ongoing operations and performance from period to period. In addition, these non-GAAP measures are some of the factors we use in internal evaluations of the overall performance of our businesses. We acknowledge that there are many items that impact our reported results and the adjustments reflected in these non-GAAP measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures we use are not necessarily comparable to similarly titled measures used by other companies.

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
Our Advanced Surface Technologies ("AST") segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s products and solutions include: (i) cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in semiconductor manufacturing equipment, with meaningful exposures to state-of-the-art, advanced node chip applications; (ii) designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets; (iii) engineering and manufacturing complex front-end wafer processing sub-systems and new and refurbished electrostatic chuck pedestals for the semiconductor equipment industry; and (iv) engineering and manufacturing edge-welded metal bellows for the semiconductor equipment industry and critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive products and solutions that enable the performance of our customers’ high-value processes through an entire life cycle.
Acquisition
On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company. AMI is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition and is based in Costa Mesa, California. AMI is included within the Sealing Technologies segment.

Highlights. Financial highlights for the three months ended March 31, 2025 and March 31, 2024 are as follows:

	2025	2024
	(in millions, except per share data)
Net sales	$273.2	$257.5
Net income	$24.5	$12.5
Diluted earnings per share	$1.15	$0.59
Adjusted net income	$40.3	$33.1
Adjusted diluted earnings per share[1]	$1.90	$1.57
Adjusted EBITDA [1]	$67.8	$58.4
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Results of Operations

	Three Months Ended March 31,
	2025	2024
	(in millions)
Sales
Sealing Technologies	$179.6	$171.6
Advanced Surface Technologies	93.8	86.0
	273.4	257.6
Intersegment sales	(0.2)	(0.1)
Net sales	$273.2	$257.5

Net income	$24.5	$12.5

Adjusted Segment EBITDA
Sealing Technologies	$58.7	$53.0
Advanced Surface Technologies	20.5	17.3
Total Adjusted Segment EBITDA	$79.2	$70.3

Reconciliations of Net Income to Adjusted Segment EBITDA
Net income	24.5	12.5
Income tax expense	(7.8)	(1.8)
Income before income taxes	32.3	14.3
Acquisition expenses	0.2	3.3
Amortization of the fair value adjustment to acquisition date inventory	—	1.7
Restructuring expense	0.7	0.5
Depreciation and amortization expense	25.2	24.6
Corporate expenses	11.3	12.2
Interest expense, net	8.0	8.2
Other expense	1.5	5.5
Adjusted Segment EBITDA	$79.2	$70.3
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition expenses, restructuring costs, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly-titled measures used by other companies. Corporate expenses include general corporate administrative costs. Segment non-operating expenses and income, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
Other expense in the table above represents other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Sales of $273.2 million in the first three months of 2025 increased 6.1% from $257.5 million last year. The following table summarizes the impact of an acquisition and foreign currency on segment sales:

Sales	Percent Change Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
increase/(decrease)	Acquisition	Foreign Currency	Organic	Total
Enpro Inc.	1.3%	(1.2)%	6.0%	6.1%
Sealing Technologies	1.9%	(1.7)%	4.5%	4.7%
Advanced Surface Technologies	—%	—%	9.1%	9.1%

Discussion of year-over-year operating performance for each segment for the first three months of 2025:
Sealing Technologies: Sales of $179.6 million in the first three months of 2025 increased 4.7% compared to $171.6 million last year. Excluding unfavorable foreign exchange translation ($3.0 million) and partial contribution from an acquisition completed in late January 2024 ($3.2 million), sales were up 4.5%, or $7.8 million. Higher demand increased sales $4.7 million, with pricing and mix contributing an additional $3.1 million. Strength in aerospace, general industrial and food and pharmaceutical drove the increase in sales, offset in part by weakness in the commercial vehicle market.
Adjusted Segment EBITDA of $58.7 million in the first three months of 2025 increased 10.8% from $53.0 million last year. Adjusted Segment EBITDA margin of 32.7% in the first three months of 2025 expanded 180 basis points from 30.9% last year. Excluding the unfavorable foreign exchange translation ($1.2 million) and partial contribution from an acquisition completed in late January 2024 ($1.6 million), Adjusted Segment EBITDA increased 10.0%, or $5.3 million. The increase in adjusted segment EBITDA was primarily driven by the increase in sales ($7.3 million), partially offset by increased selling, general, and administrative expense ($2.0 million) primarily due to unfavorable foreign currency exchange rates, and increases in wages and professional fees.
Advanced Surface Technologies: Sales of $93.8 million in the first three months of 2025 increased 9.1%, or $7.8 million, compared to $86.0 million last year. Continued growth in leading-edge precision cleaning solutions, increased demand for optical coatings and filter solutions and strength in aerospace applications drove the increase in sales.
Adjusted Segment EBITDA of $20.5 million in the first three months of 2025 increased 18.5% from $17.3 million last year. Adjusted Segment EBITDA margin expanded 180 basis points to 21.9% from 20.1% last year, driven by the increase in sales ($6.4 million), partially offset by increased labor and manufacturing overhead expenses ($3.2 million) in support of new platforms and long-term growth initiatives.
Corporate expenses for the first three months of 2025 decreased $0.9 million as compared to last year, driven by lower restructuring costs and professional fees.
Interest expense, net in the first three months of 2025 remained relatively flat compared to the first three months of 2024.
Other expense in the first three months of 2025 decreased $4.0 million compared to the same period last year, primarily due to a prior-year increase in the valuation reserve on a long-term promissory note received in partial consideration for the sale of a non-strategic business in 2020 ($4.5 million), partially offset by higher non-service pension related costs ($0.8 million).
The effective tax rates for the three months ended March 31, 2025 and 2024 were 24.3% and 12.6%, respectively. The effective tax rate for the three months ended March 31, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions, partially offset by an additional tax benefit related to share-based payment awards. The effective tax rate for the three months ended March 31, 2024 is lower than the U.S. Federal tax rate primarily driven by favorable state amended return filings and additional tax benefit related to share-based payment awards, partially offset by higher tax rates in most foreign jurisdictions.
Net income was $24.5 million, or $1.15 per share, in the first three months of 2025 compared to $12.5 million, or $0.59 per share, in the first three months of 2024. Earnings per share is expressed on a diluted basis.

Backlog

As of March 31, 2025, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $259.1 million. Approximately 95% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance due to shorter lead times for our leading-edge aftermarket or recurring solutions across both segments and some seasonality.

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
As of March 31, 2025, we held $94.3 million of cash and cash equivalents in the United States and $146.0 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $187.1 million at December 31, 2023 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $212.3 million as of March 31, 2025. Whether through the application of the 100 percent dividends-received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first three months of 2025, we repatriated $60.0 million. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities provided $21.0 million of cash in the first three months of 2025 and $6.3 million of cash in the first three months of 2024. The year-over-year increase was primarily driven by the increased revenue and improved profit margins.
Investing activities used $9.4 million of cash in the first three months of 2025 compared to $217.0 million of cash used in investing activities last year. This decrease is primarily driven by the 2024 acquisition of AMI ($209.4 million).
Financing activities used $13.3 million of cash in the first three months of 2025, driven by $6.6 million used for dividends and $4.0 million in repayments of debt. Financing activities in the first three months of 2024 provided $6.2 million, primarily from $33.0 million in net borrowings on our revolving credit facility partially offset by $17.9 million used in the acquisition of Alluxa non-controlling interests and $6.4 million used for dividends paid.
Capital Resources

Senior Secured Credit Facilities. On December 17, 2021, we entered into a Third Amended and Restated Credit Agreement (the “Credit Agreement”) among the Company and its subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), as borrowers, certain foreign subsidiaries of the Company from time-to-time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

The Credit Agreement provided for credit facilities in the initial aggregate principal amount of $1,007.5 million, consisting of a five-year, senior secured revolving credit facility of $400.0 million (the “Revolving Credit Facility”), a $142.5 million senior secured term loan facility (the “Term Loan A-1 Facility”), a five-year, senior secured term loan facility of $315.0 million (the “Term Loan A-2 Facility”) and a 364-day, senior secured term loan facility of $150.0 million (the “364-Day Facility” and together with the Revolving Credit Facility, the Term Loan A-1 Facility and the Term Loan A-2 Facility, the “Facilities”). The 364-Day Facility was repaid in full in the third quarter of 2022, and, in the third quarter of 2023, we voluntarily prepaid all then-outstanding borrowings and accrued and unpaid interest under the Term Loan A-1 Facility.
On November 8, 2022, we entered into a First Amendment to the Credit Agreement, which provided that borrowings under the Revolving Credit Facility and the Term Loan A-2 Facility would bear interest at an annual rate of a base rate plus 0.75% or Term SOFR ("Secured Overnight Financing Rate") plus (i) a credit spread adjustment of 0.10% and (ii) 1.75%, although these interest rates were subject to incremental increase or decrease based on a consolidated total net leverage ratio. In addition, a commitment fee accrued with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.225%, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
The Term Loan A-2 Facility amortized on a quarterly basis in an annual amount equal to 2.5% of the original principal amount of the Term Loan A-2 Facility in each of years one through three, 5.0% of such original principal amount in year four and 1.25% of such original principal amount in each of the first three quarters of year five, with the remaining outstanding principal amount payable at maturity.
Borrowings under the Facilities were secured by a first-priority pledge of certain assets. The Credit Agreement contained certain financial covenants and required financial ratios including a maximum consolidated total net leverage and a minimum consolidated interest coverage as defined in the Credit Agreement. We were in compliance with all covenants of the Credit Agreement as of March 31, 2025.
The borrowing availability under the Revolving Credit Facility at March 31, 2025 was $390.2 million after giving consideration to $9.8 million of outstanding letters of credit. The balance of borrowings outstanding under the Term Loan A-2 Facility at March 31, 2025 was $287.4 million.
On April 9, 2025, we entered into a Second Amendment to Third Amended and Restated Credit Agreement dated as of April 9, 2025 (the “Amended Credit Facility Agreement”) to amend the Credit Agreement. The Amended Credit Facility Agreement provides for a Revolving Credit Facility of up to $800.0 million, which will mature on April 9, 2030. On April 9, 2025, in connection with our entry into the Amended Credit Facility Agreement, we repaid the remaining outstanding principal amount of borrowings outstanding under the Term Loan A-2 Facility funded by borrowings under the Revolving Credit Facility and $59.8 million of available cash.
The Amended Credit Facility Agreement provides that we may seek incremental term loans and/or additional revolving credit commitments in an amount equal to the greater of $275.0 million and 100% of consolidated EBITDA for the most recently ended four-quarter period for which we have reported financial results, plus additional amounts based on a consolidated senior secured leverage ratio. Any incremental term loans will be subject to prepayment with the net cash proceeds of non-permitted debt issuances and with the net cash proceeds of certain asset sales and casualty or condemnation events not reinvested in our business or applied to prepay such term loans within a specified period.
Borrowings under the Revolving Credit Facility, at our option, bear interest at either (1) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the one-month Term SOFR rate plus 1.00%) or (2) the Term SOFR rate for the applicable interest period plus, in each case, an applicable margin percentage, which initially is 1.375% for Term SOFR borrowings and 0.375% for alternate base rate borrowings and is subject to incremental increase or decrease based on a consolidated total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.175% initially, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
Enpro Inc. and EnPro Holdings are the permitted borrowers under the Amended Credit Facility Agreement. We have the ability to add wholly owned foreign subsidiaries as borrowers under the Revolving Credit Facility. Each of our domestic, consolidated subsidiaries (subject to certain exclusions) is required to guarantee the obligations of the borrowers under the Amended Credit Facility Agreement and, subject to the permitted exceptions, each of the Company’s existing domestic subsidiaries has entered into the Amended Credit Facility Agreement to provide such a guarantee.
Collateral. Borrowings under the Amended Credit Facility Agreement are secured by a first priority pledge of the following assets:
•100% of the capital stock of each domestic, consolidated subsidiary of Enpro Inc.;

•65% of the capital stock of any first tier foreign subsidiary of Enpro Inc. and its domestic subsidiaries (subject to certain exclusions); and
•substantially all of the assets (including, without limitation, machinery and equipment, inventory and other goods, accounts receivable, bank accounts, general intangibles, financial assets, investment property, license rights, patents, trademarks, trade names, copyrights, chattel paper, insurance proceeds, contract rights, hedge agreements, documents, instruments, indemnification rights, tax refunds and cash, but excluding real estate interests) of Enpro Inc. and the subsidiary guarantors.
Financial Covenants. The Amended Credit Facility Agreement contains certain financial covenants and required financial ratios, including:
•a maximum consolidated total net leverage ratio of not more than 4.0 to 1.0 (with total debt, for the purposes of such ratio, to be net of unrestricted cash of Enpro Inc. and its consolidated subsidiaries), which ratio may be increased (up to three times) at the borrowers’ option to not more than 4.5 to 1.0 for the four-quarter period following a significant acquisition; and
•a minimum consolidated interest coverage ratio of at least 2.5 to 1.0.
Affirmative and Negative Covenants. The Amended Credit Facility Agreement contains affirmative and negative covenants (subject, in each case, to customary exceptions and qualifications), including covenants that limit our ability to, among other things:
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
Events of Default. The Amended Credit Facility Agreement contains events of default including, but not limited to, nonpayment of principal or interest, violation of covenants, breaches of representations and warranties, cross-default to other debt, bankruptcy and other insolvency events, material judgments, certain ERISA events, actual or asserted invalidity of loan documentation, certain changes of control of Enpro Inc. and the invalidity of subordination provisions of subordinated indebtedness.
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
At March 31, 2025, we were in compliance with all of the covenants of the indenture governing the Senior Notes.

Share Repurchase Program. Enpro’s board of directors approved a new share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that had expired. No shares were purchased under the prior repurchase program. Under the replacement authorization, which is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws. The renewed share repurchase authorization expires in October 2026.

Critical Accounting Estimates

Please refer to "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the fiscal year ended December 31, 2024, for a discussion of our critical accounting estimates, which is incorporated here by reference.

Contingencies

A description of our contingencies is included in Note 14 to the Consolidated Financial Statements in this report, which is incorporated herein by reference.
Supplemental Guarantor Financial Information

On October 17, 2018, we completed the offering of the Senior Notes. The Senior Notes are fully and unconditionally guaranteed on an unsecured, unsubordinated, joint and several basis by our wholly owned direct and indirect domestic subsidiaries, that are each guarantors of our Revolving Credit Facility, including subsidiaries that were wholly owned at the time they provided the guarantee but thereafter became majority owned subsidiaries (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries at March 31, 2025 comprise all of our consolidated domestic subsidiaries at that date. Our subsidiaries organized outside of the United States (collectively, the “Non-Guarantor Subsidiaries”) do not guarantee the Senior Notes.
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
The summarized results of operations for the three months ended March 31, 2025 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$190.4
Gross profit	$71.9
Net income	$3.2

The summarized balance sheet at March 31, 2025 was as follows:

(in millions)	Parent and Guarantor Subsidiaries
ASSETS
Current assets	$307.5
Non-current assets	1,547.3
Total assets	$1,854.8
LIABILITIES AND EQUITY
Current liabilities	$127.9
Non-current liabilities	798.1
Total liabilities	926.0
Shareholders’ equity	928.8
Total liabilities and equity	$1,854.8
The table above reflects $10.3 million of current intercompany receivables due to the Guarantor Subsidiaries from the Non-Guarantor Subsidiaries and $8.9 million of current intercompany payables due to the Non-Guarantor Subsidiaries from the Guarantor Subsidiaries within total current assets and liabilities.
The summarized results of operations for the year ended December 31, 2024 were as follows:

(in millions)	Parent and Guarantor Subsidiaries
Net sales	$738.2
Gross profit	$270.5
Net loss	$(8.9)

The summarized balance sheet at December 31, 2024 was as follows:

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

Reconciliations of Non-GAAP Financial Measures to the Comparable GAAP Measures
We believe that it would be helpful to the readers of the financial statements to understand the impact of certain selected items on our reported net income and diluted earnings per share, including items that may recur from time to time. The items adjusted for in these non-GAAP financial measures are those that are excluded by management in budgeting or projecting for performance in future periods, as they typically relate to events specific to the period in which they occur. Accordingly, these are some of the factors the company uses in internal evaluations of the overall performance of its businesses. In addition, management believes these non-GAAP financial measures are commonly used financial measures for investors to evaluate the company’s operating performance and, when read in conjunction with the company’s consolidated financial statements, present a useful tool to evaluate the company’s ongoing operations and performance from period to period. Management acknowledges that there are many items that impact a company’s reported results and the adjustments reflected in these non-GAAP financial measures are not intended to present all items that may have impacted these results. In addition, these non-GAAP measures are not necessarily comparable to similarly titled measures used by other companies.
A reconciliation of (i) net income to adjusted net income, including on a per share basis, and (ii) net income to adjusted EBITDA for the three months ended March 31, 2025 and 2024 as set forth below.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended March 31,
	2025				2024
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$24.5	21.2	$1.15		$12.5	21.1	$0.59
Income tax expense	7.8				1.8
Income before income taxes	32.3				14.3

Adjustments from selling, general, and administrative:
Acquisition expenses	0.2				3.3
Amortization of acquisition-related intangible assets	19.1				18.6
Adjustments from other operating expense and cost of sales:
Restructuring expense	0.6				0.8
Amortization of the fair value adjustment to acquisition date inventory	—				1.7
Adjustments from other non-operating expense:
Environmental reserve adjustment	—				0.2
Costs associated with previously disposed businesses	0.3				0.3
Pension expense - non-service cost	0.8				—
Foreign exchange losses related to the divestiture of a discontinued operation[1]	0.4				0.5
Long-term promissory note reserve[2]	—				4.5
Adjusted income before income taxes	53.7				44.2
Adjusted income tax expense	(13.4)				(11.1)
Adjusted net income	$40.3	21.2	$1.90	3	$33.1	21.1	$1.57	3
1 In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that is denominated in a foreign currency. As a result of this note, we have recorded losses due to the changes in the foreign exchange rate. This intercompany note was settled in March 2025.
2We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected future credit losses. We will continue to monitor the note regularly and make adjustments to the reserve as needed based on known facts and circumstances.

3 Adjusted diluted earnings per share.

The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0%.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended
	March 31,
(in millions)	2025	2024
Net income	24.5	12.5

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	8.0	8.2
Income tax expense	7.8	1.8
Depreciation and amortization expense	25.2	24.6
Restructuring expense	0.6	0.8
Environmental reserve adjustments	—	0.2
Costs associated with previously disposed businesses	0.3	0.3
Acquisition expenses	0.2	3.3
Pension expense - non-service cost	0.8	—
Amortization of the fair value adjustment to acquisition date inventory	—	1.7
Foreign exchange losses related to the divestiture of a discontinued operation[1]	0.4	0.5
Long-term promissory note reserve[2]	—	4.5
Adjusted EBITDA	$67.8	$58.4
1 In connection with the sale of GGB, accounted for as a discontinued operation, in the fourth quarter of 2022, we issued an intercompany note between a domestic and foreign entity that is denominated in a foreign currency. As a result of this note, we have recorded losses due to the changes in the foreign exchange rate. This intercompany note was settled in March 2025.
2 We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected future credit losses. We will continue to monitor the note regularly and make adjustments to the reserve as needed based on known facts and circumstances.

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the Indenture.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2024.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. The notional amount of foreign exchange contracts was $103.7 million at December 31, 2024. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025.

The earnings impact of these foreign exchange contract are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In May 2019, we entered into cross-currency swap agreements with an aggregate notional amount of $100.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million Euro with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. These swap agreements mature on October 15, 2026.
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
In addition, no change in our internal control over financial reporting has occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
 Item 1.    Legal Proceedings.
A description of environmental and other legal matters is included in Note 14 to the Consolidated Financial Statements in this report, which is incorporated herein by reference. In addition to the matters noted and discussed in those sections of this report, we are from time to time subject to, and are presently involved in, other litigation and legal proceedings arising in the ordinary course of business. We believe that the outcome of such other litigation and legal proceedings will not have a material adverse effect on our financial condition, results of operations and cash flows.
 Item 1A.    Risk Factors.
An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than as noted below, there have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Increased costs for raw materials, the termination of existing supply arrangements or other disruptions of our supply chain has had, and could continue in the future to have, a material adverse effect on our business.
We have seen organic changes related to price increases of raw materials over the past several years. The prices of some of our raw materials may continue to increase due to supply chain limitations or the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws, including tariffs imposed in response to the significant tariffs announced by the U.S. government in 2025, including the broad tariffs announced in April 2025, and retaliatory tariffs announced in response thereto, such as those announced by the Chinese and Canadian governments. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows. In addition, we have limited sources for certain key raw materials and other supplies.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2025.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2025	—		—		—	$50,000,000	(1)
February 1 - February 28, 2025	—		—		—	$50,000,000	(1)
March 1 - March 31, 2025	693	(2)	$162.96	(2)	—	$50,000,000	(1)
Total	693	(2)	$162.96	(2)	—	$50,000,000	(1)
(1)In October 2024, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026. We have not made any repurchases under this authorization.

(2)In March 2025, a total of 693 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 58 shares were valued at a price of $175.76 per share, the closing trading price of our common stock on March 19, 2025, and 635 of these shares were valued at a price of $161.79 per share, the closing trading price of our common stock on March 31, 2025. Accordingly, the total 693 shares were valued at a weighted average price of $162.96 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.
During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 6th day of May, 2025.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, Chief Administrative Officer and General Counsel

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer