Form 10-Q
period 2025-06-30
Enpro Inc.
filed 2025-08-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2025, there were 21,053,512 shares of common stock of the registrant outstanding, which does not include 175,178 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$288.1	$271.9	$561.3	$529.4
Cost of sales	163.3	152.9	318.3	304.2
Gross profit	124.8	119.0	243.0	225.2
Operating expenses:
Selling, general and administrative	79.2	70.3	154.9	147.7
Other	(0.1)	0.7	0.6	1.5
Total operating expenses	79.1	71.0	155.5	149.2
Operating income	45.7	48.0	87.5	76.0
Interest expense	(9.0)	(10.7)	(18.2)	(21.0)
Interest income	1.5	1.2	2.7	3.3
Other expense	(2.7)	(2.1)	(4.2)	(7.6)
Income before income taxes	35.5	36.4	67.8	50.7
Income tax expense	(9.1)	(9.7)	(16.9)	(11.5)
Net income	26.4	26.7	50.9	39.2
Comprehensive income	$36.8	$18.6	$74.8	$27.6

Basic earnings per share	$1.26	$1.27	$2.42	$1.87
Diluted earnings per share	$1.25	$1.27	$2.40	$1.86

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2025 and 2024
(in millions)

	2025	2024
OPERATING ACTIVITIES
Net income	$50.9	$39.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12.0	11.8
Amortization	38.4	38.0
Promissory note reserve	—	4.5
Deferred income taxes	(1.1)	(1.2)
Stock-based compensation	7.2	6.9
Other non-cash adjustments	4.6	3.3
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(21.6)	(17.3)
Inventories	(1.6)	2.1
Accounts payable	5.0	(6.3)
Other current assets and liabilities	(24.1)	(25.0)
Other non-current assets and liabilities	3.5	(6.5)
Net cash provided by operating activities	73.2	49.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(17.9)	(13.1)
Payments for capitalized internal-use software	(2.5)	(0.9)
Acquisition, net of cash acquired	—	(209.4)
Other	0.8	0.3
Net cash used in investing activities	(19.6)	(223.1)
FINANCING ACTIVITIES
Proceeds from debt	680.0	52.5
Repayments of debt	(851.5)	(38.6)
Purchase of non-controlling interest	—	(17.9)
Debt issuance costs	(7.7)	—
Dividends paid	(13.2)	(12.7)
Other	(2.5)	(2.3)
Net cash used in financing activities	(194.9)	(19.0)
Effect of exchange rate changes on cash and cash equivalents	12.1	(1.3)
Net decrease in cash and cash equivalents	(129.2)	(193.9)
Cash and cash equivalents at beginning of period	236.3	369.8
Cash and cash equivalents at end of period	$107.1	$175.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18.9	$19.9
Income taxes, net of refunds	$22.5	$15.8
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$2.9	$2.1
Non-cash acquisitions of capitalized internal-use software	$1.1	$0.5

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$107.1	$236.3
Accounts receivable, net	140.9	115.9
Inventories	143.3	138.8
Prepaid expenses and other current assets	33.4	21.3
Total current assets	424.7	512.3
Property, plant and equipment, net	198.1	193.2
Goodwill	904.6	896.2
Other intangible assets, net	754.4	790.3
Other assets	93.5	99.5
Total assets	$2,375.3	$2,491.5
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.2	$16.0
Accounts payable	69.6	66.0
Accrued expenses	100.6	116.0
Total current liabilities	170.4	198.0
Long-term debt	464.9	624.1
Deferred taxes	123.6	126.9
Other liabilities	120.3	113.9
Total liabilities	879.2	1,062.9
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,222,944 shares in 2025 and 21,185,581 shares in 2024	0.2	0.2
Additional paid-in capital	325.2	319.4
Retained earnings	1,213.4	1,175.6
Accumulated other comprehensive loss	(41.5)	(65.4)
Common stock held in treasury, at cost – 175,645 shares in 2025 and 176,684 shares in 2024	(1.2)	(1.2)
Total shareholders’ equity	1,496.1	1,428.6
Total liabilities and equity	$2,375.3	$2,491.5

See notes to consolidated financial statements (unaudited).

ENPRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview and Basis of Presentation
Overview
Enpro Inc. (“we,” “us,” “our,” “Enpro,” or the “Company”) is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, industrial process, commercial vehicle, sustainable power generation, aerospace (including commercial space), food and pharmaceutical, photonics and life sciences. The Company is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that contribute key functionality or safeguard a variety of critical environments.
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

The effective tax rates for the quarters ended June 30, 2025 and 2024 were 25.5% and 26.7%, respectively. The effective tax rate for the quarters ended June 30, 2025 and June 30, 2024 are higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits.
The effective tax rates for the six months ended June 30, 2025 and 2024 were 24.9% and 22.7%, respectively. The effective tax rate for the six months ended June 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits. The effective tax rate for the six months ended June 30, 2024 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions partially offset by favorable state amended return filings and additional tax benefit related to share-based payment awards.
The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, that is effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation to enact Pillar Two. The adoption of Pillar Two has had no impact on our income tax expense for the six months ended June 30, 2025 and the six months ended June 30, 2024 and we expect there to be minimal impact, if any, for calendar 2025.
Subsequent Event
On July 4, 2025, H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (“the Act”), commonly referred to as the "One Big Beautiful Bill Act,” was enacted in the United States. The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100 percent bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation as well as several core international tax provisions. The Company is currently evaluating the impact of these tax law changes on the effective tax rate, deferred tax assets and liabilities, and cash taxes payable. Any effects will be reflected in the financial statements in the third quarter of 2025, which is the period of enactment.
3.    Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$26.4	$26.7	$50.9	$39.2
Denominator:
Weighted-average shares – basic	21.0	21.0	21.0	20.9
Share-based awards	0.2	0.1	0.2	0.2
Weighted-average shares – diluted	21.2	21.1	21.2	21.1
Earnings per share:
Basic	$1.26	$1.27	$2.42	$1.87
Diluted	$1.25	$1.27	$2.40	$1.86

4.    Inventories

	June 30, 2025	December 31, 2024
	(in millions)
Finished products	$45.9	$47.5
Work in process	35.0	29.5
Raw materials	62.4	61.8
Total inventories	$143.3	$138.8

5.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2025 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2024	$364.0	$532.2	$896.2
Foreign currency translation	8.4	—	8.4
Goodwill as of June 30, 2025	$372.4	$532.2	$904.6

The goodwill balances reflected above at June 30, 2025 are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	June 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Definite-Lived:
Customer relationships	$497.0	$225.7	$493.6	$209.9
Existing technology	570.1	166.0	567.5	143.9
Trademarks	70.4	38.8	69.4	34.9
Other	25.1	22.6	26.6	22.9
	1,162.6	453.1	1,157.1	411.6
Indefinite-Lived:
In-process research and development	14.0	—	14.0	—
Trademarks	30.9	—	30.8	—
Total	$1,207.5	$453.1	$1,201.9	$411.6
Amortization for the quarters and six months ended June 30, 2025 and 2024 was $19.1 million, $19.1 million $38.1 million and $37.7 million, respectively.
6.    Accrued Expenses

	June 30, 2025	December 31, 2024
	(in millions)
Salaries, wages and employee benefits	$39.5	$52.6
Interest	2.7	4.4
Environmental	8.6	11.3
Income taxes	14.9	11.5
Taxes other than income taxes	5.2	3.5
Operating lease liabilities	11.1	10.2
Other	18.6	22.5
	$100.6	$116.0

7.     Long-Term Debt
Senior Secured Credit Facilities
    On April 9, 2025, we entered into a Second Amendment to Third Amended and Restated Credit Agreement dated as of

April 9, 2025 (the “Amended Credit Facility Agreement”) among the Company and our subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
The Amended Credit Facility Agreement amended the agreement then governing our senior secured credit facilities and provides for a senior secured revolving credit facility of up to $800.0 million (the “Revolving Credit Facility”), which will mature on April 9, 2030. On April 9, 2025, in connection with our entry into the Amended Credit Facility Agreement, we repaid the remaining outstanding principal amount of term loan borrowings outstanding under the agreement governing our senior secured credit facilities prior to such amendment, funded by borrowings under the Revolving Credit Facility and $59.8 million of available cash.
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
Borrowings under the Amended Credit Facility Agreement are secured by a first-priority pledge of certain assets. The Amended Credit Facility Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio as defined in the Amended Credit Facility Agreement. We were in compliance with all covenants of the Amended Credit Facility Agreement as of June 30, 2025.
The borrowing availability under our Revolving Credit Facility at June 30, 2025 was $770.4 million after giving consideration to $9.6 million of outstanding letters of credit and $20.0 million of outstanding borrowings.
Senior Notes
On May 29, 2025, we completed the offering of $450 million in aggregate principal amount of 6.125% Senior Notes due 2033 (the “Senior Notes”). The Senior Notes were issued to investors at 100% of the principal amount thereof. The Senior Notes are unsecured, unsubordinated obligations of Enpro Inc. and mature on June 1, 2033. Interest on the Senior Notes accrues at a rate of 6.125% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing December 1, 2025. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of Enpro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of Enpro or any of the guarantors above a specified threshold. We may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest.
The indenture governing the Senior Notes includes covenants that restrict our ability, subject to specified exceptions and qualifications set forth in the indenture, to incur liens on assets, engage in certain asset sales, including sale and leaseback transactions, and merge, consolidate, transfer or dispose of all or substantially all assets. The indenture further requires us to offer to repurchase the Senior Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest, in the event that the net cash proceeds of certain asset sales are not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount.

Each holder of the Senior Notes may require us to repurchase some or all of the Senior Notes held by such holder for cash upon the occurrence of a defined “change of control” event. Our ability to redeem the Senior Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.
We applied a portion of the net proceeds from the sale of the Senior Notes to fund the redemption on June 12, 2025 of all of our outstanding 5.75% Senior Notes due 2026 (having an aggregate principal amount of $350 million) at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued but unpaid interest to, but not including, the redemption date.
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of June 30, 2025.
Debt Issuance Costs
During the quarter ended June 30, 2025, we capitalized $8.0 million of debt issuance costs in connection with our Amended Credit Facility Agreement and the issuance of our Senior Notes. Additionally, in connection with the redemption of our 5.75% Senior Notes and repayment of the remaining outstanding principal amount of our Term Loan A-2 Facility in the second quarter of 2025, we recognized a $1.7 million loss on extinguishment related to unamortized debt issuance costs recorded in other non-operating expense.

8.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the quarters and six months ended June 30, 2025 and 2024, are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	Pension Benefits		Pension Benefits
	2025	2024	2025	2024
	(in millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.6	3.2	3.2	6.4
Expected return on plan assets	(1.4)	(3.5)	(2.8)	(7.1)
Amortization of net loss	0.6	0.4	1.2	0.8
Net periodic benefit cost	$0.9	$0.2	$1.8	$0.3

We do not anticipate making any contributions to our U.S. defined benefit pension plans in calendar year 2025.
In the second quarter of 2024, Enpro initiated a plan to terminate and settle its remaining defined benefit pension plan in the United States. The termination and settlement process for this frozen plan, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, is expected to be completed by the end of 2025. At June 30, 2025, approximately $2.5 million of pension liabilities recorded in accrued expenses on our consolidated balance sheet and substantially all pension losses recorded in accumulated other comprehensive loss on our consolidated balance sheet relate to this plan.

Tables showing the changes in accumulated other comprehensive income (loss) and the balance at June 30, 2025 are included in Note 13, "Accumulated Other Comprehensive Income (Loss)".

9.    Shareholders' Equity
The quarterly changes in shareholders' equity during the six months ended June 30, 2025 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2024	21.0	$0.2	$319.4	$1,175.6	$(65.4)	$(1.2)	$1,428.6
Net income	—	—	—	24.5	—	—	24.5
Other comprehensive income	—	—	—	—	13.5	—	13.5
Dividends ($0.31 per share)	—	—	—	(6.6)	—	—	(6.6)
Incentive plan activity	—	—	1.8	—	—	—	1.8
Balance, March 31, 2025	21.0	$0.2	$321.2	$1,193.5	$(51.9)	$(1.2)	$1,461.8
Net income	—	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	10.4	—	10.4
Dividends ($0.31 per share)	—	—	—	(6.5)		—	(6.5)
Incentive plan activity	—	—	4.0	—	—	—	4.0
Balance, June 30, 2025	21.0	$0.2	$325.2	$1,213.4	$(41.5)	$(1.2)	$1,496.1

The quarterly changes in shareholders' equity during the six months ended June 30, 2024 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2023	21.0	$0.2	$304.9	$1,128.0	$(22.2)	$(1.2)	$1,409.7	$17.9
Net income	—	—	—	12.5	—	—	12.5	—
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)	—
Dividends ($0.30 per share)	—	—	—	(6.3)	—	—	(6.3)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Acquisition of Alluxa non-controlling interests	—	—	—	—	—	—	—	(17.9)
Balance, March 31, 2024	21.0	$0.2	$306.4	$1,134.2	$(25.7)	$(1.2)	$1,413.9	$—
Net income	—	—	—	26.7	—	—	26.7	—
Other comprehensive loss	—	—	—	—	(8.1)	—	(8.1)	—
Dividends ($0.30 per share)	—	—	—	(6.3)		—	(6.3)	—
Incentive plan activity	—	—	4.2	—	—	—	4.2	—
Balance, June 30, 2024	21.0	$0.2	$310.6	$1,154.6	$(33.8)	$(1.2)	$1,430.4	$—

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. In accordance with the board of directors' declaration in February 2025, total dividend payments of $13.2 million were made during the six months ended June 30, 2025.
On July 31, 2025, our board of directors declared a dividend of $0.31 per share, payable on September 17, 2025, to shareholders of record as of September 3, 2025.
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
10.    Business Segment Information
We identify our two operating businesses, Sealing Technologies and Advanced Surface Technologies, as reportable segments. Factors considered in determining our reportable segments include the economic similarity of the businesses, the nature of products sold, or solutions provided, the production processes and the types of customers. Our President and Chief Executive Officer, who we have identified as our Chief Operating Decision Maker ("CODM"), regularly evaluates the individual performance of both operating segments by reviewing segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition expenses, restructuring costs, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. The CODM assesses Adjusted Segment EBITDA in comparison to prior periods, previously forecasted results and anticipated/experienced market trends in determining how to allocate operating and capital resources between the operating segments. The only significant segment expense categories reviewed by the CODM are cost of sales and selling, general, and administrative costs.
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

Segment operating results and other financial data for the quarters and six months ended June 30, 2025 and 2024, with 2024 recast to reflect the revised segment reporting requirements, were as follows:

	Quarter Ended June 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$187.5	$100.6	$288.1
Intersegment sales	—	0.3	0.3
	187.5	100.9	288.4
Reconciliation of sales
Elimination of intersegment sales			(0.3)
Total consolidated sales			288.1

Cost of sales	(94.2)	(69.6)
Selling, General, and Administrative	(38.6)	(28.4)
Other Operating[1]	0.4	(0.2)
Adjusting Items:
Acquisition expenses	0.3	—
Restructuring expense (income), net	(0.4)	0.2
Depreciation and amortization expense	8.3	16.9
Adjusted Segment EBITDA	$63.3	$19.8	$83.1

	Quarter Ended June 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$184.0	$87.9	$271.9
Intersegment sales	—	0.2	0.2
	184.0	88.1	272.1
Reconciliation of sales
Elimination of intersegment sales			(0.2)
Total consolidated sales			271.9

Cost of sales	(92.2)	(60.7)
Selling, General, and Administrative	(35.0)	(25.1)
Other Operating[1]	(0.6)	—
Adjusting Items:
Acquisition expenses	0.2	—
Restructuring expense	0.6	—
Depreciation and amortization expense	8.4	16.8
Adjusted Segment EBITDA	$65.4	$19.1	$84.5

	Six Months Ended June 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$367.1	$194.2	$561.3
Intersegment sales	—	0.5	0.5
	367.1	194.7	561.8
Reconciliation of sales
Elimination of intersegment sales			(0.5)
Total consolidated sales			561.3

Cost of sales	(185.1)	(133.8)
Selling, General, and Administrative	(77.0)	(54.5)
Other Operating[1]	0.4	(0.9)
Adjusting Items:
Acquisition expenses	0.5	—
Restructuring expense (income), net	(0.4)	0.9
Depreciation and amortization expense	16.5	33.9
Adjusted Segment EBITDA	$122.0	$40.3	$162.3

	Six Months Ended June 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$355.6	$173.8	$529.4
Intersegment sales	—	0.3	0.3
	355.6	174.1	529.7
Reconciliation of sales
Elimination of intersegment sales			(0.3)
Total consolidated sales			529.4

Cost of sales	(184.9)	(119.6)
Selling, General, and Administrative	(73.6)	(51.8)
Other Operating[1]	(1.1)	—
Adjusting Items:
Acquisition expenses	3.5	—
Amortization of fair value adjustment to acquisition date inventory	1.7	—
Restructuring expense	1.1	—
Depreciation and amortization expense	16.1	33.7
Adjusted Segment EBITDA	$118.4	$36.4	$154.8
1 Other Operating consists primarily of restructuring related expense (income), net, which includes income related to gains on the sale of fixed assets as a result of restructuring actions.

	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Reconciliation of Income Before Income Taxes to Adjusted Segment EBITDA
Income before income taxes	$35.5	$36.4	$67.8	$50.7
Acquisition expenses	0.3	0.2	0.5	3.5
Amortization of fair value adjustment to acquisition date inventory	—	—	—	1.7
Restructuring expense (income), net	(0.2)	0.6	0.5	1.1
Depreciation and amortization expense	25.2	25.2	50.4	49.8
Corporate expenses	12.1	10.5	23.4	22.7
Interest expense, net	7.5	9.5	15.5	17.7
Other expense, net	2.7	2.1	4.2	7.6
Adjusted Segment EBITDA	$83.1	$84.5	$162.3	$154.8
In the table above, corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA.

	Quarters Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Sales by Geographic Area
United States	$163.1	$161.7	$317.8	$308.7
Europe	42.4	40.0	83.0	77.8
Rest of world	82.6	70.2	160.5	142.9
Total	$288.1	$271.9	$561.3	$529.4
Net sales are attributed to countries based on location of the customer.

Revenue by End Market

Due to the diversified nature of our business and the differentiated portfolio of products and solutions that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and six months ended June 30, 2025 and June 30, 2024:

	Quarter Ended June 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$17.9	$3.5	$21.4
Commercial vehicle	45.1	—	45.1
Food and pharmaceutical	19.7	—	19.7
General industrial	68.7	6.7	75.4
Oil and gas	16.0	2.0	18.0
Power generation	18.0	—	18.0
Semiconductors	2.1	88.4	90.5
Total third-party sales	$187.5	$100.6	$288.1

	Quarter Ended June 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$13.9	$3.2	$17.1
Commercial Vehicle	48.0	—	48.0
Food and pharmaceutical	18.0	—	18.0
General industrial	66.7	6.4	73.1
Oil and gas	14.8	1.5	16.3
Power generation	19.9	—	19.9
Semiconductors	2.7	76.8	79.5
Total third-party sales	$184.0	$87.9	$271.9

	Six Months Ended June 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$38.2	$7.6	$45.8
Commercial vehicle	85.3	—	85.3
Food and pharmaceutical	37.7	—	37.7
General industrial	135.6	13.4	149.0
Oil and gas	30.8	3.1	33.9
Power generation	35.4	—	35.4
Semiconductors	4.1	170.1	174.2
Total third-party sales	$367.1	$194.2	$561.3

	Six Months Ended June 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$28.1	$6.0	$34.1
Commercial vehicle	92.9	—	92.9
Food and pharmaceutical	35.0	—	35.0
General industrial	130.5	12.5	143.0
Oil and gas	27.1	3.0	30.1
Power generation	37.4	—	37.4
Semiconductors	4.6	152.3	156.9
Total third-party sales	$355.6	$173.8	$529.4

In 2025, we refined our end market classification and moved sales previously reported as chemical and material processing to be included in the general industrial market.

	Quarters Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Capital Expenditures
Sealing Technologies	$4.1	$2.3	$6.8	$5.0
Advanced Surface Technologies	5.8	2.6	11.1	8.1
Total capital expenditures	$9.9	$4.9	$17.9	$13.1

Depreciation and Amortization Expense
Sealing Technologies	$8.3	$8.4	$16.5	$16.1
Advanced Surface Technologies	16.9	16.8	33.9	33.7
Total depreciation and amortization	$25.2	$25.2	$50.4	$49.8

Segment assets are as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Assets
Sealing Technologies	$918.1	$883.9
Advanced Surface Technologies	1,310.5	1,330.6
Corporate	146.7	277.0
	$2,375.3	$2,491.5

Corporate assets include all of our cash and cash equivalents.
11.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. The notional amount of foreign exchange contracts was $103.7 million at December 31, 2024. As a result of this note, due to the changes in the foreign exchange rate, we recorded losses of $0.4 million in the first quarter of 2025 and $0.4 million and $0.9 million in the quarter and six months ended June 30, 2024, respectively. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025.
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
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At June 30, 2025, the fair value of the Swap equaled $4.4 million and was recorded within our other (non-current) liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	June 30, 2025	December 31, 2024
	(in millions)
Assets
Foreign currency derivatives	$—	$7.9
Deferred compensation assets	14.0	14.0
	$14.0	$21.9
Liabilities
Deferred compensation liabilities	$14.8	$14.8
Foreign currency derivatives	4.4	—
	$19.2	$14.8
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 because their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including our Senior Notes that have a determinable fair-value based on quoted market prices for identical liabilities and are classified as Level 2 since the market is not active. At June 30, 2024, the fair value of these instruments was approximately 3% higher than the carrying value. At December 31, 2024, the carrying value approximated the respective fair value.

13.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$7.5	$(59.4)	$(51.9)
Other comprehensive income before reclassifications	10.0	—	10.0
Amounts reclassified from accumulated other comprehensive loss	—	0.4	0.4
Net current-period other comprehensive income	10.0	0.4	10.4
Ending balance	$17.5	$(59.0)	$(41.5)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$20.3	$(46.0)	$(25.7)
Other comprehensive loss before reclassifications	(8.3)	—	(8.3)
Amounts reclassified from accumulated other comprehensive loss	—	0.2	0.2
Net current-period other comprehensive income	(8.3)	0.2	(8.1)
Ending balance	$12.0	$(45.8)	$(33.8)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$(5.4)	$(60.0)	$(65.4)
Other comprehensive income before reclassifications	22.9	—	22.9
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	22.9	1.0	23.9
Ending balance	$17.5	$(59.0)	$(41.5)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$24.1	$(46.3)	$(22.2)
Other comprehensive loss before reclassifications	(12.1)	—	(12.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Net current-period other comprehensive income (loss)	(12.1)	0.5	(11.6)
Ending balance	$12.0	$(45.8)	$(33.8)

Reclassifications out of accumulated other comprehensive income (loss) for the quarters and six months ended June 30, 2025 and June 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Pension adjustments:
Actuarial losses	$0.6	$0.4	$1.2	$0.8	Other expense
Total before tax	0.6	0.4	1.2	0.8	Income before income taxes
Tax expense	(0.2)	(0.2)	(0.2)	(0.3)	Income tax expense
Net of tax	$0.4	$0.2	$1.0	$0.5	Net income
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of June 30, 2025 and December 31, 2024, we had recorded liabilities aggregating $38.7 million and $40.7 million, respectively, in other liabilities for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $8.6 million at June 30, 2025. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Prior to the submission of the RI/FS, on April 14, 2021, the EPA issued its proposed remedy for the remaining portions of the Lower Passaic River Study Area (i.e., the upper nine miles of the river) with an estimated present value cost of approximately $441 million. The proposed remedy would involve dredging and capping of the river sediment as an interim remedy followed by a period of monitoring to evaluate the response of the river system to the interim remedy.
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. Following the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings, to resolve the settling parties’ liability as to the full 17-mile Lower Passaic River Study Area (including OU2). In September 2022, EnPro Holdings paid $5.9 million as part of a settlement between those parties and the EPA. The court approved and entered the settlement on December 18, 2024, and two parties have appealed the court's order. The payment will be held in escrow until all appeals have been resolved. Our reserve for the Lower Passaic River Study Area at June 30, 2025 was $0.7 million, which is for work remaining at the site that is not covered by the settlement. Further adjustments to our reserve for the site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona, including two EPA-designated “priority” mines located in the Cameron Chapter of the Navajo Nation and six EPA-designated “non-priority” mines located in the more remote Bodaway Gap Chapter of the Navajo Nation, which are collectively one of the 21 sites referenced above. The former operator conducted operations at these mines from 1954 to 1957, prior to Enpro's formation in 2002. In the 1990s, remediation work performed by others consisted of capping the exposed areas of these mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the investigation and remediation of these mines. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses (EE/CA's) of potential remedial options at each of the mines. In 2020, the EPA initiated group discussions with EnPro Holdings and other potentially responsible parties to resolve various technical issues, including the development of cleanup standards. Based on these discussions and subsequent discussions with other responsible parties with similar sites, we have concluded that further remedial work beyond maintenance of and minor repairs to the existing caps is probable, and we have evaluated the feasibility of various remediation scenarios. Our reserve at June 30, 2025 for this site was $11.6 million, which reflects estimated costs to consolidate mining waste on-site and construct enhanced caps for each of the eight uranium mines and is the low end of the range of our reasonably likely liability with respect to these mines. Based on discussions with the EPA, EnPro Holdings will include multiple remedial options in the EE/CA for each of the mines, including an evaluation of consolidating and capping mining wastes on site and alternatives involving the excavation and transport of on-site mining waste to an off-site disposal location. If required, excavation and transport of mining wastes at one or more of the eight sites for off-site disposal would significantly increase costs, and we are not able at this time to estimate the upper end of a range of liability with respect to these mines.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from these mines. Based on current reserve amounts, we expect future contributions of $3.8 million from the U.S. government towards remediation of these mines. This amount is included in other assets in the accompanying consolidated balance sheet at June 30, 2025.
GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 21 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and groundwater at the site. Our reserve at June 30, 2025 for the site was $2.4 million. These reserves are based on currently available facts about the site and may be revised as investigation of the site continues in accordance with the ISRA requirements, or based on future technical consultation with the state agency.
Water Valley
In connection with operation of a former division of EnPro Holdings, the Company has been implementing and managing a solution to clean trichloroethylene ("TCE") soil and groundwater contamination at the location of a former operation in Water Valley, Mississippi (the “Water Valley Facility”). The Water Valley Facility was operated by a corporate predecessor of EnPro Holdings from 1972 through 1996, prior to Enpro’s formation in 2002. By 1987, TCE was no longer used at the Water Valley Facility. In 1996, Enpro Holdings’ corporate predecessor sold the division, including the Water Valley Facility, to BorgWarner. In 2021, BorgWarner sold the Water Valley Facility to Solero Technologies, which currently operates it.
On June 4, 2024, eight former employees at the Water Valley Facility filed a complaint in the United States District Court, Northern District of Mississippi against Enpro Inc., EnPro Holdings and others alleging personal injury, nuisance, and other claims related to alleged exposure to TCE. In response to an order of the Federal Court issued on March 17, 2025 dismissing the former employees’ occupational exposure-related claims with prejudice based upon the exclusivity of the Mississippi Workers' Compensation Act and identifying defects in the remaining claims, the eight former employees filed an amended complaint with the Federal Court re-alleging certain of their remaining claims on March 31, 2025. EnPro Holdings has filed a motion to dismiss those claims in this amended complaint, which remains pending. Legal counsel for these former employees have indicated in preliminary discussions with the Company's legal counsel that they have identified a significant number of potential claimants who are not current or former employees of the Water Valley Facility for whom they may file complaints. At this time, the Company does not have further information regarding potential non-employee claimants and no such additional lawsuits have been filed.
From May 28, 2025 through July 18, 2025, 148 individuals, including the eight former employees who filed the amended complaint described above, filed petitions with the Mississippi Workers’ Compensation Commission alleging that they are former employees at the Water Valley Facility and suffered injury caused by workplace exposure to toxic chemicals. These claimants allegedly worked at the Water Valley Facility for periods spanning from prior to 1972 to present. These petitions name EnPro Holdings’ corporate predecessor and certain of the subsequent operators of the Water Valley Facility as potentially liable employers.
Our reserve at June 30, 2025 for the site was $7.9 million for on-going cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system. Given the early stage of these pending legal proceedings, Enpro cannot estimate a range of reasonably possible outcomes of the pending Federal Court lawsuit of the eight former employees, the pending workers compensation petitions, or any other lawsuits or claims based on similar allegations, and no reserves have been accrued for such legal proceedings at June 30, 2025. We have notified relevant workers compensation and general liability insurers of the claims and petitions described above.
Other Environmental
In addition to the four sites discussed above, we have additional reserves of $16.1 million for the remaining 17 sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at June 30, 2025.

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
Changes in the product warranty liability for the six months ended June 30, 2025 and 2024 are as follows:

	2025	2024
	(in millions)
Balance at beginning of year	$5.7	$6.4
Net charges to expense	0.2	0.4
Settlements made	(1.0)	(0.7)
Balance at end of period	$4.9	$6.1
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
The following unaudited pro forma condensed consolidated financial results of operations for the quarter and six months ended June 30, 2024 are presented as if the acquisition had been completed prior to 2024:

	Quarter Ended June 30,	Six Months Ended June 30,
	2024	2024
	(in millions)
Pro forma net sales	$271.9	$532.2
Pro forma net income	$26.9	$41.6
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

Acquisition of non-controlling interests of Enpro subsidiaries
In connection with our acquisition of Alluxa in October 2020, three Alluxa executives (the "Alluxa Executives") received rollover equity interests in the form of approximately 7% of the total equity interest of an entity we formed for the purpose of acquiring Alluxa (the "Alluxa Acquisition Subsidiary"). Pursuant to the limited liability operating agreement (the "Alluxa LLC Agreement") that was entered into with the completion of the transaction, each Alluxa Executive had the right to sell to us, and we had the right to purchase from each Alluxa Executive (collectively, the "Put and Call Rights"), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. In January 2024, we agreed with the Alluxa Executives to change the terms of the Put and Call Rights so that all outstanding equity interests could be acquired in 2024. In February of 2024, we acquired all outstanding equity interests in the Alluxa Acquisition Subsidiary for $17.9 million, which was the minimum fixed price set in the Alluxa LLC Agreement. As this transaction was for the acquisition of all remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholder's equity and as a financing cash flow in the Consolidated Statement of Cash Flows. Enpro is the sole owner of Alluxa.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2024, and in Part II, Item 1 of this quarterly report on Form 10-Q which include:

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
•uncertainties with respect to the imposition, or threat of imposition, of government tariffs, including tariffs imposed in response to the significant tariffs announced by the U.S. government in 2025 and retaliatory tariffs announced in response thereto;
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

Our Sealing Technologies segment engineers and manufactures value-added products and solutions that safeguard a variety of critical environments, including: metallic, non-metallic and composite material gaskets; dynamic seals; compression packing; elastomeric components; custom-engineered mechanical seals used in diverse applications; hydraulic components; test, measurement and sensing applications; sanitary gaskets; hoses and fittings for hygienic process industries; fluid transfer products for the pharmaceutical and biopharmaceutical industries; and commercial vehicle solutions used in wheel-end and suspension components.
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
Acquisition. On January 29, 2024, Enpro acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company. AMI is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition and is based in Costa Mesa, California. AMI is included within the Sealing Technologies segment.
Highlights. Financial highlights for the quarters and six months ended June 30, 2025 and June 30, 2024 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Net sales	$288.1	$271.9	$561.3	$529.4
Net income	$26.4	$26.7	$50.9	$39.2
Diluted earnings per share	$1.25	$1.27	$2.40	$1.86
Adjusted net income	$43.1	$43.9	$83.4	$77.0
Adjusted diluted earnings per share[1]	$2.03	$2.08	$3.93	$3.65
Adjusted EBITDA [1]	$71.1	$74.0	$138.9	$132.5
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Sales
Sealing Technologies	$187.5	$184.0	$367.1	$355.6
Advanced Surface Technologies	100.9	88.1	194.7	174.1
	288.4	272.1	561.8	529.7
Intersegment sales	(0.3)	(0.2)	(0.5)	(0.3)
Net sales	$288.1	$271.9	$561.3	$529.4

Net income	$26.4	$26.7	$50.9	$39.2

Adjusted Segment EBITDA
Sealing Technologies	$63.3	$65.4	$122.0	$118.4
Advanced Surface Technologies	19.8	19.1	40.3	36.4
Total Adjusted Segment EBITDA	$83.1	$84.5	$162.3	$154.8

Reconciliations of Net Income to Adjusted Segment EBITDA
Net income	26.4	26.7	50.9	39.2
Income tax expense	(9.1)	(9.7)	(16.9)	(11.5)
Income before income taxes	35.5	36.4	67.8	50.7
Acquisition expenses	0.3	0.2	0.5	3.5
Amortization of the fair value adjustment to acquisition date inventory	—	—	—	1.7
Restructuring expense (income), net	(0.2)	0.6	0.5	1.1
Depreciation and amortization expense	25.2	25.2	50.4	49.8
Corporate expenses	12.1	10.5	23.4	22.7
Interest expense, net	7.5	9.5	15.5	17.7
Other expense	2.7	2.1	4.2	7.6
Adjusted Segment EBITDA	$83.1	$84.5	$162.3	$154.8
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition expenses, restructuring costs, net of gains on restructuring-related sales of assets, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Corporate expenses include general corporate administrative costs. Segment non-operating expenses and income, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
Other expense in the table above represents other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.

Second Quarter of 2025 Compared to the Second Quarter of 2024
Sales of $288.1 million in the second quarter of 2025 increased 6.0% from $271.9 million last year. The following table summarizes the impact of foreign currency on segment sales:

Sales	Percent Change Quarter Ended June 30, 2025 vs. Quarter Ended June 30, 2024
increase/(decrease)	Organic	Foreign Currency	Total
Enpro Inc.	5.6%	0.4%	6.0%
Sealing Technologies	1.5%	0.4%	1.9%
Advanced Surface Technologies	14.5%	—%	14.5%

Discussion of year-over-year operating performance for each segment for the second quarter of 2025:

Sealing Technologies. Sales of $187.5 million in the second quarter of 2025 increased 1.9% compared to $184.0 million in the same period of 2024. Excluding foreign exchange translation ($0.8 million), sales were up 1.5% or $2.7 million. Strength in aerospace and food and pharmaceutical demand, firm general industrial performance, and strategic pricing ($5.2 million) more than offset continued softness in the commercial vehicle OEM market and timing of the nuclear deliveries year-over-year.

Adjusted Segment EBITDA of $63.3 million in the second quarter of 2025 decreased 3.2% from $65.4 million in the second quarter of 2024. Segment AEBITDA margin narrowed slightly to 33.8% in the second quarter of 2025 from 35.5% last year. Excluding foreign exchange translation ($0.1 million), adjusted Segment EBITDA decreased 3.4%, or $2.2 million, driven by transactional foreign exchange headwinds ($1.9 million), slight variations in mix and timing of deliveries. Last year, segment profitability exceeded 35% for the first time.

Advanced Surface Technologies. Sales of $100.9 million in the second quarter of 2025 increased 14.5% or $12.8 million compared to sales of $88.1 million in the same period last year. Continued growth in precision cleaning solutions, optical coatings, and improved demand for in-chamber semiconductor tools and assemblies drove the sales increase.

Adjusted Segment EBITDA of $19.8 million in the second quarter of 2025 increased 3.7% from $19.1 million in the comparable period of 2024. Segment AEBITDA margin decreased to 19.6% from 21.7% in the second quarter of 2024. Contribution from the increase in sales was primarily offset by unfavorable foreign currency exchange rates ($2.8 million), a mix shift toward certain in-chamber tools and assemblies and increased labor and manufacturing overhead expenses ($2.5 million) in support of new platforms and long-term growth initiatives.

Corporate expenses for the second quarter of 2025 of $12.1 million increased $1.6 million as compared to the same period in 2024, primarily due to increased incentive compensation accruals and increased health insurance costs, partially offset by lower restructuring costs and professional fees.

Interest expense, net in the second quarter of 2025 decreased by $2.0 million from the second quarter of 2024 primarily driven by lower outstanding debt in 2025.

Other expense, net in the second quarter of 2025 increased $0.6 million compared to the same period in 2024, primarily due to a loss on the extinguishment of debt ($1.7 million), higher non-service pension related costs ($0.7 million), and an increase to insurance receivables in the prior year as a result of selling a claim from an insolvent carrier related to legacy matters ($0.6 million), partially offset by a year-over-year decrease in environmental costs ($2.8 million).
The effective tax rates for the quarters ended June 30, 2025 and 2024 were 25.5% and 26.7%, respectively. The effective tax rate for the quarters ended June 30, 2025 and June 30, 2024 are higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits.

Net income was $26.4 million, or $1.25 per share, in the second quarter of 2025 compared to $26.7 million, or $1.27 per share, in the second quarter of 2024. Earnings per share is expressed on a fully diluted basis.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Sales of $561.3 million in the first six months of 2025 increased 6.0% from $529.4 million last year. The following table summarizes the impact of an acquisition and foreign currency on segment sales:

Sales	Percent Change Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
increase/(decrease)	Organic	Acquisition	Foreign Currency	Total
Enpro Inc.	5.8%	0.6%	(0.4)%	6.0%
Sealing Technologies	3.0%	0.9%	(0.7)%	3.2%
Advanced Surface Technologies	11.8%	—%	—%	11.8%

Discussion of year-over-year operating performance for each segment for the first six months of 2025:
Sealing Technologies: Sales of $367.1 million in the first six months of 2025 increased 3.2% compared to $355.6 million in the prior-year period. Excluding unfavorable foreign exchange translation ($2.1 million) and partial contribution from an acquisition completed in late January 2024 ($3.2 million), sales were up 2.9%, or $10.4 million. The increase in sales was driven primarily by strength in aerospace and food and pharmaceutical demand ($2.0 million) and strategic pricing and mix ($8.5 million), offset in part by weak commercial vehicle OEM demand.
Adjusted Segment EBITDA of $122.0 million in the first six months of 2025 increased 3.0% , or $3.6 million, from $118.4 million in the comparable period of 2024. Adjusted Segment EBITDA margin of 33.2% in the first six months of 2025 was flat compared to the prior-year period. Excluding the unfavorable foreign exchange translation ($1.1 million) and partial contribution from an acquisition completed in late January 2024 ($1.6 million), Adjusted Segment EBITDA increased 2.6%, or $3.1 million. Contribution from the increase in sales ($9.9 million) in the first six months of 2025 was partially offset by increased personnel and administrative costs ($1.6 million), incentive compensation accruals ($0.8 million), and unfavorable foreign currency exchange rates ($2.8 million).
Advanced Surface Technologies: Sales of $194.7 million in the first six months of 2025 increased 11.8%, or $20.6 million, compared to $174.1 million in the prior-year period. Continued growth in leading-edge precision cleaning solutions and optical coatings, as well as improved demand for in-chamber semiconductor tools and assemblies drove the increase in sales.
Adjusted Segment EBITDA of $40.3 million in the first six months of 2025 increased 10.7%, or $3.9 million, from $36.4 million in the comparable period of 2024. Adjusted Segment EBITDA margin of 20.7% was down slightly from 20.9% in the prior-year period. Contribution from the increase in sales was partially offset by unfavorable foreign currency exchange rates ($3.0 million), increased operating expenses ($4.3 million) in support of new platforms and long-term growth initiatives.
Corporate expenses for the first six months of 2025 of $23.4 million increased $0.7 million as compared to the same period of 2024, primarily due to increased incentive compensation accruals and higher health insurance costs, partially offset by lower restructuring costs and professional fees.
Interest expense, net in the first six months of 2025 decreased by $2.2 million compared to the first six months of 2024 primarily driven by lower outstanding debt in 2025.
Other expense in the first six months of 2025 decreased $3.4 million compared to the same period last year, primarily due to the prior-year increase in the valuation reserve on a long-term promissory note received in partial consideration for the sale of a non-strategic business in 2020 ($4.5 million) and a decrease in environmental costs ($3.0 million), partially offset by a loss on the extinguishment of debt ($1.7 million), higher non-service pension related costs ($1.5 million), and an increase to insurance receivables in the prior year as a result of selling a claim from an insolvent carrier related to legacy matters ($0.6 million).
The effective tax rates for the six months ended June 30, 2025 and 2024 were 24.9% and 22.7%, respectively. The effective tax rate for the six months ended June 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits. The effective tax rate for the six months ended June 30, 2024 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions partially offset by favorable state amended return filings and additional tax benefit related to share-based payment awards.

Net income was $50.9 million, or $2.40 per share, in the first six months of 2025 compared to $39.2 million, or $1.86 per share, in the first six months of 2024. Earnings per share is expressed on a diluted basis.

Backlog

As of June 30, 2025, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $273.8 million. Approximately 95% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance due to shorter lead times for our leading-edge aftermarket or recurring solutions across both segments and some seasonality.

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
As of June 30, 2025, we held $14.8 million of cash and cash equivalents in the United States and $92.3 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $187.1 million at December 31, 2023 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $174 million as of June 30, 2025. Whether through the application of the 100 percent dividends-received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first six months of 2025, we repatriated $137.2 million. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities provided $73.2 million of cash in the first six months of 2025 and $49.5 million of cash in the first six months of 2024. The year-over-year increase was primarily driven by higher net income and lower cash payments of incentive compensation, partially offset by higher cash taxes paid.
Investing activities used $19.6 million of cash in the first six months of 2025 compared to $223.1 million of cash used in investing activities last year. This decrease is primarily driven by the 2024 acquisition of AMI ($209.4 million).
Financing activities used $194.9 million of cash in the first six months of 2025, primarily driven by $851.5 million in repayments of debt, $7.7 million in debt issuance costs, and $13.2 million used for dividends, partially offset by $680 million in proceeds from issuing debt. Financing activities in the first six months of 2024 used $19.0 million, primarily from $17.9 million used for the acquisition of Alluxa non-controlling interests and $12.7 million used for dividends paid partially offset by $13.9 million in net borrowings.
Capital Resources
Senior Secured Credit Facilities. On April 9, 2025, we entered into a Second Amendment to Third Amended and Restated Credit Agreement dated as of April 9, 2025 (the “Amended Credit Facility Agreement”) among the Company and our subsidiary, EnPro Holdings, Inc. ("EnPro Holdings"), as borrowers, certain foreign subsidiaries of the Company from time to time party thereto, as designated borrowers, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Amended Credit Facility Agreement amended the agreement then governing our senior secured credit facilities and provides for a senior secured revolving credit facility of up to $800.0 million (the “Revolving Credit Facility”), which will mature on April 9, 2030. On April 9, 2025, in connection with our entry into the Amended Credit Facility Agreement, we repaid the remaining outstanding principal amount of term loan borrowings outstanding under the agreement governing our senior secured credit facilities prior to such amendment, funded by borrowings under the Revolving Credit Facility and $59.8 million of available cash.

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
Availability and Compliance. The borrowing availability under our Revolving Credit Facility at June 30, 2025 was $770.4 million after giving consideration to $9.6 million of outstanding letters of credit and $20.0 million of outstanding borrowings. We were in compliance with all covenants of the Amended Credit Facility Agreement as of June 30, 2025.
Senior Notes. On May 29, 2025, we completed the offering of $450 million in aggregate principal amount of 6.125% Senior Notes due 2033 (the “Senior Notes”). The Senior Notes were issued to investors at 100% of the principal amount thereof. The Senior Notes are unsecured, unsubordinated obligations of Enpro Inc. and mature on June 1, 2033. Interest on the Senior Notes accrues at a rate of 6.125% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing December 1, 2025. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of Enpro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of Enpro or any of the guarantors above a specified threshold. We may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest.
The indenture governing the Senior Notes includes covenants that restrict our ability, subject to specified exceptions and qualifications set forth in the indenture, to incur liens on assets, engage in certain asset sales, including sale and leaseback transactions, and merge, consolidate, transfer or dispose of all or substantially all assets. The indenture further requires us to offer to repurchase the Senior Notes at a price equal to 100.0% of the principal amount thereof plus accrued and unpaid interest, in the event that the net cash proceeds of certain asset sales are not reinvested in acquisitions, capital expenditures, or used to repay or otherwise reduce specified indebtedness within a specified period, to the extent the remaining net proceeds exceed a specified amount.
Each holder of the Senior Notes may require us to repurchase some or all of the Senior Notes held by such holder for cash upon the occurrence of a defined “change of control” event. Our ability to redeem the Senior Notes prior to maturity is subject to certain conditions, including in certain cases the payment of make-whole amounts.
We applied a portion of the net proceeds from the sale of the Senior Notes to fund the redemption on June 12, 2025 of all of our outstanding 5.75% Senior Notes due 2026 (having an aggregate principal amount of $350 million) at a redemption price equal to 100% of the aggregate principal amount thereof, plus accrued but unpaid interest to, but not including, the redemption date.
At June 30, 2025, we were in compliance with all of the covenants of the indenture governing the Senior Notes.
Share Repurchase Program. Enpro’s board of directors approved a share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that had expired. No shares were purchased under the prior repurchase program. Under the replacement authorization, which is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws. The renewed share repurchase authorization expires in October 2026.

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
A reconciliation of (i) net income to adjusted net income, including on a per share basis, and (ii) net income to adjusted EBITDA for the quarters and six months ended June 30, 2025 and 2024 as set forth below.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Quarters Ended June 30,
	2025				2024
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$26.4	21.2	$1.25		$26.7	21.1	$1.27
Income tax expense	9.1				9.7
Income before income taxes	35.5				36.4

Adjustments from selling, general, and administrative:
Acquisition expenses	0.3				0.2
Amortization of acquisition-related intangible assets	19.1				19.2
Adjustments from other operating expense and cost of sales:
Restructuring expense (income), net	(0.1)				0.7
Adjustments from other non-operating expense:
Asbestos receivable adjustment	—				(0.6)
Environmental reserve adjustment	(0.7)				2.1
Costs associated with previously disposed businesses	0.4				0.1
Pension expense - non-service cost	0.8				0.1
Loss on extinguishment	1.7				—
Foreign exchange losses related to the divestiture of a discontinued operation	—				0.4
Other adjustments:
Other	0.5				(0.1)
Adjusted income before income taxes	57.5				58.5
Adjusted income tax expense	(14.4)				(14.6)
Adjusted net income	$43.1	21.2	$2.03	2	$43.9	21.1	$2.08	2

	Six Months Ended June 30,
	2025				2024
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$50.9	21.2	$2.40		$39.2	21.1	$1.86
Income tax expense	16.9				11.5
Income before income taxes	67.8				50.7

Adjustments from selling, general, and administrative:
Acquisition expenses	0.5				3.5
Amortization of acquisition-related intangible assets	38.1				37.7
Adjustments from other operating expense and cost of sales:
Restructuring expense (income), net	0.6				1.5
Amortization of the fair value adjustment to acquisition date inventory	—				1.7
Adjustments from other non-operating expense:
Asbestos receivable adjustment	—				(0.6)
Environmental reserve adjustment	(0.7)				2.3
Costs associated with previously disposed businesses	0.6				0.4
Pension expense - non-service cost	1.6				0.1
Loss on extinguishment	1.7				—
Foreign exchange losses related to the divestiture of a discontinued operation	0.4				0.9
Long-term promissory note reserve[1]	—				4.5
Other adjustments:
Other	0.5				—
Adjusted income before income taxes	111.1				102.7
Adjusted income tax expense	(27.7)				(25.7)
Adjusted net income	$83.4	21.2	$3.93	2	$77.0	21.1	$3.65	2

1We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected future credit losses. We monitor the note quarterly and make adjustments as needed.

2Adjusted diluted earnings per share.

The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0%.

Reconciliation of Net Income to Adjusted EBITDA

	Quarters Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Net income	$26.4	$26.7	$50.9	$39.2

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	7.5	9.5	15.5	17.7
Income tax expense	9.1	9.7	16.9	11.5
Depreciation and amortization expense	25.2	25.2	50.4	49.8
Restructuring expense (income), net	(0.1)	0.7	0.6	1.5
Environmental reserve adjustments	(0.7)	2.1	(0.7)	2.3
Costs associated with previously disposed businesses	0.4	0.1	0.6	0.4
Acquisition expenses	0.3	0.2	0.5	3.5
Pension expense - non-service cost	0.8	0.1	1.6	0.1
Asbestos receivable adjustment	—	(0.6)	—	(0.6)
Amortization of the fair value adjustment to acquisition date inventory	—	—	—	1.7
Loss on extinguishment	1.7	—	1.7	—
Foreign exchange losses related to the divestiture of a discontinued operation	—	0.4	0.4	0.9
Long-term promissory note reserve[1]	—	—	—	4.5
Other	0.5	(0.1)	0.5	—
Adjusted EBITDA	$71.1	$74.0	$138.9	$132.5
1 We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected future credit losses. We monitor the note quarterly and make adjustments as needed.

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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have seen organic changes related to price increases of raw materials in the past, which has adversely affected our business and results of operations. The prices of some of our raw materials may continue to increase due to supply chain limitations or the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws, including tariffs announced by the U.S. government in 2025 and retaliatory tariffs announced in response thereto. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Similarly, the loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows. In addition, we have limited sources for certain key raw materials and other supplies.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2025.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2025	—		—		—	$50,000,000	(1)
May 1 - May 31, 2025	—		—		—	$50,000,000	(1)
June 1 - June 30, 2025	594	(2)	$191.00	(2)	—	$50,000,000	(1)
Total	594	(2)	$191.00	(2)	—	$50,000,000	(1)
(1)In October 2024, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026. We have not made any repurchases under this authorization.

(2)In June 2025, a total of 594 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 57 shares were valued at a price of $185.86 per share, the closing trading price of our common stock on June 18, 2025, and 537 of these shares were valued at a price of $191.55 per share, the closing trading price of our common stock on June 30, 2025. Accordingly, the total 594 shares were valued at a weighted average price of $191.00 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

Item 5.     Other Information.
During the quarter ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.
The exhibits to this report on Form 10-Q are listed in the following Exhibit Index.

EXHIBIT INDEX

4.1
Indenture dated as of May 29, 2025 among Enpro Inc., the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Enpro Inc. on May 29, 2025 (File No. 001-31225))

10.1
Second Amendment to Third Amended and Restated Credit Agreement dated as of April 9, 2025 among Enpro Inc., EnPro Holdings, Inc., the Guarantors party thereto, the Lenders party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by Enpro Inc. on April 10, 2025 (File No. 001-31225))

10.2
Enpro Inc. Amended and Restated 2020 Equity Compensation Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed by Enpro Inc. on March 24, 2025 (File No. 001-31225))

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of August, 2025.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, Chief Administrative Officer and General Counsel

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer