Form 10-Q
period 2025-09-30
Enpro Inc.
filed 2025-11-04
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2025, there were 21,065,729 shares of common stock of the registrant outstanding, which does not include 174,673 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$286.6	$260.9	$847.9	$790.3
Cost of sales	166.4	150.6	484.7	454.8
Gross profit	120.2	110.3	363.2	335.5
Operating expenses:
Selling, general and administrative	78.9	71.7	233.8	219.4
Other	0.4	4.5	1.0	6.0
Total operating expenses	79.3	76.2	234.8	225.4
Operating income	40.9	34.1	128.4	110.1
Interest expense	(6.9)	(10.4)	(25.1)	(31.4)
Interest income	0.5	1.4	3.2	4.7
Other expense	(2.4)	(1.1)	(6.6)	(8.7)
Income before income taxes	32.1	24.0	99.9	74.7
Income tax expense	(10.5)	(4.2)	(27.4)	(15.7)
Net income	21.6	19.8	72.5	59.0
Comprehensive income	$26.3	$29.1	$101.1	$56.7

Basic earnings per share	$1.03	$0.94	$3.45	$2.82
Diluted earnings per share	$1.01	$0.94	$3.41	$2.80

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2025 and 2024
(in millions)

	2025	2024
OPERATING ACTIVITIES
Net income	$72.5	$59.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.2	17.8
Amortization	57.4	57.2
Promissory note reserve	—	4.5
Deferred income taxes	(1.7)	(1.8)
Stock-based compensation	10.5	9.8
Other non-cash adjustments	7.1	8.0
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(19.7)	(14.8)
Inventories	0.6	4.5
Accounts payable	(2.8)	(8.4)
Other current assets and liabilities	(8.0)	(25.8)
Other non-current assets and liabilities	4.4	(6.5)
Net cash provided by operating activities	138.5	103.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29.8)	(18.8)
Payments for capitalized internal-use software	(3.8)	(1.9)
Acquisition, net of cash acquired	—	(209.4)
Other	0.9	0.6
Net cash used in investing activities	(32.7)	(229.5)
FINANCING ACTIVITIES
Proceeds from debt	680.0	52.5
Repayments of debt	(871.6)	(58.6)
Purchase of non-controlling interest	—	(18.3)
Debt issuance costs	(8.0)	—
Dividends paid	(19.7)	(19.0)
Other	(1.6)	(0.6)
Net cash used in financing activities	(220.9)	(44.0)
Effect of exchange rate changes on cash and cash equivalents	11.7	7.1
Net decrease in cash and cash equivalents	(103.4)	(162.9)
Cash and cash equivalents at beginning of period	236.3	369.8
Cash and cash equivalents at end of period	$132.9	$206.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19.1	$25.3
Income taxes, net of refunds	$33.6	$30.0
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$4.9	$3.9
Non-cash acquisitions of capitalized internal-use software	$1.4	$0.5

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$132.9	$236.3
Accounts receivable, net	139.5	115.9
Inventories	141.6	138.8
Prepaid expenses and other current assets	43.0	21.3
Total current assets	457.0	512.3
Property, plant and equipment, net	205.4	193.2
Goodwill	906.3	896.2
Other intangible assets, net	736.0	790.3
Other assets	94.1	99.5
Total assets	$2,398.8	$2,491.5
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.2	$16.0
Accounts payable	64.1	66.0
Accrued expenses	122.8	116.0
Total current liabilities	187.1	198.0
Long-term debt	445.0	624.1
Deferred taxes	126.9	126.9
Other liabilities	118.7	113.9
Total liabilities	877.7	1,062.9
Commitments and contingent liabilities
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued, 21,240,275 shares in 2025 and 21,185,581 shares in 2024	0.2	0.2
Additional paid-in capital	330.5	319.4
Retained earnings	1,228.4	1,175.6
Accumulated other comprehensive loss	(36.8)	(65.4)
Common stock held in treasury, at cost – 175,051 shares in 2025 and 176,684 shares in 2024	(1.2)	(1.2)
Total shareholders’ equity	1,521.1	1,428.6
Total liabilities and equity	$2,398.8	$2,491.5

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
Recently Issued Accounting Guidance
In November 2024, new accounting guidance was issued that will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating this new guidance.
In September 2025, new accounting guidance was issued which modernizes the accounting guidance for internal-use software development costs. The amendments are effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating this new guidance.
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
The effective tax rates for the quarters ended September 30, 2025 and 2024 were 32.6% and 17.4%, respectively. The effective tax rate for the quarter ended September 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings, as well as unfavorable adjustments resulting from the completion of the 2024 year-end U.S. Federal income tax return. The effective tax rate for the quarter ended September 30, 2024 is lower than the U.S. Federal tax rate primarily driven by favorable adjustments resulting from the completion of the 2023 year-end U.S. Federal income tax return.
The effective tax rates for the nine months ended September 30, 2025 and 2024 were 27.4% and 21.0%, respectively. The effective tax rate for the nine months ended September 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings, as well as unfavorable adjustments resulting from the completion of the 2024 year-end U.S. Federal income tax return. The effective tax rate for the nine months ended September 30, 2024 is consistent with the U.S. Federal tax rate as a result of higher tax rates in most foreign jurisdictions offset by the favorable adjustments resulting from the completion of the 2023 year-end U.S. Federal income tax return and an additional tax benefit related to share-based payment awards.
The Organization for Economic Co-operation and Development (the “OECD”) has introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, that is effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation to enact Pillar Two. The adoption of Pillar Two had no impact on our income tax expense for the nine months ended September 30, 2025 or the nine months ended September 30, 2024 and we expect there to be minimal impact, if any, in subsequent quarters.
On July 4, 2025, the U.S. enacted into law H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (“The Act”), commonly referred to as “The One Big Beautiful Bill Act.” The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100 percent bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation, as well as several core international tax provisions. The Company has recorded the impact of these tax law changes in the financial statements for the third quarter of 2025, which is the period of enactment. The impact on the effective tax rate in the current quarter was immaterial.
3.    Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$21.6	$19.8	$72.5	$59.0
Denominator:
Weighted-average shares – basic	21.1	21.0	21.0	21.0
Share-based awards	0.2	0.1	0.2	0.1
Weighted-average shares – diluted	21.3	21.1	21.2	21.1
Earnings per share:
Basic	$1.03	$0.94	$3.45	$2.82
Diluted	$1.01	$0.94	$3.41	$2.80

4.    Inventories

	September 30, 2025	December 31, 2024
	(in millions)
Finished products	$50.2	$47.5
Work in process	32.8	29.5
Raw materials	58.6	61.8
Total inventories	$141.6	$138.8

5.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2025 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2024	$364.0	$532.2	$896.2
Foreign currency translation	10.1	—	10.1
Goodwill as of September 30, 2025	$374.1	$532.2	$906.3

The goodwill balances reflected above at September 30, 2025 are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	September 30, 2025		December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Definite-Lived:
Customer relationships	$497.7	$232.7	$493.6	$209.9
Existing technology	570.4	176.3	567.5	143.9
Trademarks	70.6	40.5	69.4	34.9
Other	24.8	22.9	26.6	22.9
	1,163.5	472.4	1,157.1	411.6
Indefinite-Lived:
In-process research and development	14.0	—	14.0	—
Trademarks	30.9	—	30.8	—
Total	$1,208.4	$472.4	$1,201.9	$411.6
Amortization for the quarters and nine months ended September 30, 2025 and 2024 was $18.8 million, $19.1 million $56.9 million and $56.8 million, respectively.
6.    Accrued Expenses

	September 30, 2025	December 31, 2024
	(in millions)
Salaries, wages and employee benefits	$49.5	$52.6
Interest	9.6	4.4
Environmental	8.9	11.3
Income taxes	15.3	11.5
Taxes other than income taxes	4.8	3.5
Operating lease liabilities	11.5	10.2
Other	23.2	22.5
	$122.8	$116.0
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
Borrowings under the Amended Credit Facility Agreement are secured by a first-priority pledge of certain assets. The Amended Credit Facility Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio as defined in the Amended Credit Facility Agreement. We were in compliance with all covenants of the Amended Credit Facility Agreement as of September 30, 2025.
The borrowing availability under our Revolving Credit Facility at September 30, 2025 was $790.6 million after giving consideration to $9.4 million of outstanding letters of credit.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of September 30, 2025.
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

8.    Pension
The components of net periodic benefit cost for our U.S. and foreign defined benefit pension plans for the quarters and nine months ended September 30, 2025 and 2024, are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	Pension Benefits		Pension Benefits
	2025	2024	2025	2024
	(in millions)
Service cost	$—	$0.1	$0.2	$0.3
Interest cost	1.6	3.2	4.8	9.6
Expected return on plan assets	(1.5)	(3.5)	(4.3)	(10.6)
Amortization of net loss	0.6	0.4	1.8	1.2
Net periodic benefit cost	$0.7	$0.2	$2.5	$0.5

We do not anticipate making any contributions to our U.S. defined benefit pension plan in calendar year 2025.
In the second quarter of 2024, Enpro initiated a plan to terminate and settle its remaining defined benefit pension plan in the United States. The termination and settlement process for this frozen plan, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, was completed in the fourth quarter of 2025. At September 30, 2025, approximately $2.6 million of pension liabilities is recorded in accrued expenses on our consolidated balance sheet and $77 million of pretax losses related to this pension plan is included in accumulated other comprehensive loss on our consolidated balance sheet.

As described in Note 16, "Subsequent Events," in October 2025, we entered into an agreement to settle and terminate our remaining defined benefit pension plan in the United States.

Tables showing the changes in accumulated other comprehensive income (loss) and the balance at September 30, 2025 are included in Note 13, "Accumulated Other Comprehensive Income (Loss)".

9.    Shareholders' Equity
The quarterly changes in shareholders' equity during the nine months ended September 30, 2025 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2024	21.0	$0.2	$319.4	$1,175.6	$(65.4)	$(1.2)	$1,428.6
Net income	—	—	—	24.5	—	—	24.5
Other comprehensive income	—	—	—	—	13.5	—	13.5
Dividends ($0.31 per share)	—	—	—	(6.6)	—	—	(6.6)
Incentive plan activity	—	—	1.8	—	—	—	1.8
Balance, March 31, 2025	21.0	$0.2	$321.2	$1,193.5	$(51.9)	$(1.2)	$1,461.8
Net income	—	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	10.4	—	10.4
Dividends ($0.31 per share)	—	—	—	(6.5)		—	(6.5)
Incentive plan activity	—	—	4.0	—	—	—	4.0
Balance, June 30, 2025	21.0	$0.2	$325.2	$1,213.4	$(41.5)	$(1.2)	$1,496.1
Net income	—	—	—	21.6	—	—	21.6
Other comprehensive income	—	—	—	—	4.7	—	4.7
Dividends ($0.31 per share)	—	—	—	(6.6)	—	—	(6.6)
Incentive plan activity	—	—	5.3	—	—	—	5.3
Balance, September 30, 2025	21.0	$0.2	$330.5	$1,228.4	$(36.8)	$(1.2)	$1,521.1

The quarterly changes in shareholders' equity during the nine months ended September 30, 2024 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity	Redeemable Non-controlling Interests
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2023	21.0	$0.2	$304.9	$1,128.0	$(22.2)	$(1.2)	$1,409.7	$17.9
Net income	—	—	—	12.5	—	—	12.5	—
Other comprehensive loss	—	—	—	—	(3.5)	—	(3.5)	—
Dividends ($0.30 per share)	—	—	—	(6.3)	—	—	(6.3)	—
Incentive plan activity	—	—	1.5	—	—	—	1.5	—
Acquisition of Alluxa non-controlling interests	—	—	—	—	—	—	—	(17.9)
Balance, March 31, 2024	21.0	$0.2	$306.4	$1,134.2	$(25.7)	$(1.2)	$1,413.9	$—
Net income	—	—	—	26.7	—	—	26.7	—
Other comprehensive loss	—	—	—	—	(8.1)	—	(8.1)	—
Dividends ($0.30 per share)	—	—	—	(6.3)		—	(6.3)	—
Incentive plan activity	—	—	4.2	—	—	—	4.2	—
Balance, June 30, 2024	21.0	$0.2	$310.6	$1,154.6	$(33.8)	$(1.2)	$1,430.4	$—
Net income	—	—	—	19.8	—	—	19.8	—
Other comprehensive income	—	—	—	—	9.3	—	9.3	—
Dividends ($0.30 per share)	—	—	—	(6.4)	—	—	(6.4)	—
Incentive plan activity	—	—	4.8	—	—	—	4.8	—
Balance, September 30, 2024	21.0	$0.2	$315.4	$1,168.0	$(24.5)	$(1.2)	$1,457.9	$—

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. Total dividend payments of $19.7 million were made during the nine months ended September 30, 2025.
On October 29, 2025, our board of directors declared a dividend of $0.31 per share, payable on December 17, 2025, to shareholders of record as of December 3, 2025.
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
Our Advanced Surface Technologies ("AST") segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s products and solutions include: (i) cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in semiconductor manufacturing equipment, with meaningful exposures to state-of-

the-art advanced node chip applications; (ii) designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets; (iii) engineering and manufacturing complex front-end wafer processing sub-systems and new and refurbished electrostatic chuck pedestals for the semiconductor equipment industry; and (iv) engineering and manufacturing edge-welded metal bellows for the semiconductor equipment industry and critical applications in the space, aerospace and defense markets. In many instances, AST capabilities drive products and solutions that enable the performance of our customers’ high-value processes through an entire life cycle.
The accounting policies of the reportable segments are the same as those for Enpro.
Segment operating results and other financial data for the quarters and six months ended September 30, 2025 and 2024, with 2024 recast to reflect the revised segment reporting requirements, were as follows:

	Quarter Ended September 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$178.2	$108.4	$286.6
Intersegment sales	—	0.1	0.1
	178.2	108.5	286.7
Reconciliation of sales
Elimination of intersegment sales			(0.1)
Total consolidated sales			286.6

Cost of sales	(90.0)	(76.6)
Selling, General, and Administrative	(42.0)	(26.8)
Other Operating[1]	(0.2)	—
Adjusting Items:
Acquisition expenses	2.7	—
Restructuring expense	0.2	—
Depreciation and amortization expense	8.5	16.7
Adjusted Segment EBITDA	$57.4	$21.8	$79.2

	Quarter Ended September 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$168.6	$92.3	$260.9
Intersegment sales	—	0.2	0.2
	168.6	92.5	261.1
Reconciliation of sales
Elimination of intersegment sales			(0.2)
Total consolidated sales			260.9

Cost of sales	(86.9)	(64.0)
Selling, General, and Administrative	(35.2)	(26.2)
Other Operating[1]	(1.0)	(3.5)
Adjusting Items:
Acquisition expenses	0.3	—
Restructuring and impairment expense	1.0	3.5
Depreciation and amortization expense	8.3	16.9
Adjusted Segment EBITDA	$55.1	$19.2	$74.3

	Nine Months Ended September 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$545.3	$302.6	$847.9
Intersegment sales	—	0.6	0.6
	545.3	303.2	848.5
Reconciliation of sales
Elimination of intersegment sales			(0.6)
Total consolidated sales			847.9

Cost of sales	(275.1)	(210.4)
Selling, General, and Administrative	(119.0)	(81.3)
Other Operating[1]	0.2	(0.9)
Adjusting Items:
Acquisition expenses	3.2	—
Restructuring expense, net	(0.2)	0.9
Depreciation and amortization expense	25.0	50.6
Adjusted Segment EBITDA	$179.4	$62.1	$241.5

	Nine Months Ended September 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$524.2	$266.1	$790.3
Intersegment sales	—	0.5	0.5
	524.2	266.6	790.8
Reconciliation of sales
Elimination of intersegment sales			(0.5)
Total consolidated sales			790.3

Cost of sales	(271.8)	(183.5)
Selling, General, and Administrative	(108.9)	(78.0)
Other Operating[1]	(2.0)	(3.5)
Adjusting Items:
Acquisition expenses	5.5	—
Restructuring and impairment expense	2.0	3.5
Depreciation and amortization expense	24.5	50.5
Adjusted Segment EBITDA	$173.5	$55.6	$229.1
1 Other Operating consists primarily of restructuring related expense, net, which includes income related to gains on the sale of fixed assets as a result of restructuring actions.

	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Reconciliation of Income Before Income Taxes to Adjusted Segment EBITDA
Income before income taxes	$32.1	$24.0	$99.9	$74.7
Acquisition expenses	2.7	0.3	3.2	3.8
Amortization of fair value adjustment to acquisition date inventory	—	—	—	1.7
Restructuring and impairment expense, net	0.2	4.4	0.7	5.5
Depreciation and amortization expense	25.2	25.2	75.6	75.0
Corporate expenses	10.2	10.3	33.6	33.0
Interest expense, net	6.4	9.0	21.9	26.7
Other expense, net	2.4	1.1	6.6	8.7
Adjusted Segment EBITDA	$79.2	$74.3	$241.5	$229.1
In the table above, corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net Sales by Geographic Area
United States	$160.8	$148.1	$478.6	$456.7
Europe	36.9	35.5	119.9	113.3
Rest of world	88.9	77.3	249.4	220.3
Total	$286.6	$260.9	$847.9	$790.3

Net sales are attributed to countries based on location of the customer.

Revenue by End Market

Due to the diversified nature of our business and the differentiated portfolio of products and solutions that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and nine months ended September 30, 2025 and September 30, 2024:

	Quarter Ended September 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$17.6	$4.4	$22.0
Commercial vehicle	44.2	—	44.2
Food and pharmaceutical	18.4	—	18.4
General industrial	65.6	7.2	72.8
Oil and gas	14.8	2.1	16.9
Power generation	16.0	—	16.0
Semiconductors	1.6	94.7	96.3
Total third-party sales	$178.2	$108.4	$286.6

	Quarter Ended September 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$16.1	$4.7	$20.8
Commercial Vehicle	41.1	—	41.1
Food and pharmaceutical	16.6	—	16.6
General industrial	64.6	5.8	70.4
Oil and gas	13.1	1.3	14.4
Power generation	15.5	—	15.5
Semiconductors	1.6	80.5	82.1
Total third-party sales	$168.6	$92.3	$260.9

	Nine Months Ended September 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$55.8	$12.0	$67.8
Commercial vehicle	129.5	—	129.5
Food and pharmaceutical	56.1	—	56.1
General industrial	201.2	20.6	221.8
Oil and gas	45.6	5.2	50.8
Power generation	51.4	—	51.4
Semiconductors	5.7	264.8	270.5
Total third-party sales	$545.3	$302.6	$847.9

	Nine Months Ended September 30, 2024
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$44.2	$9.3	$53.5
Commercial vehicle	134.0	—	134.0
Food and pharmaceutical	51.6	—	51.6
General industrial	195.1	18.3	213.4
Oil and gas	40.2	4.3	44.5
Power generation	52.9	—	52.9
Semiconductors	6.2	234.2	240.4
Total third-party sales	$524.2	$266.1	$790.3

In 2025, we refined our end market classification and moved sales previously reported as chemical and material processing to be included in the general industrial market.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Capital Expenditures
Sealing Technologies	$5.6	$2.8	$12.4	$7.8
Advanced Surface Technologies	6.3	2.9	17.4	11.0
Total capital expenditures	$11.9	$5.7	$29.8	$18.8

Depreciation and Amortization Expense
Sealing Technologies	$8.5	$8.3	$25.0	$24.5
Advanced Surface Technologies	16.7	16.9	50.6	50.5
Total depreciation and amortization	$25.2	$25.2	$75.6	$75.0

Segment assets are as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Assets
Sealing Technologies	$916.6	$883.9
Advanced Surface Technologies	1,301.1	1,330.6
Corporate	181.1	277.0
	$2,398.8	$2,491.5

Corporate assets include all of our cash and cash equivalents.
11.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. The notional amount of foreign exchange contracts was $103.7 million at

December 31, 2024. As a result of this note, due to the changes in the foreign exchange rate, we recorded losses of $0.4 million in the first quarter of 2025 and $0.7 million and $1.6 million in the quarter and nine months ended September 30, 2024, respectively. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025.
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
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At September 30, 2025, the fair value of the Swap equaled $3.6 million and was recorded within our other (non-current) liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2025	December 31, 2024
	(in millions)
Assets
Foreign currency derivatives	$—	$7.9
Deferred compensation assets	15.3	14.0
	$15.3	$21.9
Liabilities
Deferred compensation liabilities	$16.2	$14.8
Foreign currency derivatives	3.6	—
	$19.8	$14.8
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 because their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including our Senior Notes that have a determinable fair-value based on quoted market prices for identical liabilities and are classified as Level 2 since the market is not active. At September 30, 2025, the fair value of these instruments was approximately 4% higher than the carrying value driven by our Senior Notes. At December 31, 2024, the carrying value approximated the respective fair value.

13.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$17.5	$(59.0)	$(41.5)
Other comprehensive income before reclassifications	4.2	—	4.2
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Net current-period other comprehensive income	4.2	0.5	4.7
Ending balance	$21.7	$(58.5)	$(36.8)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$12.0	$(45.8)	$(33.8)
Other comprehensive loss before reclassifications	8.9	—	8.9
Amounts reclassified from accumulated other comprehensive loss	—	0.4	0.4
Net current-period other comprehensive income	8.9	0.4	9.3
Ending balance	$20.9	$(45.4)	$(24.5)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$(5.4)	$(60.0)	$(65.4)
Other comprehensive income before reclassifications	27.1	—	27.1
Amounts reclassified from accumulated other comprehensive loss	—	1.5	1.5
Net current-period other comprehensive income	27.1	1.5	28.6
Ending balance	$21.7	$(58.5)	$(36.8)
Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2024 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$24.1	$(46.3)	$(22.2)
Other comprehensive loss before reclassifications	(3.2)	—	(3.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.9	0.9
Net current-period other comprehensive income (loss)	(3.2)	0.9	(2.3)
Ending balance	$20.9	$(45.4)	$(24.5)

Reclassifications out of accumulated other comprehensive income (loss) for the quarters and nine months ended September 30, 2025 and September 30, 2024 are as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Affected Statement of Operations Caption
	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Pension adjustments:
Actuarial losses	$0.6	$0.4	$1.8	$1.2	Other expense
Total before tax	0.6	0.4	1.8	1.2	Income before income taxes
Tax expense	(0.1)	—	(0.3)	(0.3)	Income tax expense
Net of tax	$0.5	$0.4	$1.5	$0.9	Net income
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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 21 sites, all of which relate to the activities of legacy operations prior to the formation of Enpro in 2002. In addition to these 21 sites, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at one additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting the EPA's response. At 11 of the 21 sites, the future cost of investigation or remediation is expected to be less than $500,000. At 20 of the 21 sites, one or more of our subsidiaries (or an entity that merged with and into one of our subsidiaries) formerly conducted business operations but no longer do. We continue to conduct manufacturing operations at one site.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of September 30, 2025 and December 31, 2024, we had recorded liabilities aggregating $37.4 million and $40.7 million, respectively, in other liabilities for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities was $8.9 million at September 30, 2025. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
When the EPA initiated the allocation process in 2017, it explained that a fair, carefully structured, information-based allocation was necessary to promote settlements. Following the completion of the allocation process, in the second quarter of 2021 the EPA began settlement negotiations with the parties that participated in the allocation process, including EnPro Holdings, to resolve the settling parties’ liability as to the full 17-mile Lower Passaic River Study Area (including OU2). In September 2022, EnPro Holdings paid $5.9 million as part of a settlement between those parties and the EPA. The court approved and entered the settlement on December 18, 2024, and two parties have appealed the court's order. The payment will be held in escrow until all appeals have been resolved. Our reserve for the Lower Passaic River Study Area at September 30, 2025 was $0.7 million, which is for work remaining at the site that is not covered by the settlement. Further adjustments to our reserve for the site are possible as new or additional information becomes available.
Except with respect to the Lower Passaic River Study Area, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.
Arizona Uranium Mines
EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona, including two EPA-designated “priority” mines located in the Cameron Chapter of the Navajo Nation and six EPA-designated “non-priority” mines located in the more remote

Bodaway Gap Chapter of the Navajo Nation, which are collectively one of the 21 sites referenced above. The former operator conducted operations at these mines from 1954 to 1957, prior to Enpro's formation in 2002. In the 1990s, remediation work performed by others consisted of capping the exposed areas of these mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the investigation and remediation of these mines. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses (EE/CA's) of potential remedial options at each of the mines. Our reserve at September 30, 2025 for this site was $11.2 million, which reflects estimated costs to consolidate mining waste on-site and construct enhanced caps for each of the eight mines and is the low end of the range of our reasonably likely liability with respect to these mines.
In August 2025, EnPro Holdings completed and submitted draft EE/CAs for the two priority mines located in the Cameron Chapter to the EPA for review, including cost estimates for multiple remedial options for each of the mines. The evaluated remedial options include consolidating and capping mining wastes on site on the low end of reasonably likely liability and excavating and transporting mining waste to an off-site “regional repository” location on the high end of reasonably likely liability. Estimable costs of our reasonably likely liability with respect to the two priority mines range from $3.6 million to $15.9 million based on these two options. The draft EE/CAs that Enpro Holdings submitted to the EPA ranked consolidating and capping mining wastes on site as the most preferred option at each of the two priority mines. The EPA’s review of the draft EE/CAs is ongoing. The accrual for the two priority mines is $3.6 million, which is the low end of the range of our reasonably likely liability.
Investigation of the six non-priority mines in the Bodaway Gap Chapter is ongoing, and we expect to prepare and submit draft EE/CAs to the EPA in the next one to two years. The accrual for the six non-priority mines is set at $7.6 million, which is the low end of the range of our reasonably likely liability with respect to these mines and is based on the remedial option of capping and consolidating wastes on site. The EPA has not identified a potential “regional repository” location for mines in the Bodaway Gap Chapter. Accordingly, we are not able at this time to estimate the upper end of a range of reasonably likely liability with respect to the non-priority mines.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from these mines. Based on current reserve amounts, we expect future contributions of $3.6 million from the U.S. government towards remediation of these mines. This amount is included in other assets in the accompanying consolidated balance sheet at September 30, 2025.
GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 21 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and groundwater at the site. Our reserve at September 30, 2025 for the site was $2.0 million. These reserves are based on currently available facts about the site and may be revised as investigation of the site continues in accordance with the ISRA requirements, or based on future technical consultation with the state agency.
Water Valley
In connection with manufacturing operations of a former division of EnPro Holdings, the Company has been implementing and managing a solution to clean trichloroethylene ("TCE") soil and groundwater contamination at a location in Water Valley, Mississippi (the “Water Valley Facility”). A corporate predecessor of EnPro Holdings operated the Water Valley Facility from 1972 through 1996. By 1987, TCE was no longer used at the Water Valley Facility. In 1996, Enpro Holdings’ corporate predecessor sold the division, including the Water Valley Facility, to BorgWarner. In 2021, BorgWarner sold the Water Valley Facility to Solero Technologies, which currently operates it.
On June 4, 2024, eight former employees at the Water Valley Facility filed a complaint in the United States District Court, Northern District of Mississippi against Enpro Inc., EnPro Holdings and others alleging personal injury, nuisance, and other claims related to alleged exposure to TCE. In response to an order of the Federal Court issued on March 17, 2025 dismissing the former employees’ occupational exposure-related claims with prejudice based upon the exclusivity of the Mississippi Workers' Compensation Act and identifying defects in the remaining claims, the eight former employees filed an amended complaint with the Federal Court re-alleging certain of their remaining claims on March 31, 2025. EnPro Holdings has filed a motion to dismiss those claims in this amended complaint, which remains pending. Legal counsel for these former employees have indicated in preliminary discussions with the Company's legal counsel that they have identified a significant number of potential claimants who are not current or former employees of the Water Valley Facility for whom they may file complaints outside the workers' compensation system. At this time, the Company does not have further information regarding potential non-employee claimants and no such additional lawsuits have been filed.
From May 28, 2025 through August 27, 2025, 150 individuals, including the eight former employees who filed the amended complaint described above, filed petitions with the Mississippi Workers’ Compensation Commission alleging that they are former employees at the Water Valley Facility and suffered injury caused by workplace exposure to toxic chemicals. These claimants allegedly worked at the Water Valley Facility for periods spanning from prior to 1972 to present. These petitions name EnPro Holdings’ corporate predecessor and certain of the subsequent operators of the Water Valley Facility as potentially liable employers. The discovery process for these workers' compensation petitions recently began and is in early stages.
Given the early stage of these pending legal proceedings, Enpro cannot estimate a range of reasonably possible outcomes of the pending Federal Court lawsuit of the eight former employees, the pending workers' compensation petitions, or any other potential lawsuits or claims based on similar allegations, and no reserves have been accrued for such legal proceedings at September 30, 2025. We have notified relevant workers' compensation and general liability insurers of the claims and petitions described above.
Our reserve at September 30, 2025 for the Water Valley Facility for ongoing cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system was $7.7 million.
Other Environmental
In addition to the four sites discussed above, we have additional reserves of $15.9 million for the remaining 17 sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at September 30, 2025.
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

Changes in the product warranty liability for the nine months ended September 30, 2025 and 2024 are as follows:

	2025	2024
	(in millions)
Balance at beginning of year	$5.7	$6.4
Net charges to expense	0.4	0.5
Settlements made	(1.3)	(1.0)
Balance at end of period	$4.8	$5.9
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
The following unaudited pro forma condensed consolidated financial results of operations for the quarter and nine months ended September 30, 2024 are presented as if the acquisition had been completed prior to 2024:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2024	2024
	(in millions)
Pro forma net sales	$260.9	$793.1
Pro forma net income	$20.0	$61.5
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

16.    Subsequent Events
Acquisitions
EnPro Holdings acquired Overlook Industries, Inc. ("Overlook Industries") and entered into an agreement to acquire AlpHa Measurement Holdings, LLC ("AlpHa") on October 8, 2025 and October 10, 2025, respectively, for an aggregate of approximately $280 million in cash, subject to customary purchase price adjustments related to the final acquisition date net working capital determinations. We have funded, and plan to fund, these acquisitions with available cash on hand in the United States and borrowings under our Revolving Credit Facility.
Overlook Industries, headquartered in Easthampton, Massachusetts, specializes in the design and fabrication of single-use technologies and other critical componentry for biopharmaceutical production processes.
AlpHa is a Houston, Texas-based leading provider of liquid analytical sensing technologies and instrumentation for the measurement of key parameters for liquid processes. The company serves customers across a diverse set of end-markets, including industrial process control, water and wastewater, laboratory, and environmental monitoring. The acquisition of AlpHa is expected to close in November 2025, subject to customary closing conditions, including regulatory approvals.
Pension Termination
In October 2025, we entered into an agreement to settle and terminate our remaining defined benefit pension plan in the United States. The termination and settlement for this plan preserved retirement benefits due to participants but changed the ultimate payor of such benefits to a third-party insurer. We anticipate that assets in the pension plan will fully cover the settlement of the pension liabilities and that Enpro will not have any cash payment obligations related to the termination of the plan. At September 30, 2025, there were approximately $77 million of pre-tax losses related to this pension plan included in accumulated other comprehensive loss on our consolidated balance sheet. These pre-tax losses will be recognized in the fourth quarter of 2025.
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
Subsequent to September 30, 2025, EnPro Holdings acquired Overlook Industries, Inc. and entered into an agreement to acquire AlpHa Measurement Holdings, LLC on October 8, 2025 and October 10, 2025, respectively, for an aggregate of approximately $280 million in cash, subject to customary purchase price adjustments related to the final acquisition date net working capital determinations. We have funded, and plan to fund, these acquisitions with available cash on hand in the United States and borrowings under our Revolving Credit Facility.
Highlights. Financial highlights for the quarters and nine months ended September 30, 2025 and September 30, 2024 are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions, except per share data)
Net sales	$286.6	$260.9	$847.9	$790.3
Net income	$21.6	$19.8	$72.5	$59.0
Diluted earnings per share	$1.01	$0.94	$3.41	$2.80
Adjusted net income	$42.4	$36.7	$125.8	$113.7
Adjusted diluted earnings per share[1]	$1.99	$1.74	$5.92	$5.39
Adjusted EBITDA [1]	$69.3	$64.1	$208.3	$196.6
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Sales
Sealing Technologies	$178.2	$168.6	$545.3	$524.2
Advanced Surface Technologies	108.5	92.5	303.2	266.6
	286.7	261.1	848.5	790.8
Intersegment sales	(0.1)	(0.2)	(0.6)	(0.5)
Net sales	$286.6	$260.9	$847.9	$790.3

Net income	$21.6	$19.8	$72.5	$59.0

Adjusted Segment EBITDA
Sealing Technologies	$57.4	$55.1	$179.4	$173.5
Advanced Surface Technologies	21.8	19.2	62.1	55.6
Total Adjusted Segment EBITDA	$79.2	$74.3	$241.5	$229.1

Reconciliations of Net Income to Adjusted Segment EBITDA
Net income	21.6	19.8	72.5	59.0
Income tax expense	(10.5)	(4.2)	(27.4)	(15.7)
Income before income taxes	32.1	24.0	99.9	74.7
Acquisition expenses	2.7	0.3	3.2	3.8
Amortization of the fair value adjustment to acquisition date inventory	—	—	—	1.7
Restructuring and impairment expense, net	0.2	4.4	0.7	5.5
Depreciation and amortization expense	25.2	25.2	75.6	75.0
Corporate expenses	10.2	10.3	33.6	33.0
Interest expense, net	6.4	9.0	21.9	26.7
Other expense	2.4	1.1	6.6	8.7
Adjusted Segment EBITDA	$79.2	$74.3	$241.5	$229.1
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

Third Quarter of 2025 Compared to the Third Quarter of 2024
Sales of $286.6 million in the third quarter of 2025 increased 9.9% from $260.9 million last year. The following table summarizes the impact of foreign currency on segment sales:

Sales	Percent Change Quarter Ended September 30, 2025 vs. Quarter Ended September 30, 2024
increase/(decrease)	Organic	Foreign Currency	Total
Enpro Inc.	9.1%	0.8%	9.9%
Sealing Technologies	4.4%	1.2%	5.7%
Advanced Surface Technologies	17.3%	—%	17.3%

Discussion of year-over-year operating performance for each segment for the third quarter of 2025:

Sealing Technologies. Sales of $178.2 million in the third quarter of 2025 increased 5.7% compared to $168.6 million in the same period of 2024. Excluding foreign exchange translation ($2.0 million), sales were up 4.4%, or $7.5 million. Strength in aerospace and food and pharmaceutical demand, firm aftermarket performance in general industrial and commercial vehicle, and strategic pricing and mix ($7.5 million) more than offset continued softness in the commercial vehicle OEM market, tepid industrial demand in Europe and Asia, and timing of the nuclear deliveries year-over-year.

Adjusted Segment EBITDA of $57.4 million in the third quarter of 2025 increased 4.2% from $55.1 million in the third quarter of 2024. Segment AEBITDA margin narrowed slightly to 32.2% in the third quarter of 2025 from 32.7% last year. Excluding foreign exchange translation ($0.6 million), adjusted Segment EBITDA increased 3.1%, or $1.7 million. Strong segment sales performance was partially offset by higher headcount and personnel-related costs supporting growth initiatives ($3.3 million).

Advanced Surface Technologies. Sales of $108.5 million in the third quarter of 2025 increased 17.3% or $16.0 million compared to sales of $92.5 million in the same period last year. Continued growth in precision cleaning solutions, and improved demand for certain semiconductor tools and assemblies drove the sales increase.

Adjusted Segment EBITDA of $21.8 million in the third quarter of 2025 increased 13.5% from $19.2 million in the comparable period of 2024. Segment AEBITDA margin narrowed to 20.1% from 20.8% last year. Contribution from the increase in sales was partially offset by increased personnel and qualification costs supporting new platforms and long-term growth initiatives ($2.9 million) as well as a mix shift toward certain semiconductor tools and assemblies ($2.2 million).

Corporate expenses for the third quarter of 2025 of $10.2 million compared to the same period in 2024 remained relatively flat, decreasing by $0.1 million.

Interest expense, net in the third quarter of 2025 decreased by $2.6 million from the third quarter of 2024 primarily driven by lower outstanding debt.

Other expense, net in the third quarter of 2025 increased $1.3 million compared to the same period in 2024, driven primarily by higher costs related to previously divested businesses ($1.2 million) and higher non-service pension related costs ($0.8 million), partially offset by lower decreased foreign exchange losses related to an intercompany note denominated in Euros ($0.7 million).
The effective tax rates for the quarters ended September 30, 2025 and 2024 were 32.6% and 17.4%, respectively. The effective tax rate for the quarter ended September 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings, as well as unfavorable adjustments resulting from the completion of the 2024 year-end U.S. Federal income tax return. The effective tax rate for the quarter ended September 30, 2024 is lower than the U.S. Federal tax rate primarily driven by favorable adjustments resulting from the completion of the 2023 year-end U.S. Federal income tax return.

Net income was $21.6 million, or $1.01 per share, in the third quarter of 2025 compared to $19.8 million, or $0.94 per share, in the third quarter of 2024. Earnings per share is expressed on a fully diluted basis.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Sales of $847.9 million in the first nine months of 2025 increased 7.3% from $790.3 million last year. The following table summarizes the impact of an acquisition and foreign currency on segment sales:

Sales	Percent Change Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
increase/(decrease)	Organic	Acquisition	Total
Enpro Inc.	6.9%	0.4%	7.3%
Sealing Technologies	3.4%	0.6%	4.0%
Advanced Surface Technologies	13.7%	—%	13.7%

Discussion of year-over-year operating performance for each segment for the first nine months of 2025:
Sealing Technologies: Sales of $545.3 million in the first nine months of 2025 increased 4.0% compared to $524.2 million in the prior-year period. Excluding unfavorable foreign exchange translation ($0.2 million) and partial contribution from an acquisition completed in late January 2024 ($3.2 million), sales were up 3.4%, or $18.1 million. The increase in sales was driven primarily by strength in aerospace and food and pharmaceutical demand and strategic pricing and mix ($15.9 million), offset in part by weak commercial vehicle OEM demand and timing of nuclear orders.
Adjusted Segment EBITDA of $179.4 million in the first nine months of 2025 increased 3.4% , or $5.9 million, from $173.5 million in the comparable period of 2024. Adjusted Segment EBITDA margin of 32.9% in the first nine months of 2025 was flat compared to the prior-year period. Excluding the unfavorable foreign exchange translation ($0.6 million) and partial contribution from an acquisition completed in late January 2024 ($1.6 million), Adjusted Segment EBITDA increased 2.8%, or $4.9 million. Contribution from the increase in sales ($17.4 million) in the first nine months of 2025 was partially offset by increased headcount and personnel-related costs supporting growth initiatives ($5.0 million) and unfavorable foreign currency exchange rates ($3.2 million).
Advanced Surface Technologies: Sales of $303.2 million in the first nine months of 2025 increased 13.7%, or $36.6 million, compared to $266.6 million in the prior-year period. Continued growth in leading-edge precision cleaning solutions and optical coatings, as well as improved demand for certain semiconductor tools and assemblies drove the increase in sales.
Adjusted Segment EBITDA of $62.1 million in the first nine months of 2025 increased 11.7%, or $6.5 million, from $55.6 million in the comparable period of 2024. Adjusted Segment EBITDA margin of 20.5% was down slightly from 20.9% last year. Contribution from the increase in sales was partially offset by increased personnel and qualification costs supporting new platforms and long-term growth initiatives ($10.0 million), a mix shift toward certain semiconductor tools and assemblies ($4.6 million), and unfavorable foreign currency exchange rates ($2.6 million).
Corporate expenses for the first nine months of 2025 of $33.6 million increased slightly ($0.6 million) compared to last year.
Interest expense, net in the first nine months of 2025 decreased by $4.8 million compared to the first nine months of 2024 primarily driven by lower outstanding debt in 2025.
Other expense in the first nine months of 2025 decreased $2.1 million compared to the same period last year, primarily due to the prior-year increase in the valuation reserve on a long-term promissory note received in partial consideration for the sale of a non-strategic business in 2020 ($4.5 million), a decrease in environmental costs ($3.0 million) and decreased foreign exchange losses related to an intercompany note denominated in Euros ($1.1 million), partially offset by a loss on the extinguishment of debt ($1.7 million), higher costs related to previously divested businesses ($1.5 million), higher non-service pension related costs ($2.2 million), and an increase to insurance receivables in the prior year as a result of selling a claim from an insolvent carrier related to legacy matters ($0.6 million).
The effective tax rates for the nine months ended September 30, 2025 and 2024 were 27.4% and 21.0%, respectively. The effective tax rate for the nine months ended September 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings, as well as unfavorable adjustments resulting from the completion of the 2024 year-end U.S. Federal income tax return. The effective tax rate for the nine months ended September 30, 2024 is consistent with the U.S. Federal tax rate as a result of higher tax rates in most foreign jurisdictions offset by the favorable adjustments resulting from the completion of the 2023 year-end U.S. Federal income tax return and an additional tax benefit related to share-based payment awards.
Net income was $72.5 million, or $3.41 per share, in the first nine months of 2025 compared to $59.0 million, or $2.80 per share, in the first nine months of 2024. Earnings per share is expressed on a diluted basis.

Backlog

As of September 30, 2025, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $249.4 million. Approximately 96% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance due to shorter lead times for our leading-edge aftermarket or recurring solutions across both segments and some seasonality.

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
As of September 30, 2025, we held $38.0 million of cash and cash equivalents in the United States and $94.9 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries totaling $254.1 million at December 31, 2024 have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code provided in the Tax Cuts and Jobs Act. Additionally, undistributed earnings are estimated to be $181.4 million as of September 30, 2025. Whether through the application of the 100 percent dividends-received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first nine months of 2025, we repatriated $164.6 million. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities provided $138.5 million of cash in the first nine months of 2025 and $103.5 million of cash in the first nine months of 2024. The year-over-year increase was primarily driven by higher net income, lower cash payments of incentive compensation, and lower interest payments due to lower outstanding debt.
Investing activities used $32.7 million of cash in the first nine months of 2025 compared to $229.5 million of cash used in investing activities last year. This decrease is primarily driven by the 2024 acquisition of AMI ($209.4 million).
Financing activities used $220.9 million of cash in the first nine months of 2025, primarily driven by $871.6 million in repayments of debt, $8.0 million in debt issuance costs, and $19.7 million used for dividends, partially offset by $680 million in proceeds from issuing debt. Financing activities in the first nine months of 2024 used $44.0 million, primarily from $18.3 million used for the acquisition of Alluxa non-controlling interests, $19.0 million used for dividends paid, and $6.1 million in net borrowings.

Capital Resources and Uses
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
Availability and Compliance. The borrowing availability under our Revolving Credit Facility at September 30, 2025 was $790.6 million after giving consideration to $9.4 million of outstanding letters of credit. We were in compliance with all covenants of the Amended Credit Facility Agreement as of September 30, 2025.
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
At September 30, 2025, we were in compliance with all of the covenants of the indenture governing the Senior Notes.
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
A reconciliation of (i) net income to adjusted net income, including on a per share basis, and (ii) net income to adjusted EBITDA for the quarters and nine months ended September 30, 2025 and 2024 as set forth below.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Quarters Ended September 30,
	2025				2024
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$21.6	21.3	$1.01		$19.8	21.1	$0.94
Income tax expense	10.5				4.2
Income before income taxes	32.1				24.0

Adjustments from selling, general, and administrative:
Acquisition expenses	2.7				0.3
Amortization of acquisition-related intangible assets	18.8				19.1
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	0.4				4.5
Adjustments from other non-operating expense:
Costs associated with previously disposed businesses	1.6				0.4
Pension expense - non-service cost	0.8				—
Foreign exchange losses related to the divestiture of a discontinued operation	—				0.7
Other adjustments:
Other	0.1				—
Adjusted income before income taxes	56.5				49.0
Adjusted income tax expense	(14.1)				(12.3)
Adjusted net income	$42.4	21.3	$1.99	2	$36.7	21.1	$1.74	2

	Nine Months Ended September 30,
	2025				2024
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$72.5	21.2	$3.41		$59.0	21.1	$2.80
Income tax expense	27.4				15.7
Income before income taxes	99.9				74.7

Adjustments from selling, general, and administrative:
Acquisition expenses	3.2				3.8
Amortization of acquisition-related intangible assets	56.9				56.7
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense, net	1.0				6.0
Amortization of the fair value adjustment to acquisition date inventory	—				1.7
Adjustments from other non-operating expense:
Asbestos receivable adjustment	—				(0.6)
Environmental reserve adjustment	(0.7)				2.3
Costs associated with previously disposed businesses	2.3				0.8
Pension expense - non-service cost	2.4				0.1
Loss on extinguishment	1.7				—
Foreign exchange losses related to the divestiture of a discontinued operation	0.4				1.6
Long-term promissory note reserve[1]	—				4.5
Other adjustments:
Other	0.6				—
Adjusted income before income taxes	167.7				151.6
Adjusted income tax expense	(41.9)				(37.9)
Adjusted net income	$125.8	21.2	$5.92	2	$113.7	21.1	$5.39	2

1We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024 we concluded a reserve was needed for expected future credit losses. We monitor the note quarterly and make adjustments as needed.

2Adjusted diluted earnings per share.

The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0%.

Reconciliation of Net Income to Adjusted EBITDA

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2025	2024	2025	2024
Net income	$21.6	$19.8	$72.5	$59.0

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	6.4	9.0	21.9	26.7
Income tax expense	10.5	4.2	27.4	15.7
Depreciation and amortization expense	25.2	25.2	75.6	75.0
Restructuring and impairment expense, net	0.4	4.5	1.0	6.0
Environmental reserve adjustments	—	—	(0.7)	2.3
Costs associated with previously disposed businesses	1.6	0.4	2.3	0.8
Acquisition expenses	2.7	0.3	3.2	3.8
Pension expense - non-service cost	0.8	—	2.4	0.1
Asbestos receivable adjustment	—	—	—	(0.6)
Amortization of the fair value adjustment to acquisition date inventory	—	—	—	1.7
Loss on extinguishment	—	—	1.7	—
Foreign exchange losses related to the divestiture of a discontinued operation	—	0.7	0.4	1.6
Long-term promissory note reserve[1]	—	—	—	4.5
Other	0.1	—	0.6	—
Adjusted EBITDA	$69.3	$64.1	$208.3	$196.6
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2025.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2025	—		—		—	$50,000,000	(1)
August 1 - August 31, 2025	3,245	(2)	$215.50	(2)	—	$50,000,000	(1)
September 1 - September 30, 2025	505	(2)	$225.20	(2)	—	$50,000,000	(1)
Total	3,750	(2)	$216.81	(2)	—	$50,000,000	(1)
(1)In October 2024, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026. We have not made any repurchases under this authorization.

(2)In connection with the exercise of vested employee stock options on August 7, 2025, we accepted an aggregate of 3,245 shares of outstanding common stock in payment of the option exercise prices, which surrendered shares were valued at $215.50, the closing trading price of our common stock on that date. In September 2025, a total of 505 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 50 shares were valued at a price of $217.89 per share, the closing trading price of our common stock on September 17, 2025, and 455 of these shares were valued at a price of $226.00 per share, the closing trading price of our common stock on September 30, 2025. Accordingly, the total 3,750 shares were valued at a weighted average price of $216.81 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.
During the quarter ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of November, 2025.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, Chief Administrative Officer and General Counsel

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer