Form 10-K
period 2025-12-31
Enpro Inc.
filed 2026-02-19
CIK 1164863

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
FORM 10-K
_____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and nonvoting common stock of the registrant held by non-affiliates of the registrant as of June 30, 2025 was $4,008,276,843. As of February 5, 2026, there were 21,248,001 shares of common stock of the registrant outstanding, which includes 174,141 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 annual meeting of shareholders are incorporated by reference into Part III.

ENPRO INC.
PART I

ITEM 1.	BUSINESS
As used in this report, the terms “we,” “us,” “our,” “Enpro” and “Company” mean Enpro Inc. and its subsidiaries (unless the context indicates another meaning). The term “common stock” means the common stock of Enpro Inc., par value $0.01 per share.
Background
Enpro was incorporated under the laws of the State of North Carolina on January 11, 2002, as a wholly owned subsidiary of Goodrich Corporation (“Goodrich”). The incorporation was organized in connection with Goodrich’s spin-off of its Engineered Industrial Products segment effected, by a distribution of the Company's common stock to existing Goodrich shareholders. The distribution took place on May 31, 2002.
Today, Enpro Inc. is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets including semiconductor, industrial process, commercial vehicle, sustainable power generation, aerospace, food and biopharmaceuticals, photonics and life sciences. Enpro is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that generally have a specified position on a critical application, contributing key functionality with the purpose of safeguarding a variety of critical environments. Over the past several years, we have executed several strategic initiatives to create a portfolio of businesses that offers proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue in markets with favorable secular tailwinds. These initiatives, which include those described in “Acquisitions” and “Dispositions” below, have broadened our capabilities to provide critical solutions in growing semiconductor, life sciences, and test and measurement industries, in addition to the other diverse markets we serve. As of December 31, 2025, our continuing operations had 15 primary manufacturing and service facility locations (approximately 50,000 square feet or larger) located in 8 countries, including the United States.
Our sales from continuing operations by geography in 2025, 2024 and 2023:

	2025	2024	2023
	(in millions)
United States	$647.1	$601.7	$640.3
Asia Pacific	247.3	210.1	183.1
Europe	162.4	152.4	149.6
Rest of World	86.5	84.5	86.3
Total	$1,143.3	$1,048.7	$1,059.3
The Company's filings with the Securities and Exchange Commission (the "SEC") can be found on our website at www.enpro.com. We will make this annual report, in addition to our other annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports, available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Corporate Governance Guidelines and the charters for each of our Board Committees (Audit and Risk Management, Compensation and Human Resources, Executive, and Nominating and Corporate Governance committees) are also available on our website, and copies of this information are available in print to any shareholder who requests it. Information included on or linked to our website is not incorporated by reference into this annual report.

Acquisitions
On October 8, 2025, Enpro acquired Overlook Industries, Inc. ("Overlook"). Overlook, which is headquartered in Easthampton, Massachusetts, specializes in the design and fabrication of single-use technologies and other critical componentry for biopharmaceutical production processes.
On November 14, 2025, the Company acquired AlpHa Measurement Holdings, LLC (“AlpHa”). AlpHa is a Houston, Texas-based leading provider of liquid analytical sensing technologies and instrumentation for the measurement of key parameters for liquid processes. AlpHa, including its China subsidiary, serves customers across a diverse set of end-markets, including industrial process control, water and wastewater, laboratory, and environmental monitoring.
We paid $273.9 million, net of cash acquired, for the acquisitions completed in the fourth quarter of 2025. We have funded these acquisitions with available cash on hand in the United States and borrowings under our revolving credit facility. In connection with the acquisitions of these businesses, there were $7.4 million of acquisition-related costs incurred during the year ended December 31, 2025, which are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. The post-acquisition results of Overlook and AlpHa are reflected within the Sealing Technologies segment.
On January 29, 2024, we acquired all of the equity securities of Advanced Micro Instruments, Inc. ("AMI"), a privately held company, for $209.4 million, net of cash acquired. In connection with the acquisition of AMI, there were $3.9 million of acquisition-related costs incurred during the year ended December 31, 2024 which are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
AMI is a leading provider of highly engineered, application-specific analyzers, and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition. AMI is included within the Sealing Technologies segment.
Based in Costa Mesa, California, AMI serves customers in the midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory wastewater and aerospace markets. AMI offers a portfolio of oxygen, hydrogen, sulfide and moisture analyzers and proprietary sensing capabilities that detect contaminants in a variety of processes, including natural gas and biogas streams, which enable operators to avoid flaring and, thereby, reduce CO2 emissions.
Acquisitions of non-controlling interests of Enpro subsidiaries
In connection with our acquisition of Alluxa, Inc. ("Alluxa") in October 2020, three Alluxa executives (the "Alluxa Executives") received rollover equity interests in the form of approximately 7% of the total equity interest of an entity we formed for the purpose of acquiring Alluxa (the "Alluxa Acquisition Subsidiary"). Pursuant to the limited liability operating agreement (the "Alluxa LLC Agreement") that was entered into with the completion of the transaction, each Alluxa Executive had the right to sell to us, and we had the right to purchase from each Alluxa Executive (collectively, the "Put and Call Rights"), one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. In January 2024, we agreed with the Alluxa Executives to change the terms of the Put and Call Rights so that all outstanding equity interests could be acquired in 2024. In February of 2024, we acquired all outstanding equity interests in the Alluxa Acquisition Subsidiary for $17.9 million, which was the minimum fixed price set in the Alluxa LLC Agreement. Enpro is now the sole owner of Alluxa.
This transaction was for the acquisition of all remaining shares of a consolidated subsidiary with no change in control, thus the portion of the consideration paid that was related to the redeemable non-controlling interest as of the date the options were exercised was recorded within shareholder's equity and as a financing cash flow in the Consolidated Statement of Cash Flows in the respective periods.

Dispositions
During the third quarter of 2022, we entered into an agreement to sell our GGB business, which sale was completed in November 2022, and announced our intention to sell Garlock Pipeline Technologies, Inc. ("GPT"), which was sold in January 2023. These businesses comprised our remaining Engineered Materials segment ("Engineered Materials"). As a result of classifying the GGB and GPT businesses as held for sale in the third quarter of 2022, we determined Engineered Materials to be a discontinued operation. Unless otherwise indicated, amounts provided in Part I pertain to continuing operations only (see Note 20 to our Consolidated Financial Statements in this Form 10-K for information on discontinued operations and the related disposition of those operations).
Upon the sale of GPT, we received $28.9 million, net of transaction fees and cash sold, resulting in a pretax gain of $14.6 million recognized in the first quarter of 2023.

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
Sales by market for the year ended December 31, 2025 were as follows:

	Year Ended December 31, 2025
	(in millions)
	Total	% of Total
Aerospace	$92.9	8.1%
Commercial vehicle	168.1	14.7%
Food and biopharmaceutical	76.3	6.7%
General industrial	299.4	26.2%
Oil and gas	68.2	6.0%
Power generation	71.3	6.2%
Semiconductor	367.1	32.1%
Total third-party sales	$1,143.3	100.0%

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
Sealing Technologies offers customers widely recognized applied engineering, innovation, process know-how and reliability, driving an enduring aftermarket for many of our products and solutions. Aftermarket or recurring revenue approximates two-thirds of our Sealing Technologies segment’s total revenue.
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
GHT, includes Rubber Fab, The Aseptic Group and Overlook Industries, which together, design, manufacture and sell fluid process solutions, including: single-use hygienic seals, single-use filler needles, tubing, components, assemblies and other final-fill components, primarily for food and pharma markets.
Technetics consists of Technetics Sealing and the Process Analytics group, which includes AMI and AlpHa.
Technetics Sealing designs, manufactures and sells high performance metal seals, mechanical seals, and elastomeric seals. These products are used in extreme applications for a variety of industries, including semiconductor, aerospace (including commercial space), power generation, oil and gas, life sciences and other markets. Technetics’ brands include HELICOFLEX®, TEXEAL®, FELTMETAL™, CEFILAC GPA®, Qualiseal®, CEFIL’AIR®, and ORIGRAF®.
AMI and AlpHa together constitute the Process Analytics group, providing compositional analysis solutions to support safety, quality, and process integrity across critical industries. AMI delivers highly engineered analyzers and proprietary sensing technologies that monitor oxygen, hydrogen sulfide, moisture, and other key analytes. Its solutions serve midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory, wastewater, and aerospace markets. AlpHa provides liquid analytical sensing technologies and instrumentation for industrial process control, water and wastewater, laboratory, and environmental monitoring. Its liquid‑phase capabilities complement AMI’s gas‑stream portfolio, enabling a more complete suite of sensing and instrumentation solutions.
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
Customers. Our Sealing Technologies segment sells products and solutions through distribution, original equipment manufacturers (“OEMs”), engineering and construction firms and end users worldwide. Solutions are offered to a broad range of global customers, with approximately 41% of 2025 sales delivered to customers outside the United States.
Competition. Our businesses are differentiated from competitors with technology, applied engineering advantage and reliability, as well as customer service, application expertise, technical support, on-time delivery, breadth of product offering, reputation for quality, and product availability. Our leading brand names, including Garlock®, Technetics®, STEMCO® and Advanced Micro Instruments®, have been built upon long-standing reputations for reliability, engineering expertise, safety and durability. The breadth, performance and quality of our product offerings allow us to achieve premium pricing and have made us a preferred supplier, with specified positions in a variety of critical applications, that we can leverage through our distribution channels. We believe that our Sealing Technologies segment’s record of product performance in the major markets it serves is a significant competitive advantage.
Raw Materials and Components. Our Sealing Technologies segment uses PTFE, aramid fibers, specialty elastomers, elastomeric compounds, graphite and carbon, common, exotic and precious metals, cold-rolled steel, leather, aluminum die castings, powdered metal components, electronic assemblies, various fibers, resins, chemicals and powders. We believe that these raw materials and components are generally available from various suppliers, though sources for certain raw materials and components are limited.

Advanced Surface Technologies Segment
Overview. Our Advanced Surface Technologies ("AST") segment is composed of four operating businesses, NxEdge, Technetics Semi, LeanTeq, and Alluxa. Our AST segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s capabilities include: (i) engineering, manufacturing and precision machining of complex front-end wafer processing sub-systems, including critical components used in and around semiconductor process chambers that enable the manufacture of leading-edge chips, as well as edge-welded metal bellows that support critical applications in the space, aerospace and defense markets; (ii) cleaning, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment, and (iii) coatings for critical components and assemblies for semiconductor manufacturing equipment, and designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, communications and semiconductor markets. In many instances, AST capabilities drive products and solutions that enable the maintenance of our customers’ high-value processes through an entire life cycle.
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
Technetics Semi engineers, manufactures, and assembles complex front-end wafer processing sub-systems, new and refurbished electrostatic chuck pedestals, and edge-welded metal bellows for the semiconductor equipment industry. These capabilities are also leveraged for high reliability in critical applications for space, aerospace and defense markets.
LeanTeq, whose primary operation is located in Taiwan, provides cleaning, coating, testing, refurbishment, metrology and verification solutions for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment. LeanTeq offers highly differentiated, proprietary, technology-enabled processes, market-leading process tool expertise, and broad materials proficiency. These capabilities extend the life cycles of parts and improve semiconductor manufacturing efficiency. LeanTeq also operates in Milpitas, California and Tempe, Arizona.
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
Customers. Our Advanced Surface Technologies segment sells products and solutions to OEMs, IDMs, industrial agents and distributors, and end users worldwide. Advanced Surface Technologies’ products and solutions are offered to global customers, with approximately 48% of sales delivered to customers outside the United States in 2025. Representative customers include leading global manufacturers of semiconductor manufacturing equipment, such as Applied Materials and ASML, as well as manufacturers of equipment used in the life sciences and industrial technology industries and government defense contractors. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry and the loss of one or more of those key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Competition. Competition in the markets we serve is based on technology differentiation, process know-how, proven performance and reliability, as well as price, customer service, application expertise, technical support, delivery terms, breadth of offerings, reputation for quality, global footprint and the availability of products and solutions. We believe that our significant competitive advantages include our technological knowledge, proprietary processes, manufacturing and analytical capabilities and record of performance, which enable us to satisfy the substantial upfront qualification processes required by many of our customers. The competitive landscape for precision machining of component parts for the semiconductor supply chain includes many providers other than NxEdge and Technetics Semi, with no provider having a dominant market position. In the semiconductor cleaning space, our competitors include a number of other providers of cleaning solutions, primarily in Taiwan, Japan, South Korea and the United States, with no provider having a dominant global market position. The coatings market is highly fragmented, with numerous small competitors to Alluxa and NxEdge.
Raw Materials and Components. Our Advanced Surface Technologies segment uses ultra-high purity chemicals, fluoropolymers, technical ceramics, rare earth materials, specialty substrates, common, exotic and precious metals. We believe that these raw materials and components are generally available from various suppliers, with occasional, isolated and short-term constraints. Some of AST’s operations rely upon sourcing certain rare earth minerals that historically have been sourced indirectly from China. Inventories of these materials are sufficient for near-term requirements and we are working to develop alternative sources for these materials.
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
Backlog
At December 31, 2025, we had order backlog valued at $256.7 million, of which $126.2 million is related to Sealing Technologies and $130.6 million related to Advanced Surface Technologies, compared with $240.6 million at December 31, 2024, of which $122.7 million related to Sealing Technologies and $117.9 million related to Advanced Surface Technologies. Approximately 5% of the December 31, 2025 backlog is expected to be filled beyond 2026. Backlog represents orders on hand that we believe to be firm. However, there is no certainty the backlog orders will result in actual sales at the times or in the amounts ordered.
Quality Assurance
We believe the quality of our products and solutions is among the most important factors in developing and maintaining strong, long-term relationships with our customers. In order to meet the exacting requirements of our customers, we maintain stringent standards of quality control. We routinely employ in-process inspection by using testing equipment as a process aid during all stages of development, design and production to ensure product quality and reliability. These include but are not limited to, state-of-the-art CAD/CAM equipment, statistical process control systems, laser tracking devices, failure mode and effect analysis, and coordinate measuring machines. We are able to extract numerical quality control data as a statistical measurement of the quality of the parts being manufactured from our Computer Numerical Control ("CNC") machinery. In addition, we perform quality control tests on parts that we outsource. As a result of our practices, we are able to significantly improve the quality of the services we provide and the parts we manufacture, avoid and reduce defects, and improve efficiency and reliability.
As of December 31, 2025, 29 of our manufacturing and service facilities were ISO 9001 certified. Four of our facilities are ISO 14001 certified.
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

Human Capital

As of December 31, 2025, we had approximately 4,000 employees, of which approximately 63% are in North America, 27% are in Asia Pacific, and 10% are in Europe, and approximately 13% of our U.S. employees were members of trade unions covered by two collective bargaining agreements. The collective bargaining agreement at our Garlock facility in Palmyra, New York expired on February 15, 2026, and, on February 16, 2026, union employees at that facility implemented a work stoppage pending completion of negotiations of a new agreement.
We strive to create an environment where all colleagues can flourish and develop, and view human development as a basic right, and a core foundation to achieving excellence. Enpro is a dual-bottom line company, with the development of our colleagues and their excellence inextricably linked to a productive environment that drives strong financial performance. Safety, excellence, and respect are our enduring core values and are the standard by which we measure all our actions, including how we treat our colleagues, physically and psychologically.
Enpro 3.0: Advancing Personal and Professional Growth
In the first quarter of 2025, Enpro launched “Enpro 3.0 - Accelerating Personal and Profitable Growth", a multi‑year transformation initiative designed to drive sustained, long-term profitable growth, unlocking the compounding features of our business model, while intentionally deepening our commitment to the personal and professional development of our people. Enpro 3.0 is a continued reflection of our core values and reinforces our dual bottom-line philosophy, which places value on both financial results and human development, and our longstanding commitment to encouraging, supporting and empowering our people as they continue to grow and develop.
In 2025, we continued to enhance our performance management and development processes, placing emphasis on both manager engagement and employee ownership, including training sessions throughout the enterprise on delivering objective, constructive feedback. We regularly conduct employee engagement and satisfaction surveys, including one completed in early 2025. Results from these surveys and engagement activities help senior management drive advances in our workplace and culture as we continuously focus on ways to improve our work environment.
Focus on Safety and Well-being of our Employees
Our core value of safety includes physical safety on our factory floors and the wellness and psychological safety of colleagues. We have worked for many years to develop a world-class safety program and culture, with the intention that all our colleagues go home each day as healthy as they arrived. Our commitment to safety has resulted in excellent safety performance. In 2025, our OSHA recordable injury case rate and lost time injury case rates were 0.64 and 0.09, respectively, which were improvements of 33% and 70%, respectively, as compared to our 2024 rates.
In 2025, we continued to strengthen our alignment with ISO 45001: Occupational Safety and Health Management Systems. Eleven of our locations now operate in accordance with the practices outlined in ISO 45001, and three of our locations have achieved third-party certification. These efforts reflect our ongoing commitment to establishing a consistent and effective safety management framework across the organization.
To further reduce risk, we deployed an AI-based ergonomic assessment tool across our facilities to evaluate task-related ergonomic hazards. This technology has enhanced our ability to identify improvement priorities and reduce ergonomic related injuries. We also placed renewed emphasis on improving our Job Safety Analyses for both routine and nonroutine or rework tasks, resulting in more comprehensive hazard identification and stronger operational controls. As a result of these initiatives, we achieved significant reductions in injuries across the organization.
Looking ahead to 2026, we will continue advancing our alignment with ISO 45001 and prioritize improvement projects that standardize safety requirements for similar processes across our businesses. We will also pursue additional strategies to strengthen colleagues’ safety awareness and enhance their ability to recognize and address potential hazards. These efforts will support our continued progress toward creating a safer workplace with fewer risks.
Competitive Pay, Benefits and Equity
We provide comprehensive compensation and benefits programs that are designed to attract and retain colleagues – our most valuable resource. Our compensation programs include a focus on building long-term value and alignment with our stakeholders, including a sizable portion of compensation at appropriate levels designed to foster a culture of ownership and alignment with our shareholders. We have improved our benefit programs each year to meet the changing needs of our employees and their families. In the United States, this includes a company-wide minimum wage of $17 per hour at all facilities that we have operated for at least one year, a 401k plan with an above-market company match, an award-winning health and well-being program, flexible vacation, and time off policies, enhanced employee assistance programs, paid family leave, and comprehensive healthcare benefits, as well as company-paid long-term disability, critical illness, and accident insurance coverage. We continue to focus on the mental well-being of our colleagues through company-wide resource groups that focus on mental health, as well as through our employee assistance programs and a mental health support community group.
Focus on Workforce and Respect
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
Focus on our Communities and Employee Assistance Fund
In 2020, we launched the Enpro Foundation to support charitable organizations in the communities where our colleagues live and work. Enpro has contributed $2.25 million to the Enpro Foundation since its formation in 2020 and our Foundation has made $1.6 million in donations, with a special focus on charitable organizations nominated by our colleagues. Through our Foundation, we have created and financially supported an employee assistance fund, administered by a third-party that specializes in this type of fund, where we assist employees that are facing difficult challenges, including family sickness, impact from natural disasters, or other tragedies, in a way that is objective, respectful, and confidential.

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
The markets in which we sell our products and solutions, particularly wafer fab equipment for semiconductor manufacturing, chemical companies, petroleum refineries, heavy-duty trucking, and capital equipment are, to varying degrees, cyclical and have historically experienced periodic downturns. Prior downturns have been characterized by diminished product demand, excess manufacturing capacity and subsequent erosion of average selling prices in these markets resulting in negative effects on our net sales and results of operations. Our products and solutions for the semiconductor manufacturing market, have historically been characterized by rapid changes in demand due to changes in electronics demand, economic conditions (both general and in the semiconductor and electronics industries), industry supply and demand, prices for semiconductors, the level of capital expenditures by manufacturers supplying semiconductor fabricators, and the ability of fabricators to manufacture increasingly complex and costly semiconductor devices. A prolonged and severe downward cycle in our markets, particularly in our semiconductor markets, could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, in the past, we have experienced downturns in end-market demand due to uncertainty regarding the impact of tariffs or threatened tariffs and related trade tensions. The United States and other countries have imposed and may continue to impose new trade restrictions and export regulations, have levied tariffs and taxes on certain goods, and could significantly increase tariffs on a broad array of goods. Other geopolitical actions or threatened geopolitical actions may adversely affect international trade relations. These actions, or the threat of these actions in the United States or other jurisdictions material to our operations and end markets, could depress demand for our products or increase the cost to manufacture our products, which may affect the competitiveness of our products relative to manufacturers not affected by such actions, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We face intense competition that could have a material adverse effect on our business.
We encounter intense competition in almost all areas of our businesses. Customers for many of our products and solutions are attempting to reduce the number of vendors from which they purchase. To remain competitive, we need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We also need to develop new products and solutions to continue to meet the needs and desires of our customers. In addition, if we fail to timely respond to rapid increases in demand for our products and services, or to effectively manage any corresponding expansion of our manufacturing or service capacity, our customers may divert their purchases of products and services from us to our competitors. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, some of our competitors are larger than we are and have substantially greater financial resources than we do. As a result, they may be better able to withstand the effects of periodic economic downturns. Certain of our products and solutions may also experience transformation from unique branded products to undifferentiated price sensitive products and solutions. This commoditization may be accelerated by low-cost foreign competition. Changes in the replacement cycle of certain of our products and solutions, including because of improved product and service quality or improved maintenance, may affect aftermarket demand for such products and solutions. Initiatives designed to distinguish our products and solutions through superior service, continuous improvement, innovation, customer relationships, technology, new product acquisitions, bundling with key services, long-term contracts or market focus may not be effective. Pricing and other competitive pressures could adversely affect our business, financial condition, results of operations and cash flows.
The reliance of our Advanced Surface Technologies segment on a small number of significant customers may adversely affect our financial results
A majority of the revenues of our Advanced Surface Technologies segment are derived from manufacturing, cleaning, coating and refurbishing components used in advanced node semiconductor manufacturing equipment. Due to consolidation in the semiconductor manufacturing equipment industry, a small number of companies control a significant majority of the global production of semiconductor manufacturing equipment. As a result, the segment is dependent on certain key relationships with customers in that industry, including a customer that accounted for approximately 24% of our 2025 consolidated net sales. These sales were made by our Advanced Surface Technologies segment and the loss of the segment’s relationship with that customer or other key customers or other adverse changes in the segment’s relationships with those customers could have a material adverse effect on our business, financial condition, results of operations and cash flows. Consolidation among our customers, or a decision by any one or more of our customers to no longer outsource the type of solutions provided by our Advanced Surface Technologies segment, may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on an even smaller number of customers. The customer base of our Advanced Surface Technologies segment is also geographically concentrated, particularly in Taiwan, Singapore, and the U.S. The geographic concentration of this customer base could shift over time as a result of changes in technology and competitive landscape, geopolitical actions, including government policies and incentives to develop regional semiconductor industries. Such a change in geographic concentration may require that we incur significant cost to enable our Advanced Surface Technologies segment to continue to effectively supply its customer base.
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
We have seen organic changes related to price increases of raw materials in the past, which have adversely affected our business and results of operations. The prices of some of our raw materials may continue to increase due to supply chain limitations or the imposition (or announcement of the intended imposition) of new or increased tariffs or changes in trade laws, including tariffs announced by the U.S. government in 2025 and retaliatory tariffs announced in response thereto. While we have been successful in passing along some of these higher costs, there can be no assurance we will be able to continue doing so without losing customers. Some of AST's operations rely upon sourcing certain rare earth minerals that historically have been sourced indirectly from China. While inventories of these materials are sufficient for near-term requirements, and we are working to develop alternative sources for these materials, the future supply of these materials is uncertain. The loss of a key supplier, the unavailability of a key raw material, or other disruptions of our supply chain could adversely affect our business, financial condition, results of operations and cash flows. In addition, we have limited sources for certain key raw materials and other supplies.
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
Our products and solutions are often used in critical applications in demanding environments, including in the nuclear, oil and gas, automotive, aerospace and pharmaceutical industries. Accordingly, product and service failures can have significant consequences and could result in significant product liability, warranty and other claims against us, regardless of whether our products and services caused the incident that is the subject of the claim, and we may have obligations to participate in the recall of products in which our products are components, if any of the components or services we supply prove to be defective. We endeavor to identify and obtain in established markets insurance agreements to cover certain significant risks and liabilities, though insurance against some of the risks inherent in our operations (such as insurance covering down-stream customer product recalls or nuclear-related liabilities) is either unavailable or available only at rates or on terms that we consider excessive. With respect to certain sales into the nuclear industry, Enpro may benefit from legal frameworks that operate as pooling arrangements to protect suppliers, although the specific structure and availability of such protections vary by country.

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
Our business may be impacted by information technology disruptions, including information technology attacks. Cybersecurity attacks, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data or corporate funds, and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and corruption of data (our own or that of third parties). We have experienced cybersecurity attacks and, while we believe that we have adopted appropriate measures and procedures to mitigate potential risks to our systems from information technology-related disruptions, it is possible that a cybersecurity attack could be successful in breaching the measures and procedures designed to protect our systems, including due to the development, through the application of artificial intelligence and quantum computing, of more advanced cybersecurity attacks. In such an event, we could potentially be subject to production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, misappropriation of corporate funds, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to risks related to the use of AI by us and our competitors.
We are increasingly incorporating artificial intelligence (AI) capabilities into our business operations and our products and solutions. AI technology is complex and rapidly evolving and may subject us to significant competitive, legal, regulatory, operational and other risks. There is no guarantee that our use of AI will benefit our business operations or produce products and solutions that are preferred by our customers. Our competitors may be more successful in their AI strategy and develop superior products and solutions with the aid of AI technology. Likewise, AI may negatively impact the demand for our customers’ product and solutions, which may impact their demand for our products and solutions. Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation, and materially harm our business. The use of AI in the development of our products and solutions could also cause loss of intellectual property, as well as subject us to risks related to intellectual property infringement or misappropriation, data privacy and cybersecurity. The United States and other countries may adopt laws and regulations related to AI. These laws and regulations could cause us to incur greater compliance costs and limit the use of AI in the development of our products and solutions. Any failure or perceived failure by us to comply with these regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
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
We may be required to obtain financing in order to fund the refinancing of our senior notes and other outstanding debt, as well as certain strategic acquisitions, if they arise. We are also exposed to risks from tightening credit markets, through the interest payable on any variable-rate debt, including the interest cost on future borrowings under our senior credit facilities. The credit environment could impact our ability to borrow money in the future. Additional financing or refinancing might not be available and, if available, may not be at economically favorable terms, including at interest rates in excess of the rates applicable to the Company’s outstanding indebtedness. Further, an increase in leverage could lead to deterioration in our credit ratings. A reduction in our credit ratings, regardless of the cause, could also limit our ability to obtain additional financing and/or increase our cost of obtaining financing. There is no guarantee we will be able to access the capital markets at financially economical interest rates, which could negatively affect our business and results of operations.

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
There is growing concern that a gradual increase in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Such physical risks may impair our production capabilities, disrupt our supply chain or impact demand for our products. In addition, Enpro faces transition risks associated with growing concern over climate change, which may result in customer needs evolving to adjust to a low-carbon economy and in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs, increased product investments to address evolving customer needs, and increased expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to align product investment to adjust to a low-carbon economy, or if we do not achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or in environmental and sustainability programs and initiatives, the results could have an adverse impact on our business, financial position, results of operations or cash flows.
At this time, Enpro voluntarily discloses its Scope 1 and Scope 2 greenhouse gas emissions; however, the Company is not currently subject to mandatory climate-related reporting under the European Union’s Corporate Sustainability Reporting Directive or the climate-related disclosure laws in California. We would be required to incur increased compliance costs if we were to become subject to these mandatory climate-related reporting requirements.
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
Risks Related to Our Prior Ownership of Disposed Businesses
We have exposure to contingent liabilities relating to previously owned businesses, which could have a material adverse effect on our financial condition, results of operations, and cash flows in any fiscal period.
We have contingent liabilities related to discontinued operations and previously owned businesses of our predecessors, including environmental liabilities and liabilities for certain products and other matters. In some instances we have indemnified others against those liabilities, and in other instances we have received indemnities from third parties against those liabilities.
Claims could arise relating to products, facilities, employees or former employees, or other matters related to our discontinued operations. Some of these claims could seek substantial monetary payments. For example, Enpro has entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the Environmental Protection Agency for the assessment and potential remediation of eight surface uranium mines in Arizona on the basis that our EnPro Holdings subsidiary, through which we hold most of our operating subsidiaries, was a potentially responsible party under federal environmental laws as the successor to a former operator in the 1950s of those mines. Further, we could potentially be liable with respect to firearms manufactured prior to March 1990 by Colt Firearms, a former operation of a corporate predecessor of EnPro Holdings, and electrical transformers manufactured prior to May 1994 by Central Moloney, another former operation of that corporate predecessor. Additionally, in 2014, prior to the sale of our former Fairbanks Morse division in 2020, Enpro Inc. guaranteed the performance of certain of Fairbanks Morse’s obligations regarding its supply of diesel engine generators used for emergency backup power at nuclear power plants in France, although Fairbanks Morse and its purchaser have agreed to indemnify us for any payments made under such guarantee.
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
Because we sell our products and provide services in a number of foreign countries, we are subject to risks associated with doing business internationally. In 2025, we derived approximately 43% of our net sales from sales of our products and solutions outside of the U.S. Outside the U.S., we operate 8 primary manufacturing and service facility locations (approximately 50,000 square feet or larger) located in 7 countries. Our sales and operating activities outside of the U.S. are, and will continue to be, subject to a number of risks, including:

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
The agreement governing our senior secured revolving credit facility imposes limitations on our operations, such as limitations on certain restricted payments, investments, incurrence or repayment of indebtedness, and maintenance of a consolidated net leverage ratio and an interest coverage financial ratio. In addition, the indenture governing our senior notes contains limitations on certain asset sales and granting of liens. These limitations could impede our ability to respond to market conditions, address unanticipated capital investment needs and/or pursue business opportunities.
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
Borrowings under our revolving credit facility incur interest which is variable based on, at our option, either the federal funds rate or the Secured Overnight Financing Rate ("SOFR") plus the applicable margin. Increases in the referenced rate will increase the Company's borrowing costs and negatively impact financial results and cash flows.
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
Risk Management Strategy
We recognize the critical importance of effectively managing cybersecurity risks to protect our businesses, intellectual property, employees, and customers. We manage cybersecurity risks as part of our broader enterprise risk management framework, which allows us to leverage existing, robust processes for assessing the effectiveness and coverage of our controls. Cybersecurity risks are evaluated using the same risk and impact criteria applied to other enterprise risks, including potential impacts to operations, financial performance, and regulatory compliance.
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
From a management perspective, our Chief Information Security Officer (“CISO”) and Senior Vice President and Chief Information Officer (“CIO”) lead our cybersecurity efforts. Our CISO has extensive experience in cybersecurity, including creating and supporting cybersecurity programs for larger publicly-traded companies, obtaining cybersecurity certifications, participating in relevant cybersecurity leadership communities, and public speaking engagements on cybersecurity topics. He leads a cross functional cybersecurity team, which includes members of our legal department and internal audit function. As part of his job function, our CISO is charged with remaining informed of the latest developments in cybersecurity, including the evolving threat landscape, as well as risk management improvement methods. This continual focus and understanding of the threat landscape, as well as risk treatment practices, is required to ensure that the CISO can effectively manage the Company’s efforts to prevent, detect, mitigate, and remediate cybersecurity incidents.
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
The practice of our CISO and CIO is to communicate significant cybersecurity matters directly to senior management, including our Chief Executive Officer, Chief Financial Officer and General Counsel, which ensures that our executive management team remains continually informed of critical events impacting our business. Our executive management team, along with our CISO, evaluates cybersecurity incidents and risks to determine potential materiality and related disclosure obligations.
For cybersecurity matters deemed material to the Company, senior management will communicate such matters directly to the Audit Committee to enable members of the Audit Committee to offer comprehensive oversight and guidance on crucial cybersecurity matters.

ITEM 2.	PROPERTIES
We are headquartered in Charlotte, North Carolina and have 15 primary manufacturing and service facility locations in 8 countries, including the U.S. The following table outlines the location, business segment and size of our primary facilities aggregated by city, along with whether we own or lease each facility:

Location	Segment	Owned/ Leased	Aggregate (Square Feet)
U.S.
Palmyra, New York	Sealing Technologies	Owned	690,000
Longview, Texas	Sealing Technologies	Owned	219,000
Morgan Hill, California	Advanced Surface Technologies	Leased	156,000
Houston, Texas	Sealing Technologies	Leased	132,000
Boise, Idaho	Advanced Surface Technologies	Owned	94,000
Tempe, Arizona	Advanced Surface Technologies	Owned	75,000
Deland, Florida	Sealing Technologies	Owned	50,000
Foreign
Taoyuan City, Taiwan	Advanced Surface Technologies	Leased	211,000
Mexico City, Mexico	Sealing Technologies	Owned	128,000
Saint-Etienne, France	Sealing Technologies	Owned	108,000
Neuss, Germany	Sealing Technologies	Leased	97,000
Sherbrooke, Canada	Sealing Technologies	Owned	86,000
Montbrison, France	Sealing Technologies	Owned	79,000
Singapore, Singapore	Advanced Surface Technologies	Leased	70,000
Suzhou, China	Sealing Technologies	Leased	55,000
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our executive officers is set forth below:

Name	Age	Position
Eric A. Vaillancourt	62	President, Chief Executive Officer and Director
Joseph F. Bruderek	47	Executive Vice President and Chief Financial Officer
Robert S. McLean	61	Executive Vice President, Chief Administrative Officer and General Counsel
Amy C. Bianchi	45	Executive Vice President and Chief Human Resources Officer
Steven R. Bower	67	Senior Vice President, Controller and Chief Accounting Officer
Larisa R. Joiner	52	Senior Vice President and Chief Information Officer
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

Amy C. Bianchi is currently Executive Vice President and Chief Human Resources Officer and has held that position since September 2025. Prior to joining Enpro, she served from January 2020 to August 2025 as Senior Vice President and Chief Human Resources Officer of Momentive Performance Materials, Inc., a global provider of silicones and specialty materials that formerly was a division of General Electric Company. During Ms. Bianchi’s 14 years at Momentive Performance Materials, she served in a variety of human resources positions including Vice President, Global Talent Management & Organization Design; Senior Director, Global Talent Management & Organization Design; Director, Global HR Operations; and Global HR Business Partner, Silicones & Specialties. Prior to joining Momentive Performance Materials, Ms. Bianchi held various HR leadership roles for both private and publicly traded multinational organizations, including Plug Power Inc.
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
Larisa R. Joiner is currently Senior Vice President and Chief Information Officer and has held these positions since January, 2025 and March, 2017, respectively. Ms. Joiner joined Enpro in 2013 and has held various positions in Information Technology, including Director, Global Project Management Office from 2014 to 2017. Prior to joining Enpro, Ms. Joiner led an application development team at BlueLinx Corporation, a distributor of building products. Earlier in her career, Ms. Joiner held multiple system analyst and project management roles at Georgia Pacific, LLC, a consumer products company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is publicly traded on the New York Stock Exchange (“NYSE”) under the symbol “NPO.”
As of December 31, 2025, there were 1,760 holders of record of our common stock.
The following table sets forth all purchases made by us or on our behalf or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2025.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)		Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2025	—		—		—	$50,000,000	(1)
November 1 – November 30, 2025	—		—		—	$50,000,000	(1)
December 1 – December 31, 2025	532	(2)	$213.24	(2)	—	$50,000,000	(1)
Total	532	(2)	$213.24	(2)	—	$50,000,000	(1)

(1)In October of 2024, our board of directors authorized the expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026. We have not made any repurchases under this authorization.
(2)In December 2025, a total of 532 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 53 shares were valued at a price of $205.19 per share, the closing trading price of our common stock on December 17, 2025, and 479 of these shares were valued at a price of $214.13 per share, the closing trading price of our common stock on December 31, 2025. Accordingly, the total 532 shares were valued at a weighted average price of $213.24. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.

CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH
Set forth below is a line graph showing the annual change in the cumulative total shareholder return for our common stock as compared to similar returns for the Russell 2000® Stock Index and the S&P 600 Capital Goods Index.
Returns have been calculated assuming the investment of $100 in each of the securities or indices on December 31, 2020, and reinvestment of dividends into additional shares of the respective equity securities when paid. The graph plots the respective values beginning on December 31, 2020, and continuing through December 31, 2025. Past performance is not necessarily indicative of possible future returns.

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
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s products and solutions capabilities include: (i) engineering, manufacturing and precision machining of complex front-end wafer processing sub-systems, including critical components used in and around semiconductor process chambers that enable the manufacture of leading-edge chips, as well as edge-welded bellows that support critical applications in the space, aerospace and defense markets; (ii) cleaning, testing, refurbishment and verification for critical components and assemblies used in semiconductor manufacturing equipment, with meaningful exposures to state-of-the-art advanced node chip applications; and (iii) coatings for critical components and assemblies for semiconductor manufacturing equipment, and designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, and semiconductor markets. In many instances, AST capabilities drive products and solutions that enable the performance of our customers’ high-value processes through an entire life cycle.
Acquisitions
On October 8, 2025, Enpro acquired Overlook, which is headquartered in Easthampton, Massachusetts. Overlook specializes in the design and fabrication of single-use technologies and other critical componentry for biopharmaceutical production processes.
On November 14, 2025, we acquired AlpHa. AlpHa is a Houston, Texas-based leading provider of liquid analytical sensing technologies and instrumentation for the measurement of key parameters for liquid processes. AlpHa serves customers across a diverse set of end-markets, including industrial process control, water and wastewater, laboratory, and environmental monitoring.
We paid $273.9 million, net of cash acquired, for the two acquisitions completed in the fourth quarter of 2025. We have funded these acquisitions with available cash on hand in the United States and borrowings under our revolving credit facility. In connection with the acquisitions of these businesses, there were $7.4 million of acquisition-related costs incurred during the year ended December 31, 2025 which are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. The post-acquisition results of Overlook and AlpHa are reflected within the Sealing Technologies segment.
On January 29, 2024, Enpro acquired all of the equity securities of AMI for $209.4 million, net of cash acquired. In connection with the acquisition of AMI, there were $3.9 million of acquisition-related costs incurred during the year ended

December 31, 2024 and included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations.
AMI is a leading provider of highly-engineered, application-specific analyzers and sensing technologies that monitor critical parameters to maintain infrastructure integrity, enable process efficiency, enhance safety, and facilitate the clean energy transition. AMI is included within the Sealing Technologies segment.
Based in Costa Mesa, California, AMI serves customers in the midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory wastewater and aerospace markets. AMI offers a portfolio of oxygen, hydrogen, sulfide and moisture analyzers and proprietary sensing capabilities that detect contaminants in a variety of processes, including natural gas and biogas streams, which enable operators to avoid flaring and, thereby, reduce CO2 emissions.
Acquisitions of redeemable non-controlling interests
In connection with our acquisition of Alluxa in October 2020, the Alluxa Executives received rollover equity interests in the form of approximately 7% of the total equity interest the Alluxa Acquisition Subsidiary, which we formed for the purpose of acquiring Alluxa. The Alluxa LLC Agreement entered into with the completion of the transaction, included the Put and Call Rights, under which each Alluxa Executive had the right to sell to us, and we had the right to purchase from each Alluxa Executive, one-third of the Alluxa Executive equity interests in the Alluxa Acquisition Subsidiary during each of three exercise periods in 2024, 2025 and 2026, with any amount not sold or purchased in a prior exercise period being carried forward to the subsequent exercise periods. In January 2024, we agreed with the Alluxa Executives to change the terms of the Put and Call Rights so that all outstanding equity interests could be acquired in 2024. In February of 2024, we acquired all outstanding equity interests in the Alluxa Acquisition Subsidiary for $17.9 million, which was the minimum fixed price set in the Alluxa LLC Agreement. As this transaction was for the acquisition of all remaining shares of a consolidated subsidiary with no change in control, it was recorded within shareholder's equity and as a financing cash flow in the Consolidated Statement of Cash Flows. As a result of the acquisition of these equity interests, Enpro became the sole owner of Alluxa.

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
On January 30, 2023, we completed the sale of GPT. In 2023, we received $28.9 million, net of transaction fees and cash sold, resulting in a pretax gain of $14.6 million recognized in the first quarter of 2023.
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
Please refer to Item 1, "Business-Background" for information with respect to our sales by geographic region in 2025, 2024 and 2023.

Highlights
Financial highlights for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
	(in millions, except per share data)
Net sales	$1,143.3	$1,048.7	$1,059.3
Income from continuing operations attributable to Enpro Inc.	$40.5	$72.9	$10.8
Net income attributable to Enpro Inc.	$40.5	$72.9	$22.2
Diluted earnings per share from continuing operations attributable to Enpro Inc.	$1.91	$3.45	$0.51
Adjusted income from continuing operations attributable to Enpro Inc.[1]	$168.0	$146.9	$137.0
Adjusted diluted earnings per share attributable to Enpro Inc. continuing operations [1]	$7.91	$6.96	$6.54
Adjusted Segment EBITDA [2]	$324.6	$300.8	$287.8
Adjusted EBITDA [1]	$277.6	$254.8	$238.0
1 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in "— Reconciliation of Non-GAAP Financial Measure to the Comparable GAAP Measure" at the end of this section.
2 Reconciliation of these non-GAAP measures to their respective GAAP measure are located in " — Results of Operations".

Results of Operations

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Sales
Sealing Technologies	$732.4	$687.2	$658.4
Advanced Surface Technologies	411.6	362.2	401.2
	1,144.0	1,049.4	1,059.6
Intersegment sales	(0.7)	(0.7)	(0.3)
Total sales	$1,143.3	$1,048.7	$1,059.3

Income from continuing operations attributable to Enpro Inc.	$40.5	$72.9	$10.8

Adjusted Segment EBITDA
Sealing Technologies	$240.7	$224.1	$192.3
Advanced Surface Technologies	83.9	76.7	95.5
Total Adjusted Segment EBITDA	$324.6	$300.8	$287.8

Reconciliations of Income from continuing operations attributable to Enpro Inc. to Adjusted Segment EBITDA
Income from continuing operations attributable to Enpro Inc.	$40.5	$72.9	$10.8
Plus: net loss attributable to redeemable non-controlling interests	—	—	(3.9)
Income from continuing operations	40.5	72.9	6.9
Income tax expense	(17.1)	(21.5)	(30.8)
Income from continuing operations before income taxes	57.6	94.4	37.7
Acquisition and divestiture expenses	8.5	4.3	1.1
Non-controlling interest compensation allocation	—	—	(0.3)
Amortization of the fair value adjustment to acquisition date inventory	2.2	1.7	—
Restructuring and impairment expense, net	1.7	5.8	4.0
Depreciation and amortization expense	102.8	100.3	94.3
Corporate expenses	47.8	46.4	51.1
Interest expense, net	28.2	34.5	30.1
Goodwill impairment	—	—	60.8
Loss on pension settlement	67.2	—	—
Other expense, net	8.6	13.4	9.0
Adjusted Segment EBITDA	$324.6	$300.8	$287.8
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition and disposition expenses, non-controlling interest compensation allocation, restructuring and impairment expense, net of gains on restructuring-related sales of assets, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization expense. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Corporate expenses include general corporate administrative costs. Segment non-operating expenses and income, corporate expenses, net interest expense, goodwill impairment, loss on pension settlement and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
Restructuring and impairment expense, net in the table above for the year ended December 31, 2025, includes income related to gains on the sale of fixed assets as a result of restructuring actions.

Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of Alluxa that was subject to reduction for certain types of employment terminations of the Alluxa Executives. This expense was recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisition. We acquired all of the Alluxa non-controlling interests in the first quarter of 2024.
Other expense, net in the table above represents other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.
2025 Compared to 2024

Sales of $1,143.3 million in 2025 increased 9.0% from $1,048.7 million in 2024. The following table summarizes the impact of acquisitions and foreign currency on sales by segment:

Sales	Percent Change 2025 vs. 2024
increase/(decrease)	Organic	Acquisition	Foreign Currency	Total
Enpro Inc.	7.6%	1.1%	0.3%	9.0%
Sealing Technologies	4.5%	1.6%	0.5%	6.6%
Advanced Surface Technologies	13.6%	—%	—%	13.6%
Following is a discussion of operating results for each segment during 2025 compared to 2024:

Sealing Technologies. Sales of $732.4 million in 2025 reflect a 6.6% increase compared to $687.2 million in 2024. Excluding the favorable foreign exchange translation ($3.4 million) and the sales from recent acquisitions ($11.1 million), sales were up 4.5% or $30.7 million. By end market, we saw strong demand in aerospace, oil and gas, and food and biopharmaceuticals, as well as firm domestic demand in general industrial markets, offset in part by continued weakness in commercial vehicle OEM demand in North America and slow industrial markets internationally. Overall, higher volumes and strategic pricing initiatives equally contributed to sales growth for the year.

Segment AEBITDA of $240.7 million in 2025 increased 7.4% from $224.1 million in 2024. Segment AEBITDA margin increased from 32.6% in 2024 to 32.9% in 2025. Excluding the favorable foreign exchange translation ($0.6 million) and the contribution from recently acquired businesses ($3.5 million), Adjusted Segment EBITDA increased 5.6%, or $12.5 million. The increase in Segment AEBITDA was driven primarily by the the volume and strategic pricing initiatives ($28.8 million), partially offset by material costs and mix headwinds ($3.8 million), unfavorable transactional F/X ($3.7 million) and higher selling, general, and administrative costs ($4.1 million) supporting growth initiatives, and increased payroll and benefits expenses.
Advanced Surface Technologies. Sales of $411.6 million in 2025 reflect a 13.6% increase compared to $362.2 million in 2024. Solutions serving leading-edge applications and some improvement in overall semiconductor capital equipment demand, amidst a choppy demand environment, drove the improvement.
Segment AEBITDA of $83.9 million in 2025 increased 9.2% from $76.7 million in 2024. Segment AEBITDA margin narrowed slightly from 21.2% in 2024 to 20.4% in 2025. The $7.1 million increase in segment AEBITDA was driven by higher volume ($28.4 million) partially offset by labor and benefits expenses ($11.3 million), largely in support of growth initiatives, material costs and mix headwinds ($6.6 million), unfavorable transactional foreign exchange ($2.0 million), and other expenses, including freight and incentives ($2.7 million).
Corporate expenses for 2025 increased $1.4 million as compared to 2024. The increase was driven primarily by increased medical costs offset in part by a decrease in share-price-based long-term incentive compensation expenses and lower professional fees.
Interest expense, net in 2025 decreased by $6.3 million as compared to 2024 primarily driven by lower average outstanding debt, as well as lower interest rates on variable rate debt.
Other expense, net in 2025 decreased by $4.8 million as compared to 2024, primarily due to the 2025 recovery of a reserve taken in 2024 on a long-term promissory note that was received in partial consideration for the sale of a non-strategic business in 2020 ($9.0 million) and decreased foreign exchange losses related to an intercompany note denominated in Euros which settled in the first quarter of 2025 ($1.3 million), offset in part by higher non-service pension related costs ($2.5 million), a loss incurred on the extinguishment of debt ($1.7 million), and increased costs related to previously divested businesses ($0.9 million).

In the second quarter of 2024, Enpro initiated a plan to terminate and settle its remaining defined benefit pension plan in the United States. The termination and settlement process for this frozen plan, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, was substantially completed in the fourth quarter of 2025.

As a result of the plan termination, Enpro recorded a pretax, noncash settlement loss of $67.2 million in other nonoperating expense in our consolidated statement of operations in the fourth quarter of 2025. The loss was driven primarily by the recognition of actuarial losses previously deferred in accumulated other comprehensive income on our consolidated balance sheet.

Income tax expense from continuing operations was $17.1 million in 2025 and $21.5 million in 2024. The effective tax rates for 2025 and 2024 were 29.6% and 22.8% respectively. The effective tax rate for 2025 is higher than the U.S. federal tax rate primarily due to higher tax rates in most foreign jurisdictions, partially offset by the favorable impact of tax credits. The effect of these items resulted in a net 6.3% increase in our effective tax rate from the U.S. federal statutory tax rate, or $3.7 million additional income tax expense. In 2025 we had a decrease in tax expense relative to 2024, primarily driven by lower pre-tax income principally due to the pension plan settlement loss.
Income from continuing operations attributable to Enpro Inc. was $40.5 million, or $1.92 per share, in 2025 compared to income from continuing operations attributable to Enpro Inc. of $72.9 million, or $3.48 per share, in 2024.
2024 Compared to 2023
For a comparison of our results of operations for the years ended December 31, 2024 to December 31, 2023, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 21, 2025.
Restructuring and Other Costs
We incurred $2.5 million, $6.2 million and $5.0 million of restructuring and impairment costs during the years ended December 31, 2025, 2024 and 2023, respectively. In 2023, we incurred a goodwill impairment charge of $60.8 million related to the Alluxa reporting unit.
Of the restructuring and impairment costs incurred in 2025, 2024 and 2023, we incurred $2.5 million, $2.8 million and $4.3 million, respectively, of restructuring costs related to the reorganization of sites and functions, primarily in the United States and $3.4 million, and $0.7 million, in 2024 and 2023, respectively, of non-cash impairment charges of long-lived assets. Workforce reductions associated with our restructuring activities in 2025, 2024, and 2023 totaled 35, 77, and 72 administrative and manufacturing positions, respectively.
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
As of December 31, 2025, we held $16.6 million of cash and cash equivalents in the United States and $101.5 million of cash and highly liquid short-term investments outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate such funds without significant adverse tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries have already been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC"). We do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2025, we repatriated $306.2 million of earnings from our foreign subsidiaries, resulting in only $0.4 million of withholding taxes. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.
Cash Flows
Operating activities of continuing operations provided cash in the amount of $201.2 million, $162.9 million and $208.4 million in 2025, 2024 and 2023, respectively. The increase in operating cash flows in 2025 versus 2024 was primarily attributable to the increase in revenue and operating income and lower net cash payments for interest. The decrease in operating cash flows in 2024 versus 2023 was primarily attributable the decline in revenue, timing of working capital, and payments related to short-term operating liabilities, as well as $18.9 million of additional tax payments made in 2024.
Investing activities of continuing operations used $316.9 million,$241.5 million , and $7.4 million of cash in 2025, 2024, and 2023. Investing activities in 2025 used cash primarily for the acquisitions of Overlook and AlpHa ($273.9 million) and investments in property, plant, and equipment ($42.0 million). Investing activities in 2024 used cash primarily for the acquisition of AMI ($209.4 million) and investments in property, plant, and equipment ($29.1 million). Investing activities in 2023 used cash primarily for investments in property, plant, and equipment ($33.9 million), partially offset by proceeds of the sale of businesses, principally the sale of GPT ($25.9 million).
Financing activities of continuing operations used $17.4 million in cash in 2025, as $26.2 million of dividend payments were offset in part by the proceeds from the issuance of our $450 million senior notes and from borrowings on our revolving credit facility net of repayments of our previously outstanding $350 million senior notes and of our term loan facility. See below for further details. Financing activities of continuing operations used $50.5 million in 2024 primarily attributable to the acquisition of non-controlling interests, primarily for the acquisition of the Alluxa non-controlling interests ($18.3 million), net repayments of debt ($8.1 million) and dividend payments ($25.3 million). Financing activities used $170.9 million in 2023, primarily attributable to payments on our term loan facilities in place during that year ($144.9 million), and by dividend payments ($24.3 million).
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
We were in compliance with all covenants of the Amended Credit Agreement as of December 31, 2025. The borrowing availability under our Revolving Credit Facility at December 31, 2025 was $580.6 million after giving consideration to $9.4 million of outstanding letters of credit and $210.0 million of outstanding borrowings.
Senior Notes. On May 29, 2025, we completed the offering of $450 million in aggregate principal amount of our 6.125% Senior Notes due 2033 (the “Senior Notes”). The Senior Notes were issued to investors at 100% of the principal amount thereof. The Senior Notes are unsecured, unsubordinated obligations of Enpro Inc. and mature on June 1, 2033. Interest on the Senior Notes accrues at a rate of 6.125% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing December 1, 2025. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of Enpro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of Enpro or any of the guarantors above a specified threshold. We may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest.
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

Contractual Obligations
A summary of our contractual obligations and commitments at December 31, 2025 is as follows:

	Payments Due by Period (in millions)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$660.7	$0.2	$0.4	$210.1	$450.0
Interest on debt	204.3	27.6	55.1	55.1	66.5
Operating leases	76.9	15.4	24.9	17.2	19.4
Environmental liabilities	42.2	7.9	18.8	12.8	2.7
Total	$984.1	$51.1	$99.2	$295.2	$538.6
The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes. In our Consolidated Balance Sheet, these amounts are shown net of an unamortized debt discount of $5.4 million. Additional discussion regarding the Senior Notes and Amended Credit Agreement is included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations in “Liquidity and Capital Resources – Capital Resources,” and in Note 11, "Debt," to the consolidated financial statements. The interest on debt represents the contractual interest coupon. It does not include the debt discount accretion, which also is a component of interest expense.
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
Share Repurchase Program
Enpro’s board of directors approved a two-year share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that expired in October 2024. No shares were purchased under the prior repurchase program. Under the replacement authorization, which, other than the expiration date, is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws.
Dividends
On January 13, 2015, our board of directors adopted a policy under which it intends to declare regular quarterly cash dividends on Enpro’s common stock, with the determination of whether to declare a dividend and the amount being considered each quarter, after taking into account our cash flow, earnings, cash position, financial position and other relevant matters. On February 13, 2025, we announced that our board of directors had increased the quarterly dividend to $0.31 per share, commencing with the dividend to be paid on March 19, 2025 to all shareholders of record as of March 5, 2025. Quarterly dividends paid in 2024 and 2023 were $0.30 and $0.29 per share, respectively. On February 13, 2026 we announced that our board of directors had increased the quarterly dividend to $0.32 per share, commencing with the dividend to be paid on March 18, 2026 to all shareholders of record as of March 5, 2025
Each of the Credit Agreement and the indenture governing the Senior Notes includes covenants restricting the payment of dividends, but includes a basket permitting the payment of cash dividends of up to $50.0 million per year under the Credit Agreement and $60.0 million per year under the indenture governing the Senior Notes. Other baskets may be available under that the agreement governing the Revolving Credit Facility and the indenture governing the Senior Notes to permit the payment of dividends in excess of the respective basket amount.
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
The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. An impairment charge is recognized when the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Interim tests during the year may be required if an event occurs or circumstances change (a "triggering event") that in management's judgment would more likely than not reduce the fair value of a reporting unit below its’ carrying amount.
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
In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Alluxa reporting unit to be a triggering event for an interim goodwill impairment test. We determined the carrying value of our Alluxa reporting unit to exceed its fair value and, as a result, we impaired the remaining $60.8 million of goodwill related to Alluxa. Our Consolidated Balance Sheet at December 31, 2025, 2024, and 2023 reflects no goodwill related to Alluxa.
The fair value of our semiconductor reporting unit, included in the Advanced Surface Technologies segment significantly exceeded its carrying value as of November 1, 2025. All annual impairment tests of goodwill for the Semiconductor reporting unit performed during the 3-years ended December 31, 2025 indicated there was no impairment of goodwill for the Semiconductor reporting unit.
The fair value of the three reporting units of our Sealing Technologies segment all exceeded their respective carrying values as of November 1, 2025. All annual impairment tests of goodwill for these reporting units performed during the 3-years ended December 31, 2025 indicated there was no impairment of goodwill for the reporting units.
Annual assessments are conducted in the context of information that was reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; material and labor cost and availability; operational efficiency including the impact of projected capital asset additions, and the discount rates and tax rates. We will perform our next annual goodwill impairment tests as of November 1, 2026; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.
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
Intangible assets with indefinite lives, which consist primarily of trade names and future products that were in development at the time of the acquisition of AMI in January 2024, are subject to at least annual impairment testing. The impairment testing for the indefinite lived trade names compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Key assumptions used in the relief from royalty method are projected revenues and royalty, discount, tax, and terminal growth rates. Impairment testing for these assets were conducted as of November 1 in 2025, 2024 and 2023 and indicated no impairment. Impairment testing related to the future products that were in development at the time of the acquisition of AMI compares the fair value of the intangible asset with its carrying value using a multi-period excess earnings method. Key assumptions used in the excess earnings method are projected revenues and profit margins, obsolescence factors, and tax, discount, and long-term growth rates. This testing was conducted as of November 1, 2025 and 2024, the first testing period after the asset was acquired, and indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset. For additional information regarding the acquisition of AMI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview as well as Note 2 to the Consolidated Financial Statements.
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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. In general, due to uncertainties regarding, among other factors, changes to operating and monitoring requirements based on the ongoing performance of the remediation system and/or changes to applicable legal and regulatory requirements, we do not consider costs for remediation activities beyond five years to be reasonably estimable. To the extent that capital costs to be incurred more than five years out, such as costs for the construction or decommissioning of remediation systems, can be reasonably estimated such costs are included in our environmental reserves. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of our liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
OECD/G20 Base Erosion and Profit Shifting Project - Pillar 2

The Organisation for Economic Co-operation and Development (the “OECD”) introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, effective for tax years beginning in 2024. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation to adopt Pillar Two. The adoption of Pillar Two had no impact on our income tax expense for the year ended December 31, 2025 and we expect there to be a minimal impact, if any, in subsequent years. Any impact would be accounted for as a period cost in the period in which it is incurred.

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
A reconciliation of (i) income from continuing operations attributable to Enpro Inc. to adjusted income from continuing operations attributable to Enpro Inc., including on a per share basis, and (ii) income from continuing operations attributable to Enpro Inc. to adjusted EBITDA for the years ended December 31, 2025, 2024 and 2023 as set forth below.

Reconciliation of Adjusted Income from Continuing Operations Attributable to Enpro Inc.

	Years Ended December 31,
	2025				2024
(In Millions Except Per Share Amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc.	$40.5	21.2	$1.91		$72.9	21.1	$3.45
Income tax expense	17.1				21.5
Income from continuing operations before income taxes	57.6				94.4

Adjustments from selling, general, and administrative:
Acquisition expense	8.5				4.3
Amortization of acquisition-related intangible assets	77.4				75.9
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense, net	2.5				6.2
Amortization of the fair value adjustment to acquisition date inventory	2.2				1.7
Adjustments from other non-operating expense
Environmental reserve adjustments	5.6				5.7
Costs associated with previously disposed businesses	2.3				1.4
Pension expense (non-service cost)	2.6				0.1
Loss on extinguishment of debt	1.7				—
Foreign exchange losses related to the divestiture of a discontinued operation	0.4				1.8
Long-term promissory note adjustment[1]	(4.5)				4.5
Loss on pension settlement[2]	67.2				—
Other adjustments
Other	0.5				(0.1)

Adjusted income from continuing operations before income taxes	224.0				195.9
Adjusted tax expense	(56.0)				(49.0)
Adjusted income from continuing operations attributable to Enpro Inc.	$168.0	21.2	$7.91	3	$146.9	21.1	$6.96	3
Restructuring and impairment expense, net in the table above for the year ended December 31, 2025, includes income related to gains on the sale of fixed assets as a result of restructuring actions.

	Year Ended December 31,
	2023
(In Millions Except Per Share Amounts)	$	Average common shares outstanding, diluted	Per Share
Income from continuing operations attributable to Enpro Inc.	$10.8	21.0	$0.51
Net loss attributable to redeemable non-controlling interests	(3.9)
Income tax expense	30.8
Income from continuing operations before income taxes	37.7

Adjustments from selling, general, and administrative:
Acquisition expense	1.1
Non-controlling interest compensation allocation	(0.3)
Amortization of acquisition-related intangible assets	68.4
Adjustments from other operating expense and cost of sales:
Restructuring and impairment expense	5.0
Adjustments from other non-operating expense
Environmental reserve adjustments	2.9
Costs associated with previously disposed businesses	1.7
Pension expense (non-service cost)	1.5
Goodwill impairment	56.5
Foreign exchange losses related to the divestiture of a discontinued operation	2.2
Other adjustments
Other	0.8

Adjusted income from continuing operations before income taxes	177.5
Adjusted tax expense	(44.4)
Income from redeemable non-controlling interest, net of taxes	3.9
Adjusted income from continuing operations attributable to Enpro Inc.	$137.0	21.0	6.54	3

Adjustments in the tables above only reflect amounts attributable to Enpro Inc.
1We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024, we concluded a reserve was needed for expected future credit losses. In the fourth quarter of 2025, the obligor of the note refinanced all of its long-term debt, which led to the repayment of the note in full, and a recovery of the corresponding loss.
2The termination and settlement process for our defined benefit pension plan in the United States was substantially completed in the fourth quarter of 2025, resulting in the recognition of a settlement loss to recognize actuarial losses previously deferred in accumulated other comprehensive income on our consolidated balance sheet.
3Adjusted diluted earnings per share, which amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.
The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0%. Per share amounts were calculated by dividing by the weighted-average shares of diluted common stock outstanding during the periods.

Reconciliation of Income from Continuing Operations Attributable to Enpro Inc. to Adjusted EBITDA

	Years Ended December 31,
(In Millions)	2025	2024	2023
Income from continuing operations attributable to Enpro Inc.	$40.5	$72.9	$10.8
Net loss attributable to redeemable non-controlling interests	—	—	(3.9)
Income from continuing operations	40.5	72.9	6.9

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (" Adjusted EBITDA"):
Interest expense, net	28.2	34.5	30.1
Income tax expense	17.1	21.5	30.8
Depreciation and amortization expense	102.8	100.3	94.5
Restructuring and impairment expense, net	2.5	6.2	5.0
Environmental reserve adjustments	5.6	5.7	2.9
Costs associated with previously disposed businesses	2.3	1.4	1.7
Acquisition expense	8.5	4.3	1.1
Pension expense (non-service cost)	2.6	0.1	1.5
Non-controlling interest compensation allocations	—	—	(0.3)
Amortization of the fair value adjustment to acquisition date inventory	2.2	1.7	—
Loss on extinguishment of debt	1.7	—	—
Goodwill impairment	—	—	60.8
Foreign exchange losses related to the divestiture of a discontinued operation	0.4	1.8	2.2
Long-term promissory note adjustment[1]	(4.5)	4.5	—
Loss on pension settlement[2]	67.2	—	—
Other	0.5	(0.1)	0.8
Adjusted EBITDA	$277.6	$254.8	$238.0
Restructuring and impairment expense, net in the table above for the year ended December 31, 2025, includes income related to gains on the sale of fixed assets as a result of restructuring actions.
1We received a long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in the first quarter of 2024, we concluded a reserve was needed for expected future credit losses. In the fourth quarter of 2025, the obligor of the note refinanced all of its long-term debt, which led to the repayment of the note in full, and a recovery of the corresponding loss.
2The termination and settlement process for our defined benefit pension plan in the United States was substantially completed in the fourth quarter of 2025, resulting in the recognition of a settlement loss to recognize actuarial losses previously deferred in accumulated other comprehensive income on our consolidated balance sheet.
Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the Indenture.
The reconciliation of income from continuing operations attributable to Enpro Inc. to total adjusted segment EBITDA for the years ended December 31, 2025, 2024, and 2023 is included in “—Results of Operations."

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

Interest Rate Risk
We are exposed to interest rate risk as a result of our outstanding debt obligations. The table below provides information about the maturities of our fixed rate debt obligations as of December 31, 2025. The table represents principal cash flows (in millions) and related weighted average interest rates by the contractual maturity dates.

	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$0.2	$0.2	$0.2	$0.1	$450.0	$450.7	$465.1
Average interest rate	4.6%	4.6%	4.3%	4.4%	6.1%	6.1%
The table above excludes unamortized debt discount of $5.4 million at December 31, 2025.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. The notional amount of these foreign exchange contracts was $103.7 million and $110.5 million as of December 31, 2024 and 2023, respectively. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025.
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
Based on the controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
We carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on our assessment, we have concluded, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

This assessment did not include Overlook and AlpHa because they were acquired in purchase business combinations in 2025. Combined total assets and total net sales of these acquisitions represented approximately 2% and 1% of our total assets and total net sales, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

During the three months ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our directors and officers appearing under the captions “Election of directors,” “Corporate governance policies and practices,” and information under the caption “Beneficial ownership of our common stock; – Delinquent Section 16(a) reports” in our definitive proxy statement for the 2026 annual meeting of shareholders is incorporated herein by reference.
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
The information set forth under the captions "Compensation and Human Resources Committee report on executive compensation," "Compensation discussion and analysis" and “Executive compensation” (other than the information appearing under the heading "Payment versus performance") in our definitive proxy statement for the 2026 annual meeting of shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security ownership data appearing under the caption “Beneficial ownership of our common stock” in our definitive proxy statement for the 2026 annual meeting of shareholders is incorporated herein by reference.
The table below contains information as of December 31, 2025, with respect to our compensation plans and arrangements (other than our tax-qualified plans) under which we have options, warrants or rights to receive equity securities authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	446,342(1)	$152.30(2)	1,022,651
Equity compensation plans not approved by security holders	—	—	—
Total	446,342(1)	$152.30(2)	1,022,651

(1)Includes shares issuable under restricted share unit awards and under performance share awards granted under our shareholder-approved equity compensation plans. This amount includes shares payable at the maximum level for performance share awards for the 2023 – 2025, 2024 – 2026, and 2025 - 2027 performance cycles. Performance cycles are settled in shares.

(2)The weighted average exercise price does not take into account awards of phantom shares or restricted share units. Information with respect to these awards is incorporated by reference to the information appearing under the captions “Corporate governance policies and practices — Director compensation,” "Compensation discussion and analysis — 2025 executive compensation decisions in detail —Long-term compensation and “Executive compensation — Grants of plan based awards — Restricted stock unit awards” in our definitive proxy statement for the 2026 annual meeting of shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning the independence of our directors is set forth under the caption, “Corporate governance policies and practices – Director independence” in our definitive proxy statement for the 2026 annual meeting of shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information appearing under the caption “Independent registered public accounting firm” in our definitive proxy statement for the 2026 annual meeting of shareholders is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:

1.Financial Statements
The financial statements filed as part of this report are listed in Part II, Item 8 of this report on the Index to Consolidated Financial Statements.

2.Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2025, 2024 and 2023 appears on page 97.
Other schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the Consolidated Financial Statements or notes thereto.

3. Exhibits
The exhibits to this report on Form 10-K are listed in the Exhibit Index appearing on pages 45 to 47.

ITEM 16.	FORM 10-K SUMMARY
None

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

2.3
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

10.5+
Enpro Inc. Amended and Restated 2020 Equity Compensation Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed by Enpro Inc. on March 24, 2025 (File No. 001-31225))

10.6+
Amended and Restated 2002 Equity Compensation Plan (2016 Amendment and Restatement) (incorporated by reference to Annex A to the Proxy Statement on Schedule 14A filed by the Company on March 31, 2016 (File No. 001-31225))

10.7+
Senior Executive Annual Performance Plan (2012 Amendment and Restatement) (incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by the Company (File No. 001-31225))

10.8+
Long-Term Incentive Plan (2016 Amendment and Restatement) (incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A dated March 23, 2017 filed by the Company (File No. 001-31225))

10.9+
Management Stock Purchase Deferral Plan (2019 Amendment and Restatement) incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended March 31, 2019 filed by the Company (File No. 001-31225)

10.10+
Form of Phantom Shares Award Grant for Outside Directors (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.10 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.11+
Form of Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (Revised 2023) (incorporated by reference to Exhibit 10.11 to the Form 10-K for the year ended December 31, 2022 filed by the Company (File No. 001-31225))

10.12+
Form of Long-Term Incentive Plan Award Agreement (Performance Share Award—Stock Settled) (2020 Equity Compensation Plan) (Revised 2023, as corrected) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

10.13+
Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (incorporated by reference to Exhibit 10.13 to the Form 10-K for the year ended December 31, 2020 filed by the Company (File No. 001-31225))

10.14+
Form of Restricted Share Units Award Agreement (2020 Equity Compensation Plan) (Revised 2024) (incorporated by reference to Exhibit 10.15 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

10.15+
Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (Incentive Stock Option) (Revised 2024) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

10.16+
Form of Notice of Grant of Stock Options and Stock Option Agreement (2020 Equity Compensation Plan) (Nonqualified Stock Option) (Revised 2024) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

10.17+
Form of Performance Share Award Agreement (Stock Settled) (2020 Equity Compensation Plan) (Revised 2024) (incorporated by reference to Exhibit 10.18 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

10.18+
Form of Phantom Shares Award Grant for Outside Directors (2002 Equity Compensation Plan) (incorporated by reference to Exhibit 10.7 to the Form 10-K for the year ended December 31, 2012 filed by the Company (File No. 001-31225))

10.19+
Form Restricted Share Units Award Agreement (2002 Equity Compensation Plan) (incorporated by reference to Exhibit No. 10.10 to the Form 10-K for the year ended December 31, 2015 filed by the Company (File No. 001-31225))

10.20+
Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.16 to the Form 10-K for the year ended December 31, 2013 filed by the Company (File No. 001-31225))

10.21+
Amendment dated December 12, 2014 to Deferred Compensation Plan (as amended and restated effective January 1, 2010) (incorporated by reference to Exhibit 10.17 to the Form 10-K for the year ended December 31, 2014 filed by the Company (File No. 001-31225))

10.22+
Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective January 1, 2016) (incorporated by reference to Exhibit 10.19 to the Form 10-K for the year ended December 31, 2015 filed by the Company (File No. 001-31225))

10.23+	Outside Directors’ Phantom Share Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K for the year ended December 31, 2002 filed by the Company (File No. 001-31225))

10.24+
Form of Management Continuity Agreement replacing Management Continuity Agreements in force in 2024 (incorporated by reference to Exhibit 10.26 to the Form 10-K for the year ended December 31, 2024 filed by the Company (File No . 001-31225))

10.25+
Form of Management Continuity Agreement to be entered into after 2024 (incorporated by reference to Exhibit 10.27 to the Form 10-K for the year ended December 31, 2024 filed by the Company (File No . 001-31225))

10.26
Senior Officer Severance Plan (effective as of June 5, 2017) (incorporated by reference to Exhibit 10.31 to the Form 10-K for the year ended December 31, 2017 filed by the Company (File No. 001-31225))

19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Form 10-K for the year ended December 31, 2024 filed by the Company (File No. 001-31225))

21*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney from William Abbey

24.2*	Power of Attorney from Allison K. Aden

24.3*	Power of Attorney from Thomas M. Botts

24.4*	Power of Attorney from Felix M. Brueck

24.5*	Power of Attorney from Adele M. Gulfo

24.6*	Power of Attorney from Ronald C. Keating

24.7*	Power of Attorney from David L. Hauser

24.8*	Power of Attorney from John Humphrey

24.9*	Power of Attorney from Judith A. Reinsdorf

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a – 14(a)/15d – 14(a)

32*	Certification pursuant to Section 1350

97	Dodd-Frank Clawback Policy (incorporated by reference to Exhibit 97 to the Form 10-K for the year ended December 31, 2023 filed by the Company (File No. 001-31225))

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
*    Items marked with an asterisk are filed herewith.
+    Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on the 19th day of February, 2026.

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

Signatures	Title	Date

/s/ Eric A. Vaillancourt	President and Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2026
Eric A. Vaillancourt

/s/ Joseph F. Bruderek	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2026
Joseph F. Bruderek

/s/ Steven R. Bower	Senior Vice President, Controller and	February 19, 2026
Steven R. Bower	Chief Accounting Officer
(Principal Accounting Officer)

/s/ David L. Hauser	Chairman of the Board and Director	February 19, 2026
David L. Hauser*

/s/ William Abbey	Director	February 19, 2026
William Abbey*

/s/ Allison K. Aden	Director	February 19, 2026
Allison K. Aden*

/s/ Thomas M. Botts	Director	February 19, 2026
Thomas M. Botts*

/s/ Felix M. Brueck	Director	February 19, 2026
Felix M. Brueck*

/s/ Adele M. Gulfo	Director	February 19, 2026
Adele M. Gulfo*

/s/ Ronald C. Keating	Director	February 19, 2026
Ronald C. Keating*

/s/ John Humphrey	Director	February 19, 2026
John Humphrey*

/s/ Judith A. Reinsdorf	Director	February 19, 2026
Judith A. Reinsdorf*

* By:	/s/ Robert S. McLean
Robert S. McLean, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enpro Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Enpro Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Overlook Industries, Inc. ("Overlook") and AlpHa Measurement Holdings, LLC ("AlpHa") from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Overlook and AlpHa from our audit of internal control over financial reporting. Overlook and AlpHa are wholly-owned subsidiaries whose total assets and total net sales excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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
Annual Goodwill Impairment Test – Semiconductor Reporting Unit
As described in Notes 1 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,064.8 million as of December 31, 2025, and the goodwill associated with the Semiconductor reporting unit was $532.2 million. Goodwill is not amortized, but instead is subject to impairment testing that is conducted at least annually each calendar year in the fourth quarter. Interim tests during the year may be required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. An impairment charge is recognized when the carrying amount exceeds the reporting unit’s fair value. The annual impairment test of goodwill for the Semiconductor reporting unit indicated there was no impairment of goodwill. To estimate the fair value of the reporting unit, management uses both a discounted cash flow and a market valuation approach. The key assumptions used for the discounted cash flow include projected revenues and profit margins, projected capital expenditures, changes in working capital, discount rates, and tax rates.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment test of the Semiconductor reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Semiconductor reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and profit margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment test, including controls over the valuation of the Semiconductor reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Semiconductor reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach used by management; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and profit margins. Evaluating management’s assumptions related to projected revenues and profit margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Semiconductor reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow approach.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 19, 2026
We have served as the Company’s auditor since 2004.

FINANCIAL INFORMATION
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2025, 2024 and 2023
(in millions, except per share data)

	2025	2024	2023
Net sales	$1,143.3	$1,048.7	$1,059.3
Cost of sales	655.8	603.9	632.5
Gross profit	487.5	444.8	426.8
Operating expenses:
Selling, general and administrative	323.4	296.3	284.2
Goodwill impairment	—	—	60.8
Other	2.5	6.2	5.0
Total operating expenses	325.9	302.5	350.0
Operating income	161.6	142.3	76.8
Interest expense	(34.0)	(40.9)	(45.0)
Interest income	5.8	6.4	14.9
Loss on pension settlement	(67.2)	—	—
Other expense, net	(8.6)	(13.4)	(9.0)
Income from continuing operations before income taxes	57.6	94.4	37.7
Income tax expense	(17.1)	(21.5)	(30.8)
Income from continuing operations	40.5	72.9	6.9
Income from discontinued operations, including gain on sale, net of taxes	—	—	11.4
Net income	40.5	72.9	18.3
Less: net loss attributable to redeemable non-controlling interests	—	—	(3.9)
Net income attributable to Enpro Inc.	$40.5	$72.9	$22.2
Income attributable to Enpro Inc. common shareholders:
Income from continuing operations, net of tax	$40.5	$72.9	$10.8
Income from discontinued operations, net of tax	—	—	11.4
Net income attributable to Enpro Inc.	$40.5	$72.9	$22.2
Basic earnings per share attributable to Enpro Inc.:
Continuing operations	$1.92	$3.48	$0.52
Discontinued operations	—	—	0.54
Net income per share	$1.92	$3.48	$1.06
Diluted earnings per share attributable to Enpro Inc.:
Continuing operations	$1.91	$3.45	$0.51
Discontinued operations	—	—	0.54
Net income per share	$1.91	$3.45	$1.05

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023
Net income attributable to Enpro Inc.	$40.5	$72.9	$22.2
Other comprehensive income:
Foreign currency translation adjustments	23.7	(28.4)	11.0
Pension and postretirement benefits adjustment (excluding amortization)	11.5	(19.5)	(2.6)
Pension settlements and curtailments	66.3	—	0.3
Amortization of pension and postretirement benefits included in net income	1.9	1.6	0.7
Other comprehensive income (loss), before tax	103.4	(46.3)	9.4
Income tax benefit (expense) related to items of other comprehensive income	(16.1)	3.1	1.7
Other comprehensive income (loss), net of tax attributable to Enpro Inc.	87.3	(43.2)	11.1
Comprehensive income attributable to Enpro Inc.	$127.8	$29.7	$33.3

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net income	$40.5	$72.9	$18.3
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations, net of taxes	—	—	(11.4)
Taxes related to sale of discontinued operations	—	—	(3.3)
Depreciation	24.7	23.9	24.5
Amortization	78.1	76.4	70.0
Loss on pension settlement	67.2	—	—
Goodwill impairment	—	—	60.8
Deferred income taxes	(15.0)	(18.4)	(7.7)
Stock-based compensation	13.5	12.0	9.8
Other non-cash adjustments	3.8	13.7	4.6
Change in assets and liabilities, net of effects of acquisitions and divestitures of businesses:
Accounts receivable, net	(5.4)	1.6	21.6
Inventories	6.1	6.3	10.3
Accounts payable	(4.3)	(5.4)	(5.2)
Income taxes, net	(9.9)	2.0	24.2
Other current assets and liabilities	(6.3)	(7.6)	(5.8)
Other non-current assets and liabilities	8.2	(14.5)	(2.3)
Net cash provided by operating activities of continuing operations	201.2	162.9	208.4
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
Purchases of property, plant and equipment	(42.0)	(29.1)	(33.9)
Payments for capitalized internal-use software	(6.1)	(3.8)	(0.4)
Proceeds from sale of businesses	7.5	—	25.9
Payments for acquisitions, net of cash acquired	(273.9)	(209.4)	—
Purchase of short-term investments	(3.4)	—	(35.8)
Redemption of short-term investments	—	—	35.8
Other	1.0	0.8	1.0
Net cash used in investing activities of continuing operations	(316.9)	(241.5)	(7.4)
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
Proceeds from debt	930.0	52.5	—
Repayments of debt, including premiums to par value	(911.6)	(60.6)	(145.1)
Acquisition of non-controlling interests of Enpro subsidiaries	—	(18.3)	—
Debt issuance costs	(8.0)	—	—
Dividends paid	(26.2)	(25.3)	(24.3)
Other	(1.6)	1.2	(1.5)
Net cash used in financing activities of continuing operations	(17.4)	(50.5)	(170.9)
CASH FLOWS OF DISCONTINUED OPERATIONS
Operating cash flows	—	—	(0.6)
Net cash used in discontinued operations	—	—	(0.6)
Effect of exchange rate changes on cash and cash equivalents	11.5	(4.4)	5.9
Net increase (decrease) in cash and cash equivalents	(121.6)	(133.5)	35.4
Cash and cash equivalents at beginning of year	236.3	369.8	334.4
Cash and cash equivalents at end of year	$114.7	$236.3	$369.8

	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$33.5	$38.9	$43.3
Income taxes, net of refunds received	$41.4	$36.1	$17.2
Non-cash investing and financing activities
Non-cash acquisitions of property, plant and equipment	$12.2	$5.9	$0.2
Non-cash acquisitions of capitalized internal-use software	$0.9	$0.8	$—

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024
(in millions, except share amounts)

	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$114.7	$236.3
Accounts receivable, less allowance for doubtful accounts of $2.0 in 2025 and of $1.0 in 2024	134.1	115.9
Inventories	153.8	138.8
Prepaid expenses and other current assets	35.1	21.3
Total current assets	437.7	512.3
Property, plant and equipment, net	221.5	193.2
Goodwill	1,064.8	896.2
Other intangible assets, net	823.5	790.3
Other assets	115.5	99.5
Total assets	$2,663.0	$2,491.5
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.2	$16.0
Accounts payable	71.6	66.0
Accrued expenses	116.9	116.0
Total current liabilities	188.7	198.0
Long-term debt	655.1	624.1
Deferred income taxes	143.4	126.9
Other liabilities	131.9	113.9
Total liabilities	1,119.1	1,062.9
Commitments and contingent liabilities
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,240,597 shares at December 31, 2025 and 21,185,581 shares at December 31, 2024	0.2	0.2
Additional paid-in capital	333.3	319.4
Retained earnings	1,189.7	1,175.6
Accumulated other comprehensive income (loss)	21.9	(65.4)
Common stock held in treasury, at cost – 174,546 shares at December 31, 2025 and 176,684 shares at December 31, 2024	(1.2)	(1.2)
Total shareholders’ equity	1,543.9	1,428.6
Total liabilities and equity	$2,663.0	$2,491.5

See notes to Consolidated Financial Statements.

ENPRO INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2025, 2024 and 2023
(dollars and shares in millions, except per share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Permanent Shareholders’ Equity	Redeemable non-controlling interest
	Shares	Amount
Balance, December 31, 2022	20.8	$0.2	$299.2	$1,130.2	$(33.3)	$(1.2)	$1,395.1	$17.9
Net income	—	—	—	22.2	—	—	22.2	(3.9)
Other comprehensive income	—	—	—	—	11.1	—	11.1	—
Dividends ($1.16 per share)	—	—	—	(24.4)	—	—	(24.4)	—
Incentive plan activity	0.2	—	9.6	—	—	—	9.6	—
Other	—	—	(3.9)	—	—	—	(3.9)	3.9
Balance, December 31, 2023	21.0	0.2	304.9	1,128.0	(22.2)	(1.2)	1,409.7	17.9
Net income	—	—	—	72.9	—	—	72.9	—
Other comprehensive loss	—	—	—	—	(43.2)	—	(43.2)	—
Dividends ($1.20 per share)	—	—	—	(25.3)	—	—	(25.3)	—
Incentive plan activity	—	—	14.5	—	—	—	14.5	—
Acquisition of Alluxa non-controlling interests	—	—	—	—	—	—	—	(17.9)
Balance, December 31, 2024	21.0	0.2	319.4	1,175.6	(65.4)	(1.2)	1,428.6	—
Net income	—	—	—	40.5	—	—	40.5	—
Other comprehensive income	—	—	—	—	87.3	—	87.3	—
Dividends ($1.24 per share)	—	—	—	(26.4)	—	—	(26.4)	—
Incentive plan activity	0.1	—	13.9	—	—	—	13.9	—
Balance, December 31, 2025	21.1	$0.2	$333.3	$1,189.7	$21.9	$(1.2)	$1,543.9	$—

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

Summary of Significant Accounting Policies

Business Combinations - We utilize the acquisition method of accounting for all business combinations which requires us to estimate the fair value of assets acquired and liabilities assumed. We may adjust these estimates up to one year from the date the business was acquired. Valuations of intangible assets acquired in a business combination require judgment and often comprise a significant portion of the total assets acquired. We use the income approach to determine the fair value of our intangible assets, primarily using the relief-from-royalty or multi-period excess earnings method. Under these valuation approaches, we use assumptions in valuing the assets, including projected revenues and profit margins, royalty rates, obsolescence factors, customer attrition rates, contributory asset charges, tax rates, discount rates and long-term growth rates. Any excess total consideration transferred in a business combination greater than the fair value of identifiable assets acquired net of liabilities assumed is recorded as goodwill. Acquisition-related costs are expensed as incurred.
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
Foreign Currency Translation – The financial statements of those operations whose functional currency is a foreign currency are translated into U.S. dollars using the current rate method. Under this method, all assets and liabilities are translated into U.S. dollars using current exchange rates, and income statement activities are translated using average exchange rates. The foreign currency translation adjustment is included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Gains and losses on foreign currency transactions are included in operating income. Foreign currency transaction losses (gains) totaled $2.0 million, $(2.4) million, and $1.3 million, respectively, in 2025, 2024, and 2023. In addition to these transaction losses (gains), we recorded $0.4 million, $1.8 million, and $2.2 million, respectively, in 2025, 2024, and 2023 of foreign currency transaction losses in other non-operating expense. These losses resulted from an intercompany note between a domestic and foreign subsidiary, related to the divestiture of discontinued operations, that was denominated in a foreign currency.
Research and Development Expense – Costs related to research and development activities are expensed as incurred. We perform research and development primarily under company-funded programs for commercial products. Research and development expenditures in 2025, 2024, and 2023 were $13.3 million, $10.9 million, and $9.5 million, respectively, and are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
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
The Tax Cuts and Jobs Act (the "Tax Act") provides for a territorial tax system, that includes the global intangible low-taxed income (“GILTI”) provision beginning in 2018. The GILTI provisions require us to include in our U.S. income tax return certain current year foreign subsidiary earnings net of foreign tax credits, subject to limitation. We elected to account for the GILTI tax as a period cost in the period in which it is incurred.
On July 4, 2025, the U.S. enacted into law H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (“The Act”), commonly referred to as “The One Big Beautiful Bill Act.” The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100 percent bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation as well as several core international tax provisions. The Company has recorded the impact of these tax law changes in the financial statements for the year ended December 31, 2025. The Act generated a cash tax benefit reducing the U.S. federal estimated tax payments required for the year. The impact on the effective tax rate was immaterial.
The Organisation for Economic Co-operation and Development (the “OECD”) introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, effective for tax years beginning in 2024. While it is uncertain whether the U.S. will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation to adopt Pillar Two. The adoption of Pillar Two had no impact on our income tax expense for the year ended December 31, 2025 and we expect there to be a minimal impact, if any, in subsequent years. Any impact would be accounted for as a period cost in the period in which it is incurred.
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
Goodwill and Other Intangible Assets – Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to impairment testing that is conducted at least annually each calendar year in the fourth quarter. Our annual impairment testing for all of our intangible assets is performed as of November 1 of each year.
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
In the second quarter of 2023, we determined the lower than previously projected actual and forecasted financial performance of our Alluxa reporting unit to be a triggering event for an interim goodwill impairment test. We determined the carrying value of our Alluxa reporting unit to exceed its fair value and, as a result, we impaired the remaining $60.8 million of goodwill related to Alluxa. Our Consolidated Balance Sheet at December 31, 2025, 2024, and 2023 reflects no goodwill related to Alluxa.
The fair value of our semiconductor reporting unit, included in the Advanced Surface Technologies segment significantly exceeded its carrying value as of November 1, 2025. All annual impairment tests of goodwill for the Semiconductor reporting unit performed during the 3-years ended December 31, 2025 indicated there was no impairment of goodwill for the Semiconductor reporting unit.

The fair value of the three reporting units of our Sealing Technologies segment all exceeded their respective carrying values as of November 1, 2025. All annual impairment tests of goodwill for these reporting units performed during the 3-years ended December 31, 2025 indicated there was no impairment of goodwill for the reporting units.
Annual assessments are conducted in the context of information that was reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; material and labor cost and availability; operational efficiency including the impact of projected capital asset additions, and the discount rates and tax rates. We will perform our next annual goodwill impairment tests as of November 1, 2026; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.
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
Intangible assets with indefinite lives, which consist primarily of trade names and future products that were in development at the time of the acquisition of AMI in January 2024, are subject to at least annual impairment testing. The impairment testing for the indefinite lived trade names compares the fair value of the intangible asset with its carrying amount using the relief from royalty method. Key assumptions used in the relief from royalty method are projected revenues and royalty, discount, tax, and terminal growth rates. Impairment testing for these assets was conducted as of November 1 in 2025, 2024 and 2023 and indicated no impairment. Impairment testing related to the future products that were in development at the time of the acquisition of AMI compares the fair value of the intangible asset with its carrying value using a multi-period excess earnings method. Key assumptions used in the excess earnings method are projected revenues and profit margins, obsolescence factors, and tax, discount, and long-term growth rates. This testing was conducted as of November 1, 2025, the first testing period after the asset was acquired, and indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset. See Note 2, "Acquisitions" for additional information regarding the acquisition of AMI.
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
Recently Issued Accounting Guidance
In December 2023, the FASB issued new guidance requiring expanded income tax disclosures for annual periods beginning after December 15, 2024. The new income tax disclosures standard (the “Tax Standard”) requires additional detail to be disclosed in the effective tax rate reconciliation as well as enhanced jurisdictional disclosures for income taxes paid. The Tax Standard permits prospective or retrospective adoption. We adopted the Tax Standard in the year ended December 31, 2025 and elected prospective application. Adoption of the Tax Standard resulted in an expansion of the income tax footnote disclosures for the Company.
In November 2024, new accounting guidance was issued that will require additional disclosures and disaggregation of certain costs and expenses presented on the face of the income statement. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted. We are currently evaluating this guidance.

In September 2025, new accounting guidance was issued which modernizes the accounting guidance for internal-use software development costs. The amendments are effective for annual periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating this new guidance.

2.	Acquisitions
On October 8, 2025, Enpro acquired all of the equity of Overlook Industries, Inc. ("Overlook"). Overlook, which is headquartered in Easthampton, Massachusetts, specializes in the design and fabrication of single-use technologies and other critical componentry for biopharmaceutical production processes.

On November 14, 2025, we acquired all of the equity interests in AlpHa Measurement Holdings, LLC (“AlpHa”). AlpHa, together with its wholly-owned direct and indirect subsidiaries (i) VL Acquisition Co., a Delaware corporation, (ii) AlpHa Measurement Solutions, LLC, a Texas limited liability company, (iii) Aurora Scientific Instruments (Shanghai) Co., Ltd., a company organized under the Laws of the PRC, and (iv) VATCO, LLC, a Texas limited liability company, is a Houston, Texas-based leading provider of liquid analytical sensing technologies and instrumentation for the measurement of key parameters for liquid processes. AlpHa and its subsidiaries serve customers across a diverse set of end-markets, including industrial process control, water and wastewater, laboratory, and environmental monitoring.
We paid $273.9 million, net of cash acquired, for the two acquisitions completed in the fourth quarter of 2025. We have funded these acquisitions with available cash on hand and borrowings under our revolving credit facility. In connection with the acquisitions of these businesses, there were $7.4 million of acquisition-related costs incurred during the year ended December 31, 2025 which are included in selling, general, and administrative expense in the accompanying Consolidated Statements of Operations. Both of these businesses are included within the Sealing Technologies segment.
The purchase prices of Overlook and AlpHa were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired less the liabilities assumed is reflected as goodwill, which is attributable primarily to the value of the workforce and the ongoing operations of the business. Goodwill recorded as part of the purchases was $158.1 million, of which we expect approximately 32% is tax deductible given the structure of the transactions. Inventory acquired included an adjustment to fair value of $5.4 million, of which $2.2 million was amortized to cost of goods sold in the fourth quarter of 2025.
We will continue to evaluate the purchase price allocation of these acquisitions, including the value of intangible assets and income tax assets and liabilities and adjust this allocation as appropriate. The allocation of purchase price may be revised during the one-year measurement period as our initial estimates below are finalized. The following table represents the preliminary allocation of purchase price as of December 31, 2025:

(in millions)
Accounts receivable	$8.9
Inventories	17.6
Property, plant, and equipment	3.9
Goodwill	158.1
Other intangible assets	107.8
Other assets	10.8
Deferred income taxes and uncertain tax positions	(16.1)
Other liabilities	(17.1)
$273.9

Identifiable intangible assets acquired are as follows:

		Weighted-average amortization period
Definite-lived intangible assets acquired:	(in millions)	(years)
Customer relationships	$70.7	14.5
Existing technology	26.3	15.0
Trademarks	10.0	10.0
Other	0.8	5.0
Identifiable intangible assets acquired	107.8	14.1
Sales of $7.9 million and pre-tax loss of $2.0 million for Overlook and AlpHa were included in our Consolidated Statements of Operations for the year ended December 31, 2025. The following unaudited pro forma consolidated financial results of operations for the years ended December 31, 2025 and 2024 are presented as if these acquisitions had been completed on January 1, 2024:

	Year Ended December 31
	2025	2024

Pro forma net sales	$1,191.6	$1,097.6
Pro forma income from continuing operations	$48.2	$66.7
These amounts have been calculated after applying our accounting policies and adjusting the results of the two acquired businesses to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied as of January 1, 2024. The supplemental pro forma net income for the year ended December 31, 2025 was adjusted to exclude $7.4 million of pre-tax acquisition-related costs related to Overlook and AlpHa. The pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of any potential synergies as a result of the integration of businesses acquired in 2024 and 2025. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition of these businesses occurred on January 1, 2024, or of future results of Enpro Inc.
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
Based in Costa Mesa, California, AMI serves customers in the midstream natural gas, biogas, industrial processing, cryogenics, food processing, laboratory wastewater and aerospace markets. AMI offers a portfolio of oxygen, hydrogen, sulfide and moisture analyzers and proprietary sensing capabilities that detect contaminants in a variety of processes, including natural gas and biogas streams, which enable operators to avoid flaring and, thereby, reduce CO2 emissions.
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
Sales of $32.1 million and pre-tax income of $6.9 million for AMI were included in our Consolidated Statements of Operations for the year ended December 31, 2024. The following unaudited pro forma consolidated financial results of operations for the years ended December 31, 2024 and 2023 are presented as if these acquisitions had been completed on January 1, 2023:

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
The fair value of the Alluxa Executives' equity interests was estimated as of the closing date of those transactions. Due to the presence of the put arrangements and thus that redemption is not solely within our control, the Alluxa Executives' equity interests had been presented as redeemable non-controlling interests prior to our acquisition of those interests. We initially recognized the amount at fair value, inclusive of the put-call provisions. We adjusted the redeemable non-controlling interests when the redemption value exceeded the carrying value with changes recognized as an adjustment to equity.

3.	Other Expense, Net
Operating
We incurred $2.5 million, $6.2 million and $5.0 million of restructuring and impairment costs, excluding goodwill impairment, for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 1, "Overview, Basis of Presentation, and Significant Accounting Policies" for information related to goodwill impairment charges incurred in 2023.
Of the restructuring and impairment costs incurred in 2025, 2024 and 2023, we incurred $2.5 million, $2.8 million and $4.3 million, respectively, of restructuring costs related to the reorganization of sites and functions, primarily in the United States and $3.4 million and $0.7 million, in 2024 and 2023 respectively, of non-cash impairment charges of long-lived assets.

Restructuring and impairment costs, net by reportable segment are as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Sealing Technologies	$—	$2.3	$3.0
Advanced Surface Technologies	1.7	3.5	0.9
Corporate	0.8	0.4	1.1
	$2.5	$6.2	$5.0
Restructuring and impairment expense, net in the table above for the year ended December 31, 2025, includes income related to gains on the sale of fixed assets as a result of restructuring actions.
Non-Operating
During 2025, 2024 and 2023, we recorded expense of $5.6 million, $5.7 million and $2.9 million, respectively, due to net environmental reserve increases based on additional information at several specific sites and other ongoing obligations of previously owned businesses. Refer to Note 19, "Commitments and Contingencies - Environmental," for additional information about our environmental liabilities.
We report the service cost component of pension and other postretirement benefits expense in operating income in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are presented in other income (expense). For the years ended December 31, 2025, 2024, 2023, we reported approximately $2.6 million, $0.1 million, and $1.5 million of expense, respectively, in the Consolidated Statements of Operations related to the components of net benefit cost other than service cost. Refer to Note 14, "Pension," for additional information regarding net benefit costs, including impacts associated with the termination of our U.S. defined benefit plan in 2025.
In connection with the sale of a discontinued operation, in the fourth quarter of 2022 we issued an intercompany note between a domestic and foreign entity that is denominated in a foreign currency. In January 2023, we hedged the outstanding intercompany note to minimize future gains and losses. As a result of this note, we recorded losses of $0.4 million in the first quarter of 2025 and $1.8 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025.
In connection with the redemption of our 5.75% Senior Notes and repayment of the remaining outstanding principal amount of our Term Loan A-2 Facility in the second quarter of 2025, we recognized a $1.7 million loss on extinguishment related to unamortized debt issuance costs recorded in other non-operating expense. Refer to Note 11, "Debt" for further information on our debt refinancing activities in 2025.
We received a $7.5 million long-term promissory note in connection to the sale of a divested business. As part of our regular review of the note, in 2024 we concluded a reserve was needed for expected future credit losses and recorded a loss of $4.5 million, leaving a carrying value on the note of $4.0 million as of December 31, 2024. In 2025, the obligor of the note refinanced its long-term debt. Proceeds from the new debt issuance were used to pay off existing debt holders, including Enpro in full. Total proceeds of $10.2 million were collected in the payoff. The previous $4.5 million loss was recovered and the income from the recovery included in other expense, net on the consolidated statement of operations in the fourth quarter of 2025. The remaining $1.7 million received in excess of the carrying amount was recognized as interest income in the fourth quarter of 2025 on the consolidated statement of operations.
For a further discussion on businesses disposed of, see Note 20, "Discontinued Operations and Dispositions."
Additional costs included in other non-operating primarily are attributable to costs associated with previously divested businesses.

4.	Income Taxes
Income (loss) from continuing operations before income taxes as shown in the Consolidated Statements of Operations consists of the following:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Domestic	$(53.6)	$(16.6)	$(63.9)
Foreign	111.2	111.0	101.6
Total	$57.6	$94.4	$37.7

A summary of income tax expense (benefit) from continuing operations in the Consolidated Statements of Operations is as follows:

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Current:
Federal	$(2.8)	$7.9	$12.1
Foreign	31.8	30.5	24.8
State	3.1	1.5	1.6
	32.1	39.9	38.5
Deferred:
Federal	(8.7)	(15.1)	(11.0)
Foreign	(4.0)	(1.4)	1.8
State	(2.3)	(1.9)	1.5
	(15.0)	(18.4)	(7.7)
Total	$17.1	$21.5	$30.8

Significant components of deferred income tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
	(in millions)
Deferred income tax assets:
Net operating losses and tax credits	$6.5	$6.0
Environmental reserves	10.5	10.0
Accruals and reserves	2.3	2.4
Operating leases	15.2	12.6
Pension obligations	—	1.7
Cross currency swap	1.2	—
Interest	—	5.1
Compensation and benefits	10.3	8.6
Inventories	7.7	4.8
Capitalization of research and development expense	7.9	15.0
Retained liabilities of previously owned businesses	0.5	0.7
Postretirement benefits other than pensions	0.3	0.3
Other	0.6	1.5
Gross deferred income tax assets	63.0	68.7
Valuation allowance	(3.1)	(3.7)
Total deferred income tax assets	59.9	65.0
Deferred income tax liabilities:
Depreciation and amortization	(182.8)	(173.7)
Operating leases	(15.2)	(12.6)
Cross currency swap	—	(1.9)
Pension obligations	(0.1)	—
Other	(0.4)	—
Total deferred income tax liabilities	(198.5)	(188.2)
Net deferred income tax liabilities	$(138.6)	$(123.2)

The net deferred income tax liabilities are reflected on a jurisdictional basis as a component of the December 31, 2025 and 2024 Consolidated Balance Sheet line items noted below:

	As of December 31,
	2025	2024
	(in millions)
Other assets (non-current)	$4.8	$3.7
Deferred income taxes	(143.4)	(126.9)
Net deferred income tax liabilities	$(138.6)	$(123.2)

At December 31, 2025, we had $2.2 million of foreign net operating loss carryforwards, of which $1.9 million expire at various dates from 2034 through 2041 if unused, and $0.3 million have an indefinite carryforward period. We had U.S. federal tax credit carryforward associated with foreign tax credits of $3.2 million which expires at various dates from 2027 through 2035. We also had state net operating loss carryforwards with a tax effect of $1.8 million which expire at various dates from 2027 through 2045, and state tax credit carryforwards of $1.8 million which expire at various dates from 2027 through 2039. These net operating loss and tax credit carryforwards may be used to offset a portion of future tax liability and thereby reduce or eliminate our federal, state or foreign income taxes otherwise payable.
Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries have been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code ("IRC"). Whether through the application of the 100 percent dividends received deduction, or distribution of these previously-taxed earnings, we do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During 2025, we repatriated $306.2 million of earnings from our foreign subsidiaries, resulting in $0.4 million of withholding taxes. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

We determined, based on the available evidence, that it is uncertain whether certain entities in various jurisdictions will generate sufficient future taxable income to recognize certain of these deferred tax assets. As a result, valuation allowances of $3.1 million and $3.7 million have been recorded as of December 31, 2025 and 2024, respectively. Valuation allowances recorded relate to certain foreign net operating losses and other net deferred tax assets in jurisdictions where future taxable income is uncertain. In addition, $2.9 million and $2.8 million of the valuation allowance recorded as of December 31, 2025 and 2024, respectively, relate to foreign tax credit carryforwards, due to uncertainty around the ability to generate the requisite foreign source income to utilize that portion of the foreign tax credits. Valuation allowances may arise associated with deferred tax assets recorded in acquisition accounting. In accordance with applicable accounting guidelines, any reversal of a valuation allowance that was recorded in acquisition accounting reduces income tax expense.
The effective income tax rate from continuing operations varied from the statutory federal income tax rate as follows:

	Year Ended December 31, 2025
	Amount (in millions)	Percent
U.S. Federal Statutory Tax Rate	$12.1	21.0%
State and Local Taxes, Net of Federal Income Tax Effect	0.7	1.1
Foreign Tax Effects
Canada
Foreign rate differential	0.6	1.1
Other	0.1	0.2
France
Foreign rate differential	0.9	1.6
Other	0.5	0.8
Germany
Foreign rate differential	2.0	3.4
Mexico
Foreign rate differential	0.9	1.6
Other	0.1	0.1
China	0.6	1.1
Other foreign jurisdictions	(0.4)	(0.7)
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	—
Effect of Cross-Border Tax Laws
GILTI (net of FTCs)	1.3	2.3
Other	(0.6)	(1.0)
Tax Credits
R&D Credit	(1.6)	(2.8)
Changes in Valuation Allowance	0.2	0.3
Nontaxable or Nondeductible Items
162(m) Executive Compensation Limitation	1.7	3.0
Excess Stock Compensation Tax Deduction	(0.6)	(1.1)
Other	0.8	1.4
Changes in Unrecognized Tax Benefits	(2.4)	(4.1)
Other Adjustments	0.2	0.3
Effective Tax Rate	$17.1	29.6%

	Percent of Pre-tax Income Years Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Research and employment tax credits	(2.1)	(3.6)
State and local taxes	0.4	3.0
Foreign tax rate differences	5.5	24.9
Statutory changes in tax rates	(0.5)	(1.1)
Valuation allowance	1.0	(1.5)
Changes in uncertain tax positions	(1.0)	1.8
Goodwill impairment	—	33.8
Nondeductible expenses	2.2	2.3
GILTI and FDII	(2.9)	0.2
Other items, net	(0.8)	0.8
Effective income tax rate	22.8%	81.6%

As of December 31, 2025 and 2024, we had $6.2 million and $6.6 million, respectively, of gross unrecognized tax benefits. Of the gross unrecognized tax benefit balances as of December 31, 2025 and 2024, $4.9 million and $4.4 million, respectively, would have an impact on our effective tax rate if ultimately recognized.

We record interest and penalties related to unrecognized tax benefits in income tax expense. In addition to the gross unrecognized tax benefits above, we had $1.3 million and $1.6 million accrued for interest and penalties at December 31, 2025 and 2024, respectively. Income tax expense for the year ended December 31, 2025 includes a benefit of $(0.4) million for interest and penalties related to unrecognized tax benefits. Income tax expense for interest and penalties related to unrecognized tax benefits was insignificant for the years ended December 31, 2024 and December 31, 2023.

A reconciliation of the beginning and ending amount of the gross unrecognized tax benefits (excluding interest) is as follows:

(in millions)	2025	2024	2023
Balance at beginning of year	$6.6	$5.0	$4.5
Additions based on current period tax positions	—	0.4	0.5
Additions based on prior period tax positions	3.3	3.9	0.2
Reductions as a result of a lapse in the statute of limitations	(2.0)	(2.7)	(0.2)
Reductions as a result of audit/other settlements	(1.7)	—	—
Balance at end of year	$6.2	$6.6	$5.0

U.S. federal income tax returns for tax years 2022 and forward remain open to examination. We and our subsidiaries are also subject to income tax in multiple state, local and foreign jurisdictions. Our top states that make up the majority of our state tax provision are: California, Georgia, Indiana, Pennsylvania, and Wisconsin. Substantially all significant state, local and foreign income tax returns for certain years beginning in 2020 and forward are open to examination. Various state and foreign tax returns are currently under examination. We expect that some of these examinations may conclude within the next twelve months, however, the final outcomes are not yet determinable.

Income taxes paid (net of refunds received) as shown in the Consolidated Statements of Cash Flows consists of the following:

Year Ended December 31,
2025
(in millions)
Federal Income Taxes Paid (net of refunds received)	(0.3)
State Income Taxes Paid (net of refunds received)	3.1
Foreign Income Taxes Paid (net of refunds received)
Canada	4.9
France	7.9
Germany	4.0
Mexico	5.1
Taiwan	12.3
Other Foreign Jurisdictions	4.4
Total Income Taxes Paid (net of refunds received)	$41.4

5.	Earnings Per Share
Basic earnings per share is computed by dividing the income by the applicable weighted-average number of common shares outstanding for the period. Diluted earnings per share is calculated using the weighted-average number of shares of common stock as adjusted for any potentially dilutive shares as of the balance sheet date. The computation of basic and diluted earnings per share for calendar years 2025, 2024, and 2023 is as follows:

(In millions, except per share data)	2025	2024	2023
Numerator (basic and diluted):
Income from continuing operations attributable to Enpro Inc.	$40.5	$72.9	$10.8
Income from discontinued operations	—	—	11.4
Net income	$40.5	$72.9	$22.2
Denominator:
Weighted-average shares – basic	21.0	21.0	20.9
Share-based awards	0.2	0.1	0.1
Weighted-average shares – diluted	21.2	21.1	21.0
Basic earnings per share:
Continuing operations	$1.92	$3.48	$0.52
Discontinued operations	—	—	0.54
Net income per share	$1.92	$3.48	$1.06
Diluted earnings per share:
Continuing operations	$1.91	$3.45	$0.51
Discontinued operations	—	—	0.54
Net income per share	$1.91	$3.45	$1.05

6.	Inventories

	As of December 31,
	2025	2024
	(in millions)
Finished products	$53.2	$47.5
Work in process	37.2	29.5
Raw materials and supplies	63.4	61.8
Total inventories	153.8	138.8

7.	Property, Plant and Equipment

	As of December 31,
	2025	2024
	(in millions)
Land	$8.8	$8.7
Buildings and improvements	88.3	85.1
Machinery and equipment	283.5	254.0
Construction in progress	38.2	21.9
	418.8	369.7
Less accumulated depreciation	(197.3)	(176.5)
Total	$221.5	$193.2

8.	Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the years ended December 31, 2025 and 2024 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2023	$276.2	$532.2	$808.4
Foreign currency translation	(9.2)	—	(9.2)
Acquisition	97.0	—	97.0
Goodwill as of December 31, 2024	364.0	532.2	896.2
Foreign currency translation	10.5	—	10.5
Acquisitions	158.1	—	158.1
Goodwill as of December 31, 2025	$532.6	$532.2	$1,064.8

The goodwill balances reflected above are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment as of December 31, 2025, 2024 and 2023 and $126.0 million as of December 31, 2025, 2024 and 2023 for the Advanced Surface Technologies segment.

Identifiable intangible assets are as follows:

	As of December 31, 2025		As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Amortized:
Customer relationships	$568.7	$241.0	$493.6	$209.9
Existing technology	596.8	186.9	567.5	143.9
Trademarks	80.5	41.9	69.4	34.9
Other	18.3	15.9	26.6	22.9
	1,264.3	485.7	1,157.1	411.6
Indefinite-Lived:
In-process research and development	14.0	—	14.0	—
Trademarks	30.9	—	30.8	—
Total	$1,309.2	$485.7	$1,201.9	$411.6

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $77.4 million, $75.9 million and $69.3 million, respectively.
The estimated amortization expense for definite-lived (amortized) intangible assets for the next five years is as follows (in millions):

2026	$79.4
2027	$78.5
2028	$77.8
2029	$76.6
2030	$76.0

9.	Leases
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

Our building leases have remaining terms up to nine years, some of which contain options to renew up to five years, and some of which contain options to terminate. Some leases contain non-lease components, which may include items such as building common area maintenance, building parking, or general service and maintenance provided for leased assets by the lessor. Our vehicle, equipment, and other leases have remaining lease terms up to three years, some of which contain options to renew or become evergreen leases, with automatic renewing one-month terms, and some of which have options to terminate.

Our right of use assets and liabilities related to operating leases as of December 31, 2025 and December 31, 2024 are as follows:

		As of December 31,
	Balance Sheet Classification	2025	2024
		(in millions)
Right-of-use assets	Other assets	$63.8	$52.5

Current liability	Accrued expenses	$12.7	$10.2
Long-term liability	Other liabilities	53.4	44.4
Total liability		$66.1	$54.6

Approximately 97% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 3% arise from equipment and vehicle leases as of December 31, 2025. As of December 31, 2024, approximately 95% of the dollar value of our operating lease assets and liabilities arise from real estate leases and approximately 5% arise from equipment and vehicle leases.

We entered into additional operating leases, including leases acquired through business acquisitions, and renewed existing leases that resulted in new right-of-use assets totaling $23.0 million, $14.5 million, and $12.3 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Most of our leases do not provide an implicit rate for calculating the right of use assets and corresponding lease liabilities. Accordingly, we determine the interest rate that we would have to pay to borrow on a collateralized basis over a similar term and amount equal to the lease payments in similar economic environments.

Our lease costs and cash flows for the years ended December 31, 2025 and December 31, 2024 were as follows:

	Year ended
	2025	2024	2023
	(in millions)
Lease costs:
Operating lease costs	$13.5	$11.8	$11.9
Short-term and variable lease costs	$0.7	$0.6	$0.5

Cash flows:
Operating cash flows from operating leases	$13.5	$11.6	$11.7

Our weighted average remaining lease term and discount rates at December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (in years)	6.2	6.0
Weighted average discount rate	4.5%	4.1%

A maturity analysis of undiscounted operating lease liabilities is shown in the table below:

Operating Lease Payments
(in millions)
2026	$15.4
2027	13.5
2028	11.5
2029	9.5
2030	7.6
Thereafter	19.3
Total lease payments	76.8
Less: interest	(10.7)
Present value of lease liabilities	$66.1

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

10.	Accrued Expenses

	As of December 31,
	2025	2024
	(in millions)
Salaries, wages and employee benefits	$52.4	$52.6
Interest	3.1	4.4
Environmental	7.9	11.3
Income taxes	8.5	11.5
Taxes other than income	5.8	3.5
Operating lease liability	12.7	10.2
Other	26.5	22.5
	$116.9	$116.0

11.	Debt

	As of December 31,
	2025	2024
	(in millions)
Senior notes	$444.6	$348.6
Revolving credit facility	210.0	—
Term loan facilities	—	290.6
Other notes payable	0.7	0.9
	655.3	640.1
Less current maturities of long-term debt	(0.2)	(16.0)
	$655.1	$624.1

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
Borrowings under the Amended Credit Facility Agreement are secured by a first-priority pledge of certain assets. The Amended Credit Facility Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio as defined in the Amended Credit Facility Agreement. We were in compliance with all covenants of the Amended Credit Facility Agreement as of December 31, 2025.
The borrowing availability under our Revolving Credit Facility at December 31, 2025 was $580.6 million after giving consideration to $9.4 million of outstanding letters of credit and $210.0 million of outstanding borrowings.
Senior Notes
On May 29, 2025, we completed the offering of $450 million in aggregate principal amount of our 6.125% Senior Notes due 2033 (the “Senior Notes”). The Senior Notes were issued to investors at 100% of the principal amount thereof. The Senior Notes are unsecured, unsubordinated obligations of Enpro Inc. and mature on June 1, 2033. Interest on the Senior Notes accrues at a rate of 6.125% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing December 1, 2025. The Senior Notes are required to be guaranteed on a senior unsecured basis by each of Enpro’s existing and future direct and indirect domestic subsidiaries that is a borrower under, or guarantees, our indebtedness under the Revolving Credit Facility or guarantees any other Capital Markets Indebtedness (as defined in the indenture governing the Senior Notes) of Enpro or any of the guarantors above a specified threshold. We may, on any one or more occasions, redeem all or a part of the Senior Notes at specified redemption prices plus accrued and unpaid interest.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of December 31, 2025.

Scheduled Principal Payments
Future principal payments on long-term debt are as follows:

(in millions)
2026	$0.2
2027	0.2
2028	0.2
2029	0.1
2030	210.0
Thereafter	450.0
$660.7

The payments for long-term debt shown in the table above reflect the contractual principal amount for the Senior Notes and the current outstanding balance on the Revolving Credit Facility. In the Consolidated Balance Sheet as of December 31, 2025, these amounts are shown net of unamortized debt discounts aggregating $5.4 million pursuant to applicable accounting rules.
Debt Issuance Costs
During the quarter ended June 30, 2025, we capitalized $8.0 million of debt issuance costs in connection with our Amended Credit Facility Agreement and the issuance of the Senior Notes. Additionally, in connection with the redemption of our 5.75% Senior Notes due 2026 (the "Senior Notes due 2026") and repayment of the remaining outstanding principal amount of the term loan borrowings outstanding under the agreement governing our senior secured credit facilities prior to the Amended Credit Facility Agreement in the second quarter of 2025, we recognized a $1.7 million loss on extinguishment related to unamortized debt issuance costs recorded in other non-operating expense.

12.	Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. The notional amount of foreign exchange contracts was $103.7 million as of December 31, 2024 . As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. The notional amount of foreign exchange contracts was $103.7 million and $110.5 million as of December 31, 2024 and 2023, respectively. As a result of this note, due to the changes in the foreign exchange rate, we recorded losses of $0.4 million in the first quarter of 2025 and $1.8 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025.

The foreign exchange contracts were recorded at their fair market value as of December 31, 2025 with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations with the exception of our monthly forward contracts to hedge our Euro exposure which are recorded in other expense, net. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In May 2019, we entered into cross currency swap agreements (the "Swap") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our then outstanding fixed-rate USD-denominated Senior Notes due 2026, including the semi-annual interest payments thereunder, to interest payments on the fixed-rate Euro-denominated debt of 89.6 million EUR with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Swap agreement matures on October 15, 2026.
During the term of the Swap agreement, we will receive semi-annual payments from the counterparties due to the difference between the interest rate on a notional amount the Senior Notes due 2026 and the interest rate on the Euro debt underlying the Swap. There was no principal exchange at the inception of the arrangement, and there will be no exchange at maturity. At maturity (or earlier at our option), we and the counterparty will settle the Swap agreement at its fair value in cash based on the aggregate notional amount and the then-applicable currency exchange rate compared to the exchange rate at the time the Swap agreement was entered into.
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At December 31, 2025, the fair value of the Swap equaled $4.4 million and was recorded within our other (current) liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

13.	Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	December 31, 2025	December 31, 2024
	(in millions)
Assets
Foreign currency derivatives	$—	$7.9
Deferred compensation assets	16.8	14.0
	$16.8	$21.9
Liabilities
Deferred compensation liabilities	$17.8	$14.8
Foreign currency derivatives	4.4	—
	$22.2	$14.8
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 because their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including the Senior Notes that have a determinable fair value based on quoted market prices for identical liabilities and are classified as Level 2 since the market is not active. At December 31, 2025, the fair value of these instruments was approximately 3% higher than the carrying value of the Senior Notes. At December 31, 2024, the carrying value of the then outstanding Senior Notes due 2026 approximated the respective fair value.

14.	Pension
We have maintained non-contributory defined benefit pension plans covering eligible employees in the United States, Mexico, Taiwan and France. Salaried employees’ benefit payments are generally determined using a formula that is based on an employee’s compensation and length of service. We closed our defined benefit pension plan for new salaried employees in the United States who joined the Company after January 1, 2006. Effective January 1, 2007, benefits were frozen for all salaried employees who were not age 40 or older as of December 31, 2006 and, effective January 1, 2021, benefits for all remaining eligible salaried employees were frozen. Benefits for hourly employees in the United States were frozen as of January 1, 2024.

Certain of our employees also participate in voluntary contributory retirement savings plans for salaried and hourly employees maintained by us. Under these plans, eligible employees can receive matching contributions up to the first 6% of their eligible earnings. Certain employees hired prior to August 1, 2016 are eligible to receive an additional 2% company contribution each year. We recorded $10.8 million, $10.2 million and $9.5 million in expenses in 2025, 2024 and 2023, respectively, for matching contributions under these plans.

In the second quarter of 2024, Enpro initiated a plan to terminate and settle its remaining defined benefit pension plan in the United States. The termination and settlement process for this frozen plan, which preserves retirement benefits due to participants but changes the ultimate payor of such benefits, was substantially completed in the fourth quarter of 2025.

As a result of the plan termination, Enpro recorded a pretax, noncash settlement loss of $67.2 million in other nonoperating expense in our consolidated statement of operations in the fourth quarter of 2025. The loss was driven primarily by the recognition of actuarial losses previously deferred in accumulated other comprehensive income (loss) on our consolidated balance sheet.

During the plan settlement process, existing plan assets fully satisfied the settlement obligations. Excess assets of $8.5 million remained after all benefit liabilities were transferred. These assets will be used to settle certain final costs associated with the plan termination in 2026 and, over the next several years, to fund the aforementioned additional 2% company contribution to eligible employees’ voluntary contributory retirement savings plans. As of December 31, 2025, these excess assets were reflected with balances of $2.1 million and $6.4 million in prepaid expenses and other current assets and other assets (noncurrent), respectively, in our consolidated balance sheet.

Our general funding policy for qualified defined benefit pension plans historically has been to contribute amounts that are at least sufficient to satisfy regulatory funding standards. No contributions were made in 2025 or 2024, and in 2023, we contributed $5.5 million, in cash, to our U.S. pension plans. The contribution was made in 2023 in order to meet a funding level sufficient to avoid variable fees from the PBGC on the underfunded portion of our pension liability. We expect to make total contributions of approximately $1.2 million in 2026 to our foreign pension plans.
The projected benefit obligation and fair value of plan assets for the defined benefit pension plans with projected benefit obligations in excess of plan assets were $7.6 million and $0.1 million at December 31, 2025, and $258.5 million and $249.6 million at December 31, 2024, respectively. The accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets were $5.4 million and $0.1 million at December 31, 2025, and $256.5 million and $249.6 million at December 31, 2024, respectively.
The following table sets forth the changes in projected benefit obligations and plan assets of our defined benefit pension and other non-qualified and postretirement plans as of and for the years ended December 31, 2025 and 2024.

	2025	2024
	(in millions)
Change in Projected Benefit Obligations
Projected benefit obligations at beginning of year	$258.5	$258.7
Service cost	0.4	0.4
Interest cost	5.2	12.8
Actuarial loss	(2.0)	5.4
Settlements	(238.5)	(0.6)
Benefits paid	(16.9)	(17.4)
Other	0.9	(0.8)
Projected benefit obligations at end of year	7.6	258.5

Change in Plan Assets	2025	2024
	(in millions)
Fair value of plan assets at beginning of year	249.6	266.7
Actual return on plan assets	14.2	0.2
Benefits paid	(16.9)	(17.4)
Settlements	(238.5)	(0.6)
Company contributions	0.2	0.7
Fair value of plan assets at end of year	8.6	249.6

Funded Status at End of Year	$1.0	$(8.9)

	2025	2024
	(in millions)
Amounts Recognized in the Consolidated Balance Sheets
Current assets	$2.1	$—
Long-term assets	6.4	—
Current liabilities	(0.8)	(3.0)
Long-term liabilities	(6.8)	(5.9)
	$0.9	$(8.9)

Pre-tax charges recognized in accumulated other comprehensive income (loss) as of December 31, 2025 and 2024 consist of:

	2025	2024
	(in millions)
Net actuarial loss	$1.0	$79.0
Prior service cost (income)	(0.2)	0.5
	$0.8	$79.5
The accumulated benefit obligation for all defined benefit pension plans was $5.4 million and $256.5 million at December 31, 2025 and 2024, respectively.

The following table sets forth the components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income for our defined benefit pension plans for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Net Periodic Benefit Cost
Service cost	$0.4	$0.4	$0.7
Interest cost	5.2	12.8	13.6
Expected return on plan assets	(4.7)	(14.2)	(13.8)
Amortization of prior service cost	—	—	(0.1)
Amortization of net loss	1.9	1.5	1.5
Settlements	67.2	0.1	—
Curtailments	—	—	0.3
Net periodic benefit cost	$70.0	$0.6	$2.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net loss (gain)	$(11.5)	$19.5	$2.4
Amortization of net loss	(1.9)	(1.6)	(1.5)
Amortization of prior service cost	—	—	0.1
Settlements	(66.3)	—	—
Curtailments	—	—	(0.3)
Total recognized in other comprehensive income (loss)	$(79.7)	$17.9	$0.7

Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income (Loss)	$(9.7)	$18.5	$2.9

	As of December 31,
	2025	2024	2023
Weighted-Average Assumptions Used to Determine Benefit Obligations
Discount rate	6.520%	4.920%	5.125%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost
Discount rate	5.000%	5.125%	5.625%
Expected long-term return on plan assets	4.8%	5.5%	5.6%

The discount rate used to determine benefit obligations reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. The discount rate was determined with a model that uses a theoretical portfolio of high quality corporate bonds specifically selected to produce cash flows closely related to how we would settle our retirement obligations. This produced a discount rate of 6.52% at December 31, 2025, which relates only to our foreign plans after termination of the U.S. plan. As of the date of these financial statements, there are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2026.
The overall expected long-term rate of return on assets was determined based upon weighted-average historical returns over an extended period of time for the asset classes in which the plans invest according to our current investment policy.
We used the Pri-2012 base mortality table with the MP-2021 projection scale to value our domestic pension liabilities in 2024.
Plan Assets
The asset allocation for pension plans at the end of 2024 was 76% fixed income and 24% cash equivalents. The excess assets related to the plan termination described above of $8.5 million at December 31, 2025 are invested in cash and cash equivalents.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, and pertain wholly to our foreign plans, are expected to be paid in the following calendar years:

Pension Benefits
(in millions)
2026	$0.8
2027	$0.1
2028	$0.9
2029	$0.4
2030	$1.1
Years 2031 – 2035	$4.1
Other Post-Employment Retirement Benefits
We have liabilities related to other post-employment retirement benefits that were offered to certain employees of several legacy businesses formerly owned by Enpro's predecessor as well as certain continuing operations. New employees are not offered these benefits and substantially all employees who were offered these benefits are retired. Disclosures related to these benefits are not included in the discussion and tables above. At December 31, 2025, we had $3.2 million of liabilities related to these benefits.

15.	Shareholders' Equity
We have a policy under which we intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our cash flows, earnings, financial position and other relevant matters. In accordance with this policy, total dividend payments of $26.2 million, $25.3 million, and $24.3 million were made during the years ended December 31, 2025, 2024, and 2023, respectively.
On February 13, 2026 we announced that our board of directors had increased the quarterly dividend to $0.32 per share, commencing with the dividend to be paid on March 18, 2026 to all shareholders of record as of March 4, 2026.
Enpro’s board of directors approved a two-year share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that expired in October 2024. No shares were purchased under the prior repurchase program. Under the replacement authorization, which, other than the expiration date, is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws.
The shares for all repurchase plans are retired upon purchase.

16.	Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component (after tax) are as follows:

(in millions)	Unrealized Translation Adjustments	Pension and Other Postretirement Plans	Total
Balance at December 31, 2022	$11.8	$(45.1)	$(33.3)
Other comprehensive income (loss) before reclassifications	12.3	(2.0)	10.3
Amounts reclassified from accumulated other comprehensive loss	—	0.8	0.8
Net current-period other comprehensive income (loss) attributable to Enpro Inc.	12.3	(1.2)	11.1
Balance at December 31, 2023	24.1	(46.3)	(22.2)
Other comprehensive loss before reclassifications	(30.5)	(14.9)	(45.4)
Amounts reclassified from accumulated other comprehensive loss	1.0	1.2	2.2
Net current-period other comprehensive loss attributable to Enpro Inc.	(29.5)	(13.7)	(43.2)
Balance at December 31, 2024	(5.4)	(60.0)	(65.4)
Other comprehensive income before reclassifications	26.7	8.9	35.6
Amounts reclassified from accumulated other comprehensive loss	—	51.7	51.7
Net current-period other comprehensive income attributable to Enpro Inc.	26.7	60.6	87.3
Balance at December 31, 2025	$21.3	$0.6	$21.9

Reclassifications out of accumulated other comprehensive income (loss) are as follows:

Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss			Affected Statement of Operations Caption
	Years Ended December 31,
	2025	2024	2023
	(in millions)
Pension and other postretirement plans adjustments:
Amortization of actuarial losses	$1.9	$1.6	$0.8	(1)
Amortization of prior service costs	—	—	(0.1)	(1)
Curtailments	—	—	0.3	(1)
Settlements	66.3	—	—	(1)
Total before tax	68.2	1.6	1.0	Income (loss) from continuing operations before income taxes
Tax benefit	(16.5)	(0.4)	(0.2)	Income tax expense
Net of tax	$51.7	$1.2	$0.8	Income (loss) from continuing operations
Release of unrealized currency translation adjustment upon sale of investment in foreign entity, net of tax	$—	$1.0	$—	Other (non-operating) income (expense)
(1)    These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. Since these are components of net periodic pension cost other than service cost, the affected Consolidated Statement of Operations caption is other (non-operating) expense. (See Note 14, "Pension" for additional details).

17.	Equity Compensation Plans
We have equity compensation plans (the “Plans”) that provide for the delivery of shares pursuant to various market and performance-based incentive awards. As of December 31, 2025, there are 1.5 million shares available for future awards. Such amount assumes issuance at the maximum performance level for outstanding performance share awards. Our policy is to issue new shares to satisfy share delivery obligations for awards made under the Plans.
The Plans permit awards of restricted share units to be granted to executives and other key employees. Generally, share units awarded vest in equal annual increments over three years. Compensation expense related to the restricted share units is based upon the market price of the underlying common stock as of the date of the grant and is amortized over the applicable vesting period using the straight-line method. As of December 31, 2025, there was $5.5 million of unrecognized compensation cost related to restricted share units expected to be recognized over a weighted-average remaining amortization period of 1.8 years.
Under the terms of the Plans, performance share awards were granted to executives and other key employees during 2025, 2024 and 2023. Each grant will vest to the extent Enpro achieves specific performance objectives at the end of each three-year performance period. Additional amounts under these awards are paid out if objectives are exceeded, but some or all the awards may be forfeited if objectives are not met.
The amount earned at the end of a performance period with respect to performance share awards granted in 2025, 2024 and 2023, if any, are to be paid in shares of our common stock, with the amount to be delivered being reduced by the number of shares equal in value to applicable withholding taxes if the award recipient so chooses. The performance share awards provide for dividend-equivalent rights for the payment of cash equal to the amount of dividends that would be payable on the shares earned under the award as if such shares were held throughout the performance period, with the cash payment being made only following the vesting of the performance share award. Performance share awards are forfeited if a grantee terminates employment during the three-year performance period, except in the case of retirement.
Compensation expense related to the performance shares is computed using the fair value of the awards at the date of grant. Potential shares to be issued for performance share awards granted in 2025, 2024 and 2023 are subject to a market condition based on the performance of our stock, measured based upon a calculation of total shareholder return, compared to a group of peer companies. The fair value of these awards was determined using a Monte Carlo simulation methodology. Compensation expense for these awards based upon this grant date fair value is amortized using the straight-line method over the applicable performance period.
The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each award. We granted performance share awards, payable in shares of our common stock, to eligible participants on February 13, 2025, February 15, 2024 and February 16, 2023. We used the following assumptions in determining the fair value of these awards:

	Expected stock price volatility	Risk free interest rate
Shares granted February 13, 2025
Enpro Inc.	33.85%	4.26%
S&P 600 Capital Goods Index	38.91%	4.26%
Shares granted February 15, 2024
Enpro Inc.	32.89%	4.34%
S&P 600 Capital Goods Index	39.67%	4.34%
Shares granted February 16, 2023
EnPro Industries, Inc.	36.78%	4.34%
S&P 600 Capital Goods Index	44.65%	4.34%

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

During the first quarter of calendar years 2021 and 2022, the Company granted performance shares awards to certain key employees which are payable in cash, based on the value of the shares earned under the awards, after a three-year vesting period. The awards granted in 2021 and 2022 were settled in the first quarter of 2024 and 2025, respectively. Actual payments were made to participating employees based on an initial target amount, which is adjusted based on the relative three-year performance of Enpro’s share price versus a set of peer companies. Expense recognized for calendar years 2024 and 2023 related to the cash-settled awards was $2.5 million and $9.1 million respectively.
As of December 31, 2025 there was $6.0 million of unrecognized compensation cost related to nonvested performance share awards. These costs are expected to be recognized over a weighted-average vesting period of 1.7 years.
A summary of award activity under the Plans is as follows:

	Restricted Share Units		Performance Shares - Equity
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2024	99,018	138.75	101,782	187.91
Granted	41,250	189.13	45,676	264.11
Vested	(42,158)	127.63	(40,580)	148.97
Forfeited	(3,411)	161.00	(2,510)	200.44
Achievement level adjustment	—	—	(15,174)	148.97
Shares settled for cash	(3,494)	127.08	—	—
Nonvested at December 31, 2025	91,205	$165.22	89,194	$248.90

The maximum potential number of shares to be issued at December 31, 2025 is represented by the restricted share units nonvested balance at December 31, 2025. The number of nonvested performance share awards shown in the table above represents the maximum potential shares to be issued. We account for forfeitures when they occur as opposed to estimating the number of awards that are expected to vest as of the grant date.
Non-qualified and incentive stock options were granted in 2025, 2024 and 2023. No stock option has a term exceeding 10 years from the date of grant. All stock options were granted at not less than 100% of fair market value (as defined) on the date of grant. As of December 31, 2025, there was $3.1 million of unrecognized compensation cost related to stock options.
The following table provides certain information with respect to stock options as of December 31, 2025:

Range of Exercise Price	Stock Options Outstanding	Stock Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Under $80.00	13,882	13,882	$53.78	4.16
Over $80.00 and under $100.00	36,934	36,934	$80.98	5.20
Over $100.00 and under $120.00	93,921	78,432	$108.36	6.58
Over $120.00 and under $140.00	2,908	1,936	$120.79	7.83
Over $140.00	69,092	9,670	$176.58	8.62
Total	216,737	140,854	$122.12	6.86
We determine the fair value of stock options using the Black-Scholes option pricing formula. Key inputs into this formula include expected term, expected volatility, expected dividend yield, and the risk-free interest rate. We use the closing stock price on the grant date for determining the fair value. This fair value is amortized on a straight line basis over the vesting period. All options issued vest in equal annual increments over three years.
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
The following assumptions were used to estimate the indicated fair value of the 2025 option awards:

Grant Date
February 25, 2025
Fair-value at grant date (per share)	$85.99

Assumptions:
Average expected term	6 years
Expected volatility	40.49%
Risk-free interest rate	4.17%
Expected dividend yield	0.62%
The following assumptions were used to estimate the indicated fair value of the 2024 option awards:

	Grant Date
	February 15, 2024	February 27, 2024
Fair-value at grant date (per share)	$66.29	$66.84

Assumptions:
Average expected term	6 years	6 years
Expected volatility	40.58%	40.61%
Risk-free interest rate	4.24%	4.33%
Expected dividend yield	0.77%	0.77%
The following assumptions were used to estimate the indicated fair value of the 2023 option awards:

	Grant Date
	February 16, 2023	March 2, 2023	October 30, 2023
Fair-value at grant date (per share)	$47.27	$45.13	$48.88

Assumptions:
Average expected term	6 years	6 years	6 years
Expected volatility	39.59%	39.75%	40.38%
Risk-free interest rate	4.02%	4.22%	4.84%
Expected dividend yield	0.99%	1.05%	1.01%

A summary of option activity under the Plans as of December 31, 2025, and changes during the year then ended, is presented below:

	Stock Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2024	211,868	$105.17
Granted	32,311	199.78
Exercised	(27,442)	82.77
Forfeited	—	—
Balance at December 31, 2025	216,737	$122.12

The year-end intrinsic value related to stock options is presented below:

	December 31,
(in millions)	2025	2024	2023
Options outstanding	$19.9	$14.3	$14.7
Options exercisable	$16.2	$10.5	$8.6

We recognized the following equity-based employee compensation expenses and benefits related to our options and RSUs:

	Years Ended December 31,
(in millions)	2025	2024	2023
Compensation expense	$8.9	$9.1	$8.8
Related income tax benefit	$2.2	$2.5	$2.4

Equity-based employee compensation expenses related to our performance shares awards granted in 2025, 2024 and 2023 were $4.5 million for 2025, $3.1 million for 2024 and $0.6 million for 2023. Related income tax benefits were $1.1 million, $0.8 million and $0.2 million, respectively.

Each non-employee director received an annual grant of common stock (or, at the directors' election, phantom shares) equal in value to $125,000 in the years ended December 31, 2025 and 2024, and $110,000 in the year ended December 31, 2023. With respect to certain phantom shares awarded in prior years, we will pay each non-employee director in cash the fair market value of the director's phantom shares upon termination of service as a member of the board of directors. The remaining phantom shares granted will be paid out in the form of one share of our common stock for each phantom share, with the value of any fractional phantom shares paid in cash. Expense recognized in the years ended December 31, 2025, 2024 and 2023 related to these share and phantom share grants was $1.3 million, $1.1 million and $1.2 million, respectively. No cash payments were used to settle phantom shares in 2025, 2024 or 2023.

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
Our Advanced Surface Technologies (AST) segment applies proprietary technologies, processes, and capabilities to deliver a highly differentiated suite of products and solutions for challenging applications in high-growth markets. The segment’s products and solutions are used in demanding environments requiring performance, precision and repeatability, with a low tolerance for failure. AST’s capabilities include: (i) engineering, manufacturing and precision machining of complex front-end wafer processing sub-systems, including critical components used in and around semiconductor process chambers that enable the manufacture of leading-edge chips, as well as edge-welded metal bellows that support critical applications in the space, aerospace and defense markets; (ii) cleaning, coating, testing, refurbishment and verification for critical components and assemblies used in state-of-the-art advanced node semiconductor manufacturing equipment, (iii) designing, manufacturing and selling specialized optical filters and proprietary thin-film coatings for the most challenging applications in the industrial technology, life sciences, communications and semiconductor markets. In many instances, AST capabilities drive products and solutions that enable the performance of our customers’ high-value processes through an entire life cycle.
The accounting policies of the reportable segments are the same as those for Enpro.
Non-controlling interest compensation allocation represents compensation expense associated with a portion of the rollover equity from the acquisition of Alluxa being subject to reduction for certain types of employment terminations of the Alluxa Executives. This expense was recorded in selling, general, and administrative expenses on our Consolidated Statements of Operations and is directly related to the terms of the acquisitions. In the first quarter of 2024, Enpro acquired all of the Alluxa non-controlling interests from the Alluxa Executives.

Segment operating results and other financial data for the years ended December 31, 2025, 2024, and 2023 were as follows:

	Year Ended December 31, 2025

(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$732.3	$411.0	$1,143.3
Intersegment sales	0.1	0.6	0.7
	732.4	411.6	1,144.0
Reconciliation of sales
Elimination of intersegment sales			(0.7)
Total consolidated sales			1,143.3

Cost of sales	(370.3)	(286.6)
Selling, General, and Administrative	(167.7)	(108.3)
Other Operating[1]	(0.5)	(1.7)
Adjusting Items:
Acquisition expenses	8.5	—
Amortization of fair value adjustment to acquisition date inventory	2.2	—
Restructuring and impairment expense, net	0.5	1.7
Depreciation and amortization expense	35.6	67.2

Adjusted Segment EBITDA	$240.7	$83.9	$324.6

Restructuring and impairment expense, net in the table above for the year ended December 31, 2025, includes income related to gains on the sale of fixed assets as a result of restructuring actions.

	Year Ended December 31, 2024

(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$687.2	$361.5	$1,048.7
Intersegment sales	—	0.7	0.7
	687.2	362.2	1,049.4
Reconciliation of sales
Elimination of intersegment sales			(0.7)
Total consolidated sales			1,048.7

Cost of sales	(356.3)	(248.0)
Selling, General, and Administrative	(145.6)	(105.0)
Other Operating[1]	(2.4)	(3.5)
Adjusting Items:
Acquisition expenses	4.3	—
Amortization of fair value adjustment to acquisition date inventory	1.7	—
Restructuring and impairment expense	2.4	3.5
Depreciation and amortization expense	32.8	67.5
Adjusted Segment EBITDA	$224.1	$76.7	$300.8

	Year Ended December 31, 2023

(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$658.4	$400.9	$1,059.3
Intersegment sales	—	0.3	0.3
	658.4	401.2	1,059.6
Reconciliation of sales
Elimination of intersegment sales			(0.3)
Total consolidated sales			1,059.3

Cost of sales	(361.0)	(271.7)
Selling, General, and Administrative	(131.3)	(102.9)
Goodwill impairment	—	(60.8)
Other Operating[1]	(3.0)	(1.0)
Adjusting Items:
Acquisition expenses	1.1	—
Non-controlling interest compensation allocation	—	(0.3)
Restructuring and impairment expense	3.0	1.0
Depreciation and amortization expense	25.1	69.2
Goodwill impairment	—	60.8
Adjusted Segment EBITDA	$192.3	$95.5	$287.8

1 Other Operating consists primarily of restructuring and other impairment related expenses.

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Reconciliation of income from continuing operations before income taxes to Adjusted Segment EBITDA
Income from continuing operations before income taxes	$57.6	$94.4	$37.7
Acquisition and divestiture expenses	8.5	4.3	1.1
Non-controlling interest compensation allocation	—	—	(0.3)
Amortization of fair value adjustment to acquisition date inventory	2.2	1.7	—
Restructuring and impairment expense	1.7	5.8	4.0
Depreciation and amortization expense	102.8	100.3	94.3
Corporate expenses	47.8	46.4	51.1
Interest expense, net	28.2	34.5	30.1
Goodwill impairment	—	—	60.8
Loss on pension settlement	67.2	—	—
Other expense, net	8.6	13.4	9.0
Adjusted Segment EBITDA	$324.6	$300.8	$287.8
In the table above, corporate expenses include general corporate administrative costs. Expenses not directly attributable to the segments, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Net Sales by Geographic Area
United States	$647.1	$601.7	$640.3
Asia Pacific	247.3	210.1	183.1
Europe	162.4	152.4	149.6
Rest of World	86.5	84.5	86.3
Total	$1,143.3	$1,048.7	$1,059.3

Net sales are attributed to countries based on location of the customer.

Due to the diversified nature of our business and the wide array of products that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$75.6	$17.3	$92.9
Commercial vehicle	168.1	—	168.1
Food and biopharmaceutical	76.3	—	76.3
General industrial	272.5	26.9	299.4
Oil and gas	60.6	7.6	68.2
Power generation	71.3	—	71.3
Semiconductors	7.9	359.2	367.1
Total third-party sales	$732.3	$411.0	$1,143.3

	Year Ended December 31, 2024
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$58.0	$13.8	$71.8
Commercial vehicle	174.0	—	174.0
Food and biopharmaceutical	67.7	—	67.7
General industrial	255.5	25.3	280.8
Oil and gas	52.0	5.7	57.7
Power generation	72.0	—	72.0
Semiconductors	8.0	316.7	324.7
Total third-party sales	$687.2	$361.5	$1,048.7

	Year Ended December 31, 2023
	(in millions)
	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$47.5	$10.8	$58.3
Commercial vehicle	198.4	—	198.4
Food and biopharmaceutical	65.4	—	65.4
General industrial	250.7	26.9	277.6
Oil and gas	19.8	8.0	27.8
Power generation	68.3	—	68.3
Semiconductors	8.3	355.2	363.5
Total third-party sales	$658.4	$400.9	$1,059.3

Sales to one customer of our Advanced Surface Technologies segment represented approximately $271.3 million, $225.4 million, and $270.3 million of our consolidated sales for the years ended December 31, 2025, 2024, and 2023, respectively.

	Years Ended December 31,
	2025	2024	2023
	(in millions)
Capital Expenditures
Sealing Technologies	$16.4	$14.1	$17.1
Advanced Surface Technologies	24.4	15.0	16.8
Total capital expenditures	$40.8	$29.1	$33.9

Depreciation and Amortization Expense
Sealing Technologies	$35.6	$32.8	$25.1
Advanced Surface Technologies	67.2	67.4	69.2
Corporate	—	0.1	0.2
Total depreciation and amortization	$102.8	$100.3	$94.5

	As of December 31,
	2025	2024
	(in millions)
Assets
Sealing Technologies	$1,210.1	$883.9
Advanced Surface Technologies	1,287.4	1,330.6
Corporate	165.5	277.0
	$2,663.0	$2,491.5

Long-Lived Assets
United States	$208.5	$184.7
Asia Pacific	47.7	33.1
Europe	14.0	13.0
Rest of World	15.1	14.9
Total	$285.3	$245.7

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 19 sites, all of which relate to the activities of legacy operations prior to the formation of Enpro in 2002. At 9 of the 19 sites, the future cost of investigation or remediation is expected to be less than $500,000. At 18 of the 19 sites, one or more of our subsidiaries (or an entity that merged with and into one of our subsidiaries) formerly conducted business operations but no longer do. We continue to conduct manufacturing operations at one site. In addition to these 19 sites, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at one additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting the EPA's response.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated, which for ongoing remediation activities is typically over a period of five years and includes identified capital expenditures beyond the period. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of December 31, 2025, and 2024, we had recorded liabilities aggregating $42.2 million and $40.7 million, respectively, in other liabilities for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities at December 31, 2025, was $7.9 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
We believe that our accruals for specific environmental liabilities are adequate based on currently available information. Based upon limited information regarding any incremental remediation or other actions that may be required at these sites, we cannot reasonably estimate any further loss or a reasonably possible range of loss related to these matters. Actual costs to be incurred in future periods may vary from estimates because of the inherent uncertainties in evaluating environmental exposures due to unknown and changing conditions, changing government regulations and legal standards regarding liability.

Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area ("LPRSA") of the Diamond Alkali Superfund Site in New Jersey. The LPRSA includes a 17-mile tidal portion of the Passaic River stretching from the river’s mouth at Newark Bay to Dundee Dam in Garfield, New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the early 1900s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to this site were retained by a predecessor of EnPro Holdings when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The EPA notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the LPRSA.
The EPA is leading the response actions for the LPRSA, which it has divided into two operating units: Operating Unit 2 (“OU2”), covering the lower 8.3 miles of the LPRSA, and Operating Unit 4 (“OU4”), encompassing the entire LPRSA. OU2 is a part of the larger OU4. The EPA issued a Record of Decision (“ROD”) for OU2 in March 2016, selecting a remedy involving construction of an engineered cap over the riverbed at an estimated cost of $1.38 billion. In September 2021, the EPA issued a ROD for OU4, selecting an interim remedy consisting of targeted dredging and capping for the portion of OU4 not including OU2, followed by a monitoring period to assess the river system’s response, at an estimated cost of $441 million.
The EPA also initiated an allocation process in 2017, explaining that a fair, carefully structured, information-based allocation of responsibility for the LPRSA was necessary to promote settlements. This effort resulted in the EPA’s retained allocator issuing a final Allocation Recommendation Report (the “Report”) in December 2020. Using the Report and other factors as a basis for subsequent settlement negotiations, more than 80 PRPs, including EnPro Holdings, entered an agreement with the EPA to resolve their share of responsibility concerning both OU2 and OU4, and a Consent Decree resolving the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") claims was lodged with the District Court of New Jersey in December 2022. EnPro Holdings paid $5.9 million into escrow as its share of the settlement in September 2022, and the District Court of New Jersey approved and entered the settlement in December 2024. Two non-settling PRPs, Nokia of America Corporation and Occidental Chemical Corporation (“OCC”), the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, intervened and subsequently appealed the court's approval of the settlement. EnPro Holding’s payment will be held in escrow until all appeals have been resolved by the Third Circuit Court of Appeals.
In October 2025, following the announcement that Berkshire Hathaway would be acquiring OCC, OCC notified the Third Circuit that it is now known as Environmental Resource Holdings LLC as a result of a corporate reorganization that split the appellant entity into two entities, Environmental Resource Holdings LLC and Occidental Chemical Corporation (a Texas corporation) ("OxyChem TX"). Certain PRPs, including EnPro Holdings, filed a declaratory judgment action in February 2026 to obtain an order holding the newly formed OxyChem TX is joint and severally liable for its predecessor's CERCLA liabilities at the Diamond Alkali Superfund Site, including the LPRSA. That action is currently pending.
Before the settlement that is now the subject of the pending appeal was reached, OCC filed claims in the U.S. District Court for the District of New Jersey against more than 120 parties, including EnPro Holdings, seeking recovery of certain response costs under the CERCLA. Such costs include an estimated $165 million to develop and design the remedy for the LPRSA. This litigation, which will include consideration of the effect of the settlement on OCC’s cost‑recovery claims, is currently stayed by the Court pending resolution of the appeal described above
Our reserve for the LPRSA at December 31, 2025 was $0.7 million, which is for work remaining at the site that is not covered by the settlement. Further adjustments to our reserve for the site are possible as new or additional information becomes available.
Except with respect to the LPRSA, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.

Arizona Uranium Mines

EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona, including two EPA-designated “priority” mines located in the Cameron Chapter of the Navajo Nation and six EPA-designated “non-priority” mines located in the more remote Bodaway Gap Chapter of the Navajo Nation, which are collectively one of the 19 sites referenced above. The former operator conducted operations at these mines from 1954 to 1957, prior to Enpro's formation in 2002. In the 1990s, remediation work performed by others consisted of capping the exposed areas of these mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the investigation and remediation of these mines. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses (EE/CA's) of potential remedial options at each of the mines. Our reserve at December 31, 2025 for this site was $11.5 million, which reflects estimated costs to consolidate mining waste on-site and construct enhanced caps for each of the eight mines and is the low end of the range of our reasonably likely liability with respect to these mines.
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
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from these mines. Based on current reserve amounts, we expect future contributions of $3.7 million from the U.S. government towards remediation of these mines. This amount is included in other assets in the accompanying consolidated balance sheet at December 31, 2025.

GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 19 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and groundwater at the site. Our reserve at December 31, 2025 for the site was $2.8 million. These reserves are based on currently available facts about the site and may be revised as investigation of the site continues in accordance with the ISRA requirements, or based on future technical consultation with the state agency.
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
On June 4, 2024, eight former employees at the Water Valley Facility filed a complaint in the United States District Court, Northern District of Mississippi against Enpro Inc., EnPro Holdings and others alleging personal injury, nuisance, and other claims related to alleged exposure to TCE. In response to an order of the Federal Court issued on March 17, 2025 dismissing the former employees’ occupational exposure related claims with prejudice based upon the exclusivity of the Mississippi Workers' Compensation Act and identifying defects in the remaining claims, the eight former employees filed an amended complaint with the Federal Court re-alleging certain of their remaining claims on March 31, 2025. EnPro Holdings has filed a motion to dismiss those claims in this amended complaint, which remains pending. Legal counsel for these former employees have indicated in preliminary discussions with the Company's legal counsel that they have identified a significant number of potential claimants who are not current or former employees of the Water Valley Facility for whom they may file complaints outside the workers' compensation system. At this time, the Company does not have further information regarding potential non-employee claimants and no such additional lawsuits have been filed.
From May 28, 2025 through August 27, 2025, 150 individuals, including the eight former employees who filed the amended complaint described above, filed petitions with the Mississippi Workers’ Compensation Commission alleging that they are former employees at the Water Valley Facility and suffered injury caused by workplace exposure to toxic chemicals. These claimants allegedly worked at the Water Valley Facility for periods spanning from prior to 1972 to present. These petitions name EnPro Holdings’ corporate predecessor and certain of the subsequent operators of the Water Valley Facility as potentially liable employers, and one of these employers, BorgWarner, has sent a demand for indemnification to Enpro with respect to these claims. The discovery process for these workers' compensation petitions is ongoing and is in early stages.
Given the early stage of these pending legal proceedings, Enpro cannot estimate a range of reasonably possible outcomes of the pending Federal Court lawsuit of the eight former employees, the pending workers' compensation petitions, or any other potential lawsuits or claims based on similar allegations, and no reserves have been accrued for such legal proceedings at December 31, 2025. We have notified relevant workers' compensation and general liability insurers of the claims and petitions described above.
Our reserve at December 31, 2025 for the Water Valley Facility for ongoing cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system was $7.9 million.
Pine Bluff
For several years, EnPro Holdings has been conducting investigation and remediation activities to address TCE contamination in groundwater and areas of polychlorinated biphenyl (“PCB”) oil-impacted soil at an electrical transformer facility site in Pine Bluff, Arkansas (the “Pine Bluff Site”). A corporate predecessor of EnPro Holdings operated the site from the 1950s until its sale in 1994 to a buyer that continues to manufacture electrical transformers there. As the corporate successor to the former owner and operator, EnPro Holdings remains responsible for environmental conditions that existed prior to the sale.
In addition to the ongoing operation of a “pump and treat” groundwater remediation system, the reserves for the Pine Bluff Site include projected costs for implementing in situ chemical reduction to further address groundwater contamination; evaluating whether the groundwater plume may be affecting indoor air quality within on-site structures and, if necessary, mitigating any confirmed vapor intrusion; conducting additional investigation and monitoring of off-site impacts; and continuing to address PCB oil impacts to on‑site soils. Our reserve at December 31, 2025 for the site was $7.2 million.
Other Environmental
In addition to the five sites discussed above, we have additional reserves of $12.0 million for the remaining 14 sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at December 31, 2025.

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
Changes in the product warranty liability for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
	(in millions)
Balance at beginning of year	$5.7	$6.4	$5.2
Net charges (credits) to expense	(0.2)	0.6	2.6
Settlements made	(2.0)	(1.3)	(1.4)
Balance at end of period	$3.5	$5.7	$6.4

20.	Discontinued Operation and Dispositions
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

The results of our discontinued operations for the year ended December 31, 2023, were as follows:

Net sales	$2.0
Cost of sales	1.3
Gross profit	0.7
Operating expenses:
Selling, general, and administrative expenses	0.4
Other	—
Total operating expenses	0.4
Operating income from discontinued operations	0.3
Income from discontinued operations before income taxes	0.3
Income tax benefit (expense)	(0.1)
Income from discontinued operations, net of taxes before gain from sale of discontinued operations	0.2
Gain from sale of discontinued operations, net of taxes	11.2
Income from discontinued operations, net of taxes	$11.4

SCHEDULE II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2025, 2024 and 2023
(in millions)
Allowance for Doubtful Accounts

	Balance, Beginning of Year	Expense (income)	Write-off of Receivables	Other (1)	Balance, End of Year
2025	$1.0	$1.0	$(0.4)	$0.4	$2.0
2024	$2.0	$(0.1)	$(1.1)	$0.2	$1.0
2023	$2.9	$(0.3)	$(0.7)	$0.1	$2.0

(1)Consists primarily of the effect of changes in currency rates.

Deferred Income Tax Valuation Allowance

	Balance, Beginning of Year	Expense (income)	Other (2)	Balance, End of Year
2025	$3.7	$(0.6)	$—	$3.1
2024	$2.7	$1.0	$—	$3.7
2023	$10.7	$(8.1)	$0.1	$2.7

(2)Consists primarily of the effects of changes in currency rates and statutory changes in tax rates.