Form 10-Q
period 2026-03-31
Enpro Inc.
filed 2026-05-05
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2026, there were 21,126,664 shares of common stock of the registrant outstanding, which does not include 173,724 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$303.0	$273.2
Cost of sales	173.0	155.0
Gross profit	130.0	118.2
Operating expenses:
Selling, general and administrative	85.3	75.8
Other	1.2	0.6
Total operating expenses	86.5	76.4
Operating income	43.5	41.8
Interest expense	(9.4)	(9.2)
Interest income	0.6	1.2
Other expense	(0.8)	(1.5)
Income before income taxes	33.9	32.3
Income tax expense	(6.5)	(7.8)
Net income	$27.4	$24.5
Comprehensive income	$29.7	$38.0

Basic earnings per share	$1.30	$1.16
Diluted earnings per share	$1.29	$1.15

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Three Months Ended March 31, 2026 and 2025
(in millions)

	2026	2025
OPERATING ACTIVITIES
Net income	$27.4	$24.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6.7	6.0
Amortization	20.8	19.2
Deferred income taxes	(0.6)	(0.6)
Stock-based compensation	4.1	3.3
Other non-cash adjustments	2.3	2.4
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(30.0)	(27.1)
Inventories	(5.5)	3.3
Accounts payable	13.7	(3.3)
Other current assets and liabilities	1.2	(11.7)
Other non-current assets and liabilities	(0.5)	5.0
Net cash provided by operating activities	39.6	21.0
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(12.2)	(8.0)
Payments for capitalized internal-use software	(0.9)	(1.4)
Redemption of short-term investments	3.4	—
Proceeds from sale of property, plant, and equipment	0.1	—
Other	1.0	—
Net cash used in investing activities	(8.6)	(9.4)
FINANCING ACTIVITIES
Repayments of debt	(50.1)	(4.0)
Dividends paid	(6.9)	(6.6)
Incentive plan activity	(9.2)	(2.7)
Net cash used in financing activities	(66.2)	(13.3)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	5.7
Net increase (decrease) in cash and cash equivalents	(35.5)	4.0
Cash and cash equivalents at beginning of period	114.7	236.3
Cash and cash equivalents at end of period	$79.2	$240.3
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2.9	$4.3
Income taxes, net of refunds	$0.9	$6.6
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$6.9	$1.8
Non-cash acquisitions of capitalized internal-use software	$1.2	$0.9

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$79.2	$114.7
Accounts receivable, net	163.8	134.1
Inventories	158.7	153.8
Prepaid expenses and other current assets	31.5	35.1
Total current assets	433.2	437.7
Property, plant and equipment, net	221.3	221.5
Goodwill	1,066.9	1,064.8
Other intangible assets, net	803.2	823.5
Other assets	110.9	115.5
Total assets	$2,635.5	$2,663.0
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.2	$0.2
Accounts payable	80.2	71.6
Accrued expenses	116.1	116.9
Total current liabilities	196.5	188.7
Long-term debt	605.2	655.1
Deferred taxes	144.2	143.4
Other liabilities	126.9	131.9
Total liabilities	1,072.8	1,119.1
Commitments and contingent liabilities
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,300,176 shares in 2026 and 21,240,597 shares in 2025	0.2	0.2
Additional paid-in capital	329.2	333.3
Retained earnings	1,210.3	1,189.7
Accumulated other comprehensive income	24.2	21.9
Common stock held in treasury, at cost – 174,014 shares in 2026 and 174,546 shares in 2025	(1.2)	(1.2)
Total shareholders’ equity	1,562.7	1,543.9
Total liabilities and equity	$2,635.5	$2,663.0

See notes to consolidated financial statements (unaudited).

ENPRO INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.    Overview and Basis of Presentation
Overview
Enpro Inc. (“we,” “us,” “our,” “Enpro,” or the “Company”) is a leading-edge industrial technology company focused on critical applications across a diverse group of growing end markets such as semiconductor, industrial process, commercial vehicle, sustainable power generation, aerospace (including commercial space), food and biopharmaceutical, photonics and life sciences. The Company is a leader in applied engineering and designs, develops, manufactures, and markets proprietary, value-added products and solutions that contribute key functionality or safeguard a variety of critical environments.
Over the past several years, we have executed several strategic initiatives to focus the portfolio of businesses where we offer proprietary, industrial technology-related products and solutions with high barriers to entry, compelling margins, strong cash flow, and perpetual recurring/aftermarket revenue streams in markets with favorable secular tailwinds.
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual financial statements. The accompanying interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2025 was derived from the audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2025 included within our annual report on Form 10-K.
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
Pension
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

2.    Acquisitions
Acquisition of business
On October 8, 2025, Enpro acquired all of the equity of Overlook Industries, Inc. ("Overlook"). Overlook, which is located in Easthampton, Massachusetts, specializes in the design and fabrication of single-use technologies and other critical componentry for biopharmaceutical production processes.
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
In 2025, we paid $273.9 million, net of cash acquired, for the two acquisitions completed in the fourth quarter. The purchase prices of Overlook and AlpHa were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired less the liabilities assumed is reflected as goodwill, which is attributable primarily to the value of the workforce and the ongoing operations of the business. Goodwill recorded as part of the purchases was $160.2 million, of which we expect approximately 32% is tax deductible given the structure of the transactions. Inventory acquired included an adjustment to fair value of $5.4 million, of which $3.2 million was amortized to cost of goods sold in the first quarter of 2026.
We will continue to evaluate the purchase price allocation of these acquisitions, including the value of intangible assets and income tax assets and liabilities and adjust this allocation as appropriate. The allocation of purchase price was revised during the first quarter of 2026 primarily to increase deferred income tax liabilities and decrease acquired net working capital by $2.0 million in total, with an offsetting $2.0 million increase to goodwill. The following table represents the preliminary allocation of purchase price as of March 31, 2026:

(in millions)
Accounts receivable	$7.7
Inventories	16.9
Property, plant, and equipment	3.8
Goodwill	160.2
Other intangible assets	107.8
Other assets	10.8
Deferred income taxes	(16.9)
Other liabilities	(17.2)
$273.1
The following unaudited pro forma condensed consolidated financial results of operations for the three months ended March 31, 2025 are presented as if the acquisitions had been completed prior to 2025:

Three Months Ended March 31,
2025
(in millions)
Pro forma net sales	$286.0
Pro forma net income	$24.0
These amounts have been calculated after applying our accounting policies and adjusting the results of the two acquired businesses to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied as of January 1, 2025. The pro forma financial results have been prepared for comparative purposes only and do not reflect the effect of any potential synergies as a result of the integration of businesses acquired in 2025. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition of these businesses occurred prior to 2025, or of future results of Enpro Inc.
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
The effective tax rates for the three months ended March 31, 2026 and 2025 were 19.2% and 24.3%, respectively. The effective tax rate for the three months ended March 31, 2026 is lower than the U.S. Federal tax rate primarily driven by additional tax benefit related to share-based payments, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the three months ended March 31, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions, partially offset by additional tax benefit related to share-based payment awards.
The Organization for Economic Co-operation and Development (the “OECD”) introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation to adopt Pillar Two. The adoption of Pillar Two had no impact on our income tax expense for the three months ended March 31, 2026 or the three months ended March 31, 2025 and we expect there to be minimal impact, if any, in future periods. Any impact would be accounted for as a period cost in the period in which it is incurred.
On July 4, 2025, the U.S. enacted into law H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (“The Act”), commonly referred to as “The One Big Beautiful Bill Act.” The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100 percent bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation, as well as several core international tax provisions. Provisions of H.R. 1 effective in 2026 had a favorable impact on the Company’s effective tax rate and Federal cash tax payments for the three months ended March 31, 2026.
4.    Earnings Per Share

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$27.4	$24.5
Denominator:
Weighted-average shares – basic	21.1	21.0
Share-based awards	0.2	0.2
Weighted-average shares – diluted	21.3	21.2
Earnings per share:
Basic	$1.30	$1.16
Diluted	$1.29	$1.15

5.    Inventories

	March 31, 2026	December 31, 2025
	(in millions)
Finished products	$51.3	$53.2
Work in process	40.4	37.2
Raw materials	67.0	63.4
Total inventories	$158.7	$153.8

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the three months ended March 31, 2026 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2025	$532.6	$532.2	$1,064.8
Measurement period adjustment to goodwill	2.0	—	2.0
Foreign currency translation	0.1	—	0.1
Goodwill as of March 31, 2026	$534.7	$532.2	$1,066.9

The goodwill balances reflected above at March 31, 2026 are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.
Identifiable intangible assets are as follows:

	March 31, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Definite-Lived:
Customer relationships	$568.8	$248.3	$568.7	$241.0
Existing technology	597.0	198.4	596.8	186.9
Trademarks	80.4	43.4	80.5	41.9
Other	17.2	15.0	18.3	15.9
	1,263.4	505.1	1,264.3	485.7
Indefinite-Lived:
In-process research and development	14.0	—	14.0	—
Trademarks	30.9	—	30.9	—
Total	$1,308.3	$505.1	$1,309.2	$485.7
Amortization for the three months ended March 31, 2026 and 2025 was $20.6 million and $19.0 million, respectively.

7.    Accrued Expenses

	March 31, 2026	December 31, 2025
	(in millions)
Salaries, wages and employee benefits	$43.9	$52.4
Interest	9.7	3.1
Environmental	7.3	7.9
Income taxes	12.0	8.5
Taxes other than income taxes	7.4	5.8
Operating lease liabilities	12.4	12.7
Other	23.4	26.5
	$116.1	$116.9
8.     Long-Term Debt
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
Borrowings under the Revolving Credit Facility, at our option, bear interest at either (1) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) the one-month Term Secured Overnight Financing Rate ("SOFR") plus 1.00%) or (2) the Term SOFR rate for the applicable interest period plus, in each case, an applicable margin percentage, which initially is 1.375% for Term SOFR borrowings and 0.375% for alternate base rate borrowings and is subject to incremental increase or decrease based on a consolidated total net leverage ratio. In addition, a commitment fee accrues with respect to the unused amount of the Revolving Credit Facility at an annual rate of 0.175% initially, which rate is also subject to incremental increase or decrease based on a consolidated total net leverage ratio.
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
Borrowings under the Amended Credit Facility Agreement are secured by a first-priority pledge of certain assets. The Amended Credit Facility Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio as defined in the Amended Credit Facility Agreement. We were in compliance with all covenants of the Amended Credit Facility Agreement as of March 31, 2026.

The borrowing availability under our Revolving Credit Facility at March 31, 2026 was $630.6 million after giving consideration to $9.4 million of outstanding letters of credit and $160.0 million of outstanding borrowings.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of March 31, 2026.
9.    Shareholders' Equity
The quarterly changes in shareholders' equity during the three months ended March 31, 2026 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2025	21.1	$0.2	$333.3	$1,189.7	$21.9	$(1.2)	$1,543.9
Net income	—	—	—	27.4	—	—	27.4
Other comprehensive income	—	—	—	—	2.3	—	2.3
Dividends ($0.32 per share)	—	—	—	(6.8)	—	—	(6.8)
Incentive plan activity	—	—	(4.1)	—	—	—	(4.1)
Balance, March 31, 2026	21.1	$0.2	$329.2	$1,210.3	$24.2	$(1.2)	$1,562.7
The quarterly changes in shareholders' equity during the three months ended March 31, 2025 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2024	21.0	$0.2	$319.4	$1,175.6	$(65.4)	$(1.2)	$1,428.6
Net income	—	—	—	24.5	—	—	24.5
Other comprehensive income	—	—	—	—	13.5	—	13.5
Dividends ($0.31 per share)	—	—	—	(6.6)	—	—	(6.6)
Incentive plan activity	—	—	1.8	—	—	—	1.8
Balance, March 31, 2025	21.0	$0.2	$321.2	$1,193.5	$(51.9)	$(1.2)	$1,461.8

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors. Total dividend payments of $6.9 million were made during the three months ended March 31, 2026.
In April of 2026, our board of directors declared a dividend of $0.32 per share, payable on June 17, 2026, to shareholders of record as of June 3, 2026.
Enpro’s board of directors approved a two-year share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that expired in October 2024. No shares have been purchased under the prior or current repurchase authorization. Under the replacement authorization, which, other than the expiration date, is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws.
In February 2026, we issued stock options to certain key executives for approximately 30,000 common shares with an exercise price of $275.37 per share. The options vest pro-rata on the first, second and third anniversaries of the grant date, subject to continued employment. All options have a term of 10 years.
We determine the fair value of stock options using the Black-Scholes option pricing formula as of the grant date. Key inputs into this formula include expected term, expected volatility, expected dividend yield, and the risk-free interest rate. This fair value is amortized on a straight-line basis over the vesting period and recorded in selling, general and administrative costs on our Consolidated Statement of Operations.
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
The option awards issued in February 2026 had a fair value of $119.34 per share at their grant date. The following assumptions were used to estimate the fair value of the 2026 option awards:

Average expected term	6 years
Expected volatility	41.13%
Risk-free interest rate	3.69%
Expected dividend yield	0.46%

10.    Business Segment Information
We identify our two operating businesses, Sealing Technologies and Advanced Surface Technologies ("AST"), as reportable segments. Factors considered in determining our reportable segments include the economic similarity of the businesses, the nature of products sold, or solutions provided, the production processes and the types of customers. Our President and Chief Executive Officer, who we have identified as our Chief Operating Decision Maker ("CODM"), regularly evaluates the individual performance of both operating segments by reviewing segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition expenses, restructuring costs, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. The CODM assesses Adjusted Segment EBITDA in comparison to prior periods, previously forecasted results and anticipated/experienced market trends in determining how to allocate operating and capital resources between the operating segments. The only significant segment expense categories reviewed by the CODM are cost of sales and selling, general, and administrative costs.
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
The accounting policies of the reportable segments are the same as those for Enpro.

Segment operating results and other financial data for the three months ended March 31, 2026 and 2025, were as follows:

	Three Months Ended March 31, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$199.0	$104.0	$303.0
Intersegment sales	—	0.2	0.2
	199.0	104.2	303.2
Reconciliation of sales
Elimination of intersegment sales			(0.2)
Total consolidated sales			303.0

Cost of sales	(103.3)	(70.0)
Selling, General, and Administrative	(46.5)	(26.2)
Adjusting Items:
Acquisition expenses	1.0	—
Amortization of fair value adjustment to acquisition date inventory	3.2	—
Depreciation and amortization expense	11.2	16.3
Adjusted Segment EBITDA	$64.6	$24.3	$88.9

	Three Months Ended March 31, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$179.6	$93.6	$273.2
Intersegment sales	—	0.2	0.2
	179.6	93.8	273.4
Reconciliation of sales
Elimination of intersegment sales			(0.2)
Total consolidated sales			273.2

Cost of sales	(90.9)	(64.1)
Selling, General, and Administrative	(38.4)	(26.2)
Other Operating[1]	—	(0.7)
Adjusting Items:
Acquisition expenses	0.2	—
Restructuring expense	—	0.7
Depreciation and amortization expense	8.2	17.0
Adjusted Segment EBITDA	$58.7	$20.5	$79.2
1 Other Operating consists of restructuring related expense.

	Three Months Ended March 31,
(in millions)	2026	2025
Reconciliation of Income Before Income Taxes to Adjusted Segment EBITDA
Income before income taxes	$33.9	$32.3
Acquisition expenses	1.0	0.2
Amortization of fair value adjustment to acquisition date inventory	3.2	—
Restructuring expense	—	0.7
Depreciation and amortization expense	27.5	25.2
Corporate expenses	13.7	11.3
Interest expense, net	8.8	8.0
Other expense, net	0.8	1.5
Adjusted Segment EBITDA	$88.9	$79.2
In the table above, corporate expenses include general corporate administrative costs. Corporate expenses also include $1.2 million of restructuring expenses for the three months ended March 31, 2026. Expenses not directly attributable to the segments, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA.

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net Sales by Geographic Area
United States	$172.2	$154.7
Asia Pacific	69.1	58.3
Europe	43.1	40.6
Rest of world	18.6	19.6
Total	$303.0	$273.2
Net sales are attributed to countries based on location of the customer.

Revenue by End Market

Due to the diversified nature of our business and the differentiated portfolio of products and solutions that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$20.4	$2.1	$22.5
Commercial vehicle	37.0	—	37.0
Food and pharmaceutical	22.4	—	22.4
General industrial	79.3	6.6	85.9
Oil and gas	16.3	1.5	17.8
Power generation	20.4	—	20.4
Semiconductors	3.2	93.8	97.0
Total third-party sales	$199.0	$104.0	$303.0

	Three Months Ended March 31, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$20.3	$4.1	$24.4
Commercial vehicle	40.2	—	40.2
Food and pharmaceutical	18.0	—	18.0
General industrial	66.9	6.7	73.6
Oil and gas	14.8	1.1	15.9
Power generation	17.4	—	17.4
Semiconductors	2.0	81.7	83.7
Total third-party sales	$179.6	$93.6	$273.2

	Three Months Ended March 31,
	2026	2025

Capital Expenditures
Sealing Technologies	$7.5	$2.7
Advanced Surface Technologies	4.8	5.3
Total capital expenditures	$12.3	$8.0

Depreciation and Amortization Expense
Sealing Technologies	$11.2	$8.2
Advanced Surface Technologies	16.3	17.0
Total depreciation and amortization	$27.5	$25.2

Segment assets are as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Assets
Sealing Technologies	$1,224.9	$1,210.1
Advanced Surface Technologies	1,283.0	1,287.4
Corporate	127.6	165.5
	$2,635.5	$2,663.0

Corporate assets include all of our cash and cash equivalents.

11.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95.0 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. As a result of this note, due to the changes in the foreign exchange rate, we recorded a loss of $0.4 million in the first quarter of 2025. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025. In the first quarter of 2026, we entered into forward contracts to hedge 19.0 million Euro and $23.4 million exposures on an intercompany note.
The foreign exchange contracts were recorded at their fair market value as of March 31, 2026, with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations with the exception of our monthly forward contracts to hedge our Euro exposure which are recorded in other expense, net. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In May 2019, we entered into cross currency swap agreements (the "Swap") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our then outstanding fixed-rate USD-denominated Senior Notes due 2026, including the semi-annual interest payments thereunder, to interest payments on the fixed-rate Euro-denominated debt of 89.6 million Euro with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Swap agreement matures on October 15, 2026.
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
We have designated the Swap as a qualifying hedging instrument and are accounting for it as a net investment hedge. At March 31, 2026, the fair value of the Swap equaled $2.0 million and was recorded within our other (current) liabilities on the Consolidated Balance Sheet. The gains and losses resulting from fair value adjustment to the Swap agreement, excluding interest accruals related to the above receipts, are recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap is effective in hedging the designated risk. Cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows, aside from the ultimate settlement at maturity with the counterparty, which will be included in investing activities.

12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	March 31, 2026	December 31, 2025
	(in millions)
Assets
Deferred compensation assets	$17.0	$16.8
	$17.0	$16.8
Liabilities
Deferred compensation liabilities	$18.2	$17.8
Foreign currency derivatives	2.0	4.4
	$20.2	$22.2
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 because their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including our Senior Notes that have a determinable fair-value based on quoted market prices for identical liabilities and are classified as Level 2 since the market is not active. At March 31, 2026, the fair value of these instruments was approximately 1.5% higher than the carrying value driven by our Senior Notes. At March 31, 2025, the carrying value approximated the respective fair value.

13.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income by component (after tax) for the three months ended March 31, 2026 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$21.3	$0.6	$21.9
Other comprehensive income before reclassifications	2.3	—	2.3
Ending balance	$23.6	$0.6	$24.2
Changes in accumulated other comprehensive income (loss) by component (after tax) for the three months ended March 31, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$(5.4)	$(60.0)	$(65.4)
Other comprehensive income before reclassifications	12.9	—	12.9
Actuarial loss reclassified from accumulated other comprehensive income	—	0.6	0.6
Net current-period other comprehensive income	12.9	0.6	13.5
Ending balance	$7.5	$(59.4)	$(51.9)

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 19 sites, all of which relate to the activities of legacy operations prior to the formation of Enpro in 2002. At 9 of the 19 sites, the future cost of investigation or remediation is expected to be less than $0.5 million. At 18 of the 19 sites, one or more of our subsidiaries (or an entity that merged with and into one of our subsidiaries) formerly conducted business operations but no longer do. We continue to conduct manufacturing operations at one site. In addition to these 19 sites, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at one additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting the EPA's response.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated, which for ongoing remediation activities is typically over a period of five years and includes identified capital expenditures beyond the period. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediation progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of March 31, 2026, and December 31, 2025, we had recorded liabilities aggregating $41.3 million and $42.2 million, respectively, in other liabilities for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities at March 31, 2026, was $7.3 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Before the settlement that is now the subject of the pending appeal was reached, OCC filed claims in the U.S. District Court for the District of New Jersey against more than 120 parties, including EnPro Holdings, seeking recovery of certain response costs under the CERCLA. Such costs include an estimated $165 million to develop and design the remedy for the LPRSA. This litigation, which will include consideration of the effect of the settlement on OCC’s cost‑recovery claims, is currently stayed by the Court pending resolution of the appeal described above.
Our reserve for the LPRSA at March 31, 2026 was $0.7 million, which is for work remaining at the site that is not covered by the settlement. Further adjustments to our reserve for the site are possible as new or additional information becomes available.
Except with respect to the LPRSA, we are unable to estimate a reasonably possible range of loss related to any other contingent environmental liability based on our prior ownership of Crucible. See the section entitled “Crucible Steel Corporation a/k/a Crucible, Inc.” in this footnote for additional information.

Arizona Uranium Mines

EnPro Holdings has received notices from the EPA asserting that it is a potentially responsible party under the CERCLA as the successor to a former operator of eight uranium mines in Arizona, including two EPA-designated “priority” mines located in the Cameron Chapter of the Navajo Nation and six EPA-designated “non-priority” mines located in the more remote Bodaway Gap Chapter of the Navajo Nation, which are collectively one of the 19 sites referenced above. The former operator conducted operations at these mines from 1954 to 1957, prior to Enpro's formation in 2002. In the 1990s, remediation work performed by others consisted of capping the exposed areas of these mines. We entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA effective November 7, 2017 for the investigation and remediation of these mines. We entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent effective July 8, 2022 for the performance of Engineering Evaluations and Cost Analyses (EE/CA's) of potential remedial options at each of the mines. Our reserve at March 31, 2026 for this site was $11.3 million, which reflects estimated costs to consolidate mining waste on-site and construct enhanced caps for each of the eight mines and is the low end of the range of our reasonably likely liability with respect to these mines.
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
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from these mines. Based on current reserve amounts, we expect future contributions of $3.5 million from the U.S. government towards remediation of these mines. This amount is included in other assets in the accompanying consolidated balance sheet at March 31, 2026.
GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 19 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and groundwater at the site. Our reserve at March 31, 2026 for the site was $2.8 million. These reserves are based on currently available facts about the site and may be revised as investigation of the site continues in accordance with the ISRA requirements, or based on future technical consultation with the state agency.
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
On June 4, 2024, eight former employees at the Water Valley Facility filed a complaint in the United States District Court, Northern District of Mississippi (the “Federal Court”) against Enpro Inc., EnPro Holdings and two manufacturers of TCE or equipment that uses TCE alleging personal injury, nuisance, and other claims related to alleged exposure to TCE. In response to an order of the Federal Court issued on March 17, 2025 dismissing the former employees’ occupational exposure related claims with prejudice based upon the exclusivity of the Mississippi Workers' Compensation Act and identifying defects in the remaining claims, the eight former employees filed an amended complaint with the Federal Court re-alleging certain of their remaining claims on March 31, 2025. On February 23, 2026, these eight plaintiffs filed a notice of voluntary dismissal without prejudice with the Federal Court with respect to these remaining claims against all defendants, including Enpro Inc. and Enpro Holdings, terminating that proceeding.
After that dismissal, between February 24, 2026 and May 4, 2026, thirteen lawsuits have been filed in Yalobusha County Circuit Court in Mississippi (the “Mississippi State Court Proceedings”) by a combined total of 531 alleged former employees at the Water Valley Facility or family members of alleged deceased former employees. Eleven of these Mississippi State Court Proceedings, with a total of 427 plaintiffs, did not name any Enpro entities or subsequent operators of the Water Valley Facility as defendants. Instead, they sued the two alleged manufacturers of TCE or equipment that uses TCE named in the above-described Federal Court, and two individual consultants and six consulting and construction firms alleged to have performed environmental investigation or remediation work at the Water Valley Facility. The claims filed in these eleven lawsuits include product liability, negligence and wrongful death claims based on alleged exposure to TCE at the Water Valley Facility. It is uncertain whether any party to these eleven lawsuits may seek to assert claims against Enpro Inc., EnPro Holdings or any other Enpro entity in those proceedings. The two remaining lawsuits included in the Mississippi State Court Proceedings were filed by 104 plaintiffs and are substantially similar to the other eleven lawsuits, except that they add the Company and certain of its affiliates, Enpro Holdings, OldCo LLC and Coltec, Inc., as well as Goodrich Corporation, as defendants and assert two claims– public nuisance and negligence – against the Company and these additional defendants. In addition, legal counsel for certain of these former employees have previously indicated to the Company's legal counsel that they have identified a significant number of potential claimants who are not current or former employees of the Water Valley Facility for whom they may file complaints, which would not be subject to the workers' compensation system. At this time, the Company does not have further information regarding potential non-employee claimants and no such additional lawsuits have been filed.
From May 28, 2025 through August 27, 2025, 150 individuals, including the eight former employees who filed the amended complaint in Federal Court described above, filed petitions with the Mississippi Workers’ Compensation Commission alleging that they are former employees at the Water Valley Facility and suffered injury caused by workplace exposure to toxic chemicals. These claimants allegedly worked at the Water Valley Facility for varying periods spanning from prior to 1972 to present. These petitions name EnPro Holdings’ corporate predecessor and certain of the subsequent operators of the Water Valley Facility as potentially liable employers, and one of these employers, BorgWarner, has sent a demand for indemnification to Enpro with respect to these claims. The discovery process for these workers' compensation petitions is ongoing and is in early stages. No final hearing date has been set for any of the petitions.
Given the early stage of these pending legal proceedings, Enpro cannot estimate a range of reasonably possible outcomes of the pending workers' compensation petitions, or any other potential lawsuits or claims based on similar allegations. Enpro had not accrued reserves for such legal proceedings at March 31, 2026. We have notified relevant workers' compensation and general liability insurers of the claims and petitions described above.
Our reserve at March 31, 2026 for the Water Valley Facility for ongoing cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system was $7.7 million.
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
In addition to the ongoing operation of a “pump and treat” groundwater remediation system, the reserves for the Pine Bluff Site include projected costs for implementing in situ chemical reduction to further address groundwater contamination; evaluating whether the groundwater plume may be affecting indoor air quality within on-site structures and, if necessary, mitigating any confirmed vapor intrusion; conducting additional investigation and monitoring of off-site impacts; and continuing to address PCB oil impacts to on‑site soils. Our reserve at March 31, 2026 for the site was $6.9 million.
Other Environmental
In addition to the five sites discussed above, we have additional reserves of $11.8 million for the remaining 14 sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at March 31, 2026.

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
Changes in the product warranty liability for the three months ended March 31, 2026 and 2025 are as follows:

	2026	2025
	(in millions)
Balance at beginning of year	$3.5	$5.7
Net charges to expense	0.5	—
Settlements made	(0.3)	(0.4)
Balance at end of period	$3.7	$5.3
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following is management’s discussion and analysis of certain significant factors that have affected our financial condition, cash flows and operating results during the periods included in the accompanying unaudited consolidated financial statements and the related notes. You should read this in conjunction with those financial statements and the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the fiscal year ended December 31, 2025.
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
We cannot guarantee actual results or events will not differ materially from those projected, estimated, assigned or anticipated in any of the forward-looking statements contained in this report. Important factors that could result in those differences include those specifically noted in the forward-looking statements and those identified in Item 1A, “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2025, and in Part II, Item 1 of this quarterly report on Form 10-Q which include:
•economic conditions in the markets served by our businesses and the businesses of our customers, some of which are cyclical and experience periodic downturns and may be affected by the imposition or threat of imposition of tariffs;
•the impact of geopolitical activity on those markets, including instabilities associated with the armed conflicts in the Middle East, the armed conflict in Ukraine, and any conflict or threat of conflict that may affect Taiwan;
•uncertainties with respect to the imposition, or threat of imposition, of government tariffs, and retaliatory tariffs announced in response thereto;
•uncertainties with respect to the imposition of government embargoes, such as “anti-dumping” duties applicable to classes of products, and import or export licensing requirements, as well as the imposition of trade sanctions against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, which could significantly increase our cost of products or otherwise reduce our sales and harm our business;

•uncertainties with respect to prices and availability of raw materials, including as a result of instabilities from geopolitical conflicts and the imposition of tariffs;
•uncertainties with respect to our ability to achieve anticipated growth within the semiconductor, life sciences, and other technology-enabled markets, including uncertainties with respect to the timing of completion of our new Arizona facility;
•the impact of fluctuations in relevant foreign currency exchange rates or unanticipated increases in applicable interest rates;
•unanticipated delays or problems in introducing new products;
•the impact of any labor disputes;
•announcements by competitors of new products, services or technological innovations;
•changes in our pricing policies or the pricing policies of our competitors;
•risks related to the reliance of our Advanced Surface Technologies segment on a small number of significant customers and the geographic concentration of those customers;
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
Acquisitions. On October 8, 2025, Enpro acquired all of the equity of Overlook Industries, Inc. ("Overlook"). Overlook, which is located in Easthampton, Massachusetts, specializes in the design and fabrication of single-use technologies and other critical componentry for biopharmaceutical production processes.
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
Highlights. Financial highlights for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share data)
Net sales	$303.0	$273.2
Net income	$27.4	$24.5
Diluted earnings per share	$1.29	$1.15
Adjusted net income[1]	$45.6	$40.3
Adjusted diluted earnings per share[1]	$2.14	$1.90
Adjusted EBITDA [1]	$76.4	$67.8
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Results of Operations

	Three Months Ended March 31,
	2026	2025
	(in millions)
Sales
Sealing Technologies	$199.0	$179.6
Advanced Surface Technologies	104.2	93.8
	303.2	273.4
Intersegment sales	(0.2)	(0.2)
Net sales	$303.0	$273.2

Net income	$27.4	$24.5

Adjusted Segment EBITDA
Sealing Technologies	$64.6	$58.7
Advanced Surface Technologies	24.3	20.5
Total Adjusted Segment EBITDA	$88.9	$79.2

Reconciliations of Net Income to Adjusted Segment EBITDA
Net income	$27.4	$24.5
Income tax expense	(6.5)	(7.8)
Income before income taxes	33.9	32.3
Acquisition expenses	1.0	0.2
Amortization of the fair value adjustment to acquisition date inventory	3.2	—
Restructuring expense	—	0.7
Depreciation and amortization expense	27.5	25.2
Corporate expenses	13.7	11.3
Interest expense, net	8.8	8.0
Other expense	0.8	1.5
Adjusted Segment EBITDA	$88.9	$79.2
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition expenses, restructuring costs, net of gains on restructuring-related sales of assets, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Corporate expenses include general corporate administrative costs. Corporate expenses also include $1.2 million of restructuring expense for the three months ended March 31, 2026. Segment non-operating expenses and income, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
Other expense in the table above represents other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025
Sales of $303.0 million in the first three months of 2026 increased 10.9% from $273.2 million last year. The following table summarizes the impact of an acquisition and foreign currency on segment sales:

Sales	Percent Change Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025
increase/(decrease)	Organic	Acquisition	Foreign Currency	Total
Enpro Inc.	3.5%	5.3%	2.1%	10.9%
Sealing Technologies	(0.4)%	8.1%	3.1%	10.8%
Advanced Surface Technologies	11.1%	—%	—%	11.1%

Discussion of year-over-year operating performance for each segment for the first three months of 2026:
Sealing Technologies: Sales of $199.0 million in the first three months of 2026 increased 10.8% compared to $179.6 million in the prior-year period. Excluding favorable foreign exchange translation ($5.7 million) and contribution from acquisitions completed in the fourth quarter of 2025 ($14.4 million), sales were down 0.4%, or $0.7 million. Pricing and mix ($5.9 million), as well as strength in space, nuclear solutions, and compositional analysis applications, largely offset continued weak demand in commercial vehicle and slow general industrial markets internationally. Domestic general industrial and food and biopharmaceutical demand remained firm.
Adjusted Segment EBITDA of $64.6 million in the first three months of 2026 increased 10.1%, or $5.9 million, from $58.7 million prior year. Adjusted Segment EBITDA margin of 32.5% in the first three months of 2026 was relatively flat compared to the prior year. Excluding the favorable foreign exchange translation ($2.0 million) and contribution from acquisitions completed in the fourth quarter of 2025 ($3.2 million), Adjusted Segment EBITDA increased 1.2%, or $0.7 million. Favorable pricing and mix offset lower sales volume.
Advanced Surface Technologies: Sales of $104.2 million in the first three months of 2026 increased 11.1%, or $10.4 million, compared to $93.8 million in the prior-year period, reflecting continued strength in precision cleaning solutions serving the leading edge, strengthening demand for semiconductor capital equipment, and firm demand in optical coatings.
Adjusted Segment EBITDA of $24.3 million in the first three months of 2026 increased 18.5%, or $3.8 million, from $20.5 million in the comparable period of 2025. Adjusted Segment EBITDA margin of 23.3% was up from 21.9% last year driven primarily by the sales increase.
Corporate expenses for the first three months of 2026 of $13.7 million increased $2.4 million compared to last year primarily due to $1.2 million of restructuring costs incurred in the first quarter of 2026 and increased incentive compensation accruals.
Interest expense, net in the first three months of 2026 increased by $0.8 million compared to the first three months of 2025 primarily driven by lower interest income in 2026.
Other expense in the first three months of 2026 decreased $0.7 million compared to the same period last year, primarily due to lower non-service pension related costs as a result of the termination of our U.S. defined benefit pension plan at the end of 2025.
The effective tax rates for the three months ended March 31, 2026 and 2025 were 19.2% and 24.3%, respectively. The effective tax rate for the three months ended March 31, 2026 is lower than the U.S. Federal tax rate primarily driven by additional tax benefit related to share-based payments, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the three months ended March 31, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions, partially offset by additional tax benefit related to share-based payment awards.
Net income was $27.4 million, or $1.29 per share, in the first three months of 2026 compared to $24.5 million, or $1.15 per share, in the first three months of 2025. Earnings per share is expressed on a diluted basis.

Backlog

As of March 31, 2026, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $357.7 million. Approximately 94% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance due to shorter lead times for our leading-edge aftermarket or recurring solutions across both segments and some seasonality.

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
As of March 31, 2026, we held $9.2 million of cash and cash equivalents in the United States and $70.0 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings. In the first quarter of 2026, we transferred $50.0 million from our foreign subsidiaries to their U.S. parent entity via an intercompany loan, and the funds were used to partially pay down the outstanding balance on our revolving credit facility.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries have already been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code (“IRC”). We do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first three months of 2026, there were no earnings repatriated from our foreign subsidiaries, therefore no foreign withholding taxes were incurred. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practical. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities provided $39.6 million of cash in the first three months of 2026 and $21.0 million of cash in the first three months of 2025. The year-over-year increase was primarily driven by lower income tax payments (net of refunds), efficient working capital management, and higher net income.
Investing activities used $8.6 million of cash in the first three months of 2026 compared to $9.4 million of cash used in investing activities in the first three months of last year as the redemption of a short-term investment offset higher cash capital expenditures in the first three months of 2026.
Financing activities used $66.2 million of cash in the first three months of 2026 compared to $13.3 million in the first three months of 2025. The increase was driven primarily by the repayment of $50.0 million on our revolving credit facility in March 2026 funded by intercompany loans from our foreign subsidiaries.
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
Availability and Compliance. The borrowing availability under our Revolving Credit Facility at March 31, 2026 was $630.6 million after giving consideration to $9.4 million of outstanding letters of credit and $160.0 million of outstanding borrowings. We were in compliance with all covenants of the Amended Credit Facility Agreement as of March 31, 2026.
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
At March 31, 2026, we were in compliance with all of the covenants of the indenture governing the Senior Notes.
Enpro’s board of directors approved a two-year share repurchase authorization in October 2024, replacing the previous $50.0 million authorization that expired in October 2024. No shares have been purchased under the prior or current repurchase authorization. Under the replacement authorization, which, other than the expiration date, is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws.

Critical Accounting Estimates

Please refer to "Critical Accounting Estimates" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our annual report on Form 10-K for the fiscal year ended December 31, 2025, for a discussion of our critical accounting estimates, which is incorporated here by reference.

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
A reconciliation of (i) net income to adjusted net income, including on a per share basis, and (ii) net income to adjusted EBITDA for the three months ended March 31, 2026 and 2025 as set forth below.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Three Months Ended March 31,
	2026				2025
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$27.4	21.3	$1.29		$24.5	21.2	$1.15
Income tax expense	6.5				7.8
Income before income taxes	33.9				32.3

Adjustments from selling, general, and administrative:
Acquisition expenses	1.0				0.2
Amortization of acquisition-related intangible assets	20.6				19.1
Adjustments from other operating expense and cost of sales:
Restructuring expense	1.2				0.6
Amortization of the fair value adjustment to acquisition date inventory	3.2				—
Adjustments from other non-operating expense:
Costs associated with previously disposed businesses	0.6				0.3
Pension expense - non-service cost	0.1				0.8
Other adjustments:
Other	0.2				0.4
Adjusted income before income taxes	60.8				53.7
Adjusted income tax expense	(15.2)				(13.4)
Adjusted net income	$45.6	21.3	$2.14	1	$40.3	21.2	$1.90	1

1Adjusted diluted earnings per share.

The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0%.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended
	March 31,
(in millions)	2026	2025
Net income	$27.4	$24.5

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	8.8	8.0
Income tax expense	6.5	7.8
Depreciation and amortization expense	27.5	25.2
Restructuring expense	1.2	0.6
Costs associated with previously disposed businesses	0.6	0.3
Acquisition expenses	1.0	0.2
Pension expense - non-service cost	0.1	0.8
Amortization of the fair value adjustment to acquisition date inventory	3.2	—
Other	0.1	0.4
Adjusted EBITDA	$76.4	$67.8

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the Indenture.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates and interest rates that could impact our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We intend to use derivative financial instruments as risk management tools and not for speculative investment purposes. For information about our interest rate risk, see “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk” in our annual report on Form 10-K for the year ended December 31, 2025.
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. As a result of this note, due to the changes in the foreign exchange rate, we recorded a loss of $0.4 million in the first quarter of 2025. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025. In the first quarter of 2026, we entered into forward contracts to hedge 19.0 million Euros and $23.4 million exposures on an intercompany note.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
 Item 1A.    Risk Factors.
An investment in our common stock involves risks. For a detailed discussion of the risks that affect our business please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
The conflict between the United States, Israel, and Iran and related geopolitical instability may adversely affect our business.
In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile and drone attacks across the region, including closing passage through the Strait of Hormuz, critical to commercial shipping in that region. Although we do not have operations in the Middle East, the ongoing conflict, including additional military actions, retaliatory measures, sanctions, continued disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to:
•cause significant disruption of global energy and petroleum-based products supplies and the supply of helium, a critical raw material for the semiconductor industry,
•adversely affect global supply chains, ocean transportation, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall global macroeconomic conditions, and
•heighten inflationary pressures on our raw material costs and supply chain.
While we do not expect that the impact of the conflict between the United States, Israel and Iran will have a direct adverse effect on our business, we are unable to predict the extent or nature of any of these indirect impacts from the continuation of this conflict on our business, financial condition and results of operations at this time, and such impacts could be material.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2026.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2026	—		—		—	$50,000,000	(1)
February 1 - February 28, 2026	—		—		—	$50,000,000	(1)
March 1 - March 31, 2026	417	(2)	$250.64	(2)	—	$50,000,000	(1)
Total	417	(2)	$250.64	(2)	—	$50,000,000	(1)
(1)In October 2024, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026. We have not made any repurchases under this authorization.

(2)In March 2026, a total of 417 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 47 shares were valued at a price of $250.59 per share, the closing trading price of our common stock on March 18, 2026, and 370 of these shares were valued at a price of $250.65 per share, the closing trading price of our common stock on March 31, 2026. Accordingly, the total 417 shares were valued at a weighted average price of $250.64 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.
During the quarter ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 5th day of May, 2026.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, Chief Administrative Officer and General Counsel

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer