Form 10-Q
period 2026-06-30
Enpro Inc.
filed 2026-08-04
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2026, there were 21,167,681 shares of common stock of the registrant outstanding, which does not include 173,472 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$338.8	$288.1	$641.8	$561.3
Cost of sales	189.8	163.3	362.8	318.3
Gross profit	149.0	124.8	279.0	243.0
Operating expenses:
Selling, general and administrative	89.8	79.2	175.1	154.9
Other	1.5	(0.1)	2.7	0.6
Total operating expenses	91.3	79.1	177.8	155.5
Operating income	57.7	45.7	101.2	87.5
Interest expense	(8.7)	(9.0)	(18.1)	(18.2)
Interest income	0.4	1.5	1.0	2.7
Other expense	(16.5)	(2.7)	(17.3)	(4.2)
Income before income taxes	32.9	35.5	66.8	67.8
Income tax expense	(5.8)	(9.1)	(12.3)	(16.9)
Net income	$27.1	$26.4	$54.5	$50.9
Comprehensive income	$25.3	$36.8	$55.0	$74.8

Basic earnings per share	$1.28	$1.26	$2.58	$2.42
Diluted earnings per share	$1.27	$1.25	$2.55	$2.40

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Six Months Ended June 30, 2026 and 2025
(in millions)

	2026	2025
OPERATING ACTIVITIES
Net income	$54.5	$50.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13.5	12.0
Amortization	41.1	38.4
Deferred income taxes	(1.1)	(1.1)
Stock-based compensation	9.7	7.2
Environmental reserve charges	16.1	—
Other non-cash adjustments	3.3	4.6
Change in assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(37.2)	(21.6)
Inventories	(17.3)	(1.6)
Accounts payable	21.3	5.0
Other current assets and liabilities	(9.4)	(24.1)
Other non-current assets and liabilities	(3.6)	3.5
Net cash provided by operating activities	90.9	73.2
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(27.8)	(17.9)
Payments for capitalized internal-use software	(1.7)	(2.5)
Redemption of short-term investments	3.4	—
Acquisitions, net of cash acquired	0.8	—
Payments for settlements of derivative contracts	(1.8)	—
Other	1.1	0.8
Net cash used in investing activities	(26.0)	(19.6)
FINANCING ACTIVITIES
Proceeds from debt	—	680.0
Repayments of debt	(80.1)	(851.5)
Debt issuance costs	—	(7.7)
Dividends paid	(13.8)	(13.2)
Incentive plan activity	(8.1)	(2.5)
Net cash used in financing activities	(102.0)	(194.9)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	12.1
Net decrease in cash and cash equivalents	(37.7)	(129.2)
Cash and cash equivalents at beginning of period	114.7	236.3
Cash and cash equivalents at end of period	$77.0	$107.1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17.2	$18.9
Income taxes, net of refunds	$10.2	$22.5
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$4.8	$2.9
Non-cash acquisitions of capitalized internal-use software	$2.3	$1.1

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$77.0	$114.7
Accounts receivable, net	169.6	134.1
Inventories	169.6	153.8
Prepaid expenses and other current assets	39.0	35.1
Total current assets	455.2	437.7
Property, plant and equipment, net	228.3	221.5
Goodwill	1,065.2	1,064.8
Other intangible assets, net	783.3	823.5
Other assets	128.5	115.5
Total assets	$2,660.5	$2,663.0
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.2	$0.2
Accounts payable	86.7	71.6
Accrued expenses	112.6	116.9
Total current liabilities	199.5	188.7
Long-term debt	575.3	655.1
Deferred taxes	142.8	143.4
Other liabilities	155.5	131.9
Total liabilities	1,073.1	1,119.1
Commitments and contingent liabilities
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,337,102 shares in 2026 and 21,240,597 shares in 2025	0.2	0.2
Additional paid-in capital	335.4	333.3
Retained earnings	1,230.6	1,189.7
Accumulated other comprehensive income	22.4	21.9
Common stock held in treasury, at cost – 173,597 shares in 2026 and 174,546 shares in 2025	(1.2)	(1.2)
Total shareholders’ equity	1,587.4	1,543.9
Total liabilities and equity	$2,660.5	$2,663.0

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
Basis of Presentation
The accompanying interim consolidated financial statements are unaudited, and certain related information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted in accordance with Rule 10-01 of Regulation S-X. They were prepared following the same policies and procedures used in the preparation of our annual consolidated financial statements. The accompanying interim consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of results for the periods presented. The Consolidated Balance Sheet as of December 31, 2025 was derived from the consolidated audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2025. The results of operations for the interim periods are not necessarily indicative of the results for the fiscal year. These consolidated financial statements should be read in conjunction with our annual consolidated financial statements for the year ended December 31, 2025 included within our annual report on Form 10-K.
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

As a result of the plan termination, Enpro recorded a pretax, noncash settlement loss of $67.2 million in other nonoperating expense in our consolidated statement of operations in the fourth quarter of 2025. The loss was driven primarily by the recognition of actuarial losses previously deferred in accumulated other comprehensive income on our consolidated balance sheet. In the second quarter of 2026, the annuity purchase to terminate the plan was finalized, which resulted in funds being credited back to residual pension assets. This resulted in a partial offset of $0.9 million to the settlement loss recorded in 2025.

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
In 2025, we paid $273.9 million, net of cash acquired, for the two acquisitions completed in the fourth quarter. The purchase prices of Overlook and AlpHa were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date. In the first half of 2026, we received $0.8 million from the sellers of these businesses in final settlement of net working capital acquired as compared to amounts agreed upon in the purchase agreement for each company. This receipt is reflected in investing activities on our Consolidated Statement of Cash Flows.
The excess of the purchase price over the estimated fair value of the identifiable assets acquired less the liabilities assumed is reflected as goodwill, which is attributable primarily to the value of the workforce and the ongoing operations of the business. Goodwill recorded as part of the purchases was $159.2 million, of which we expect approximately 32% is tax deductible given the structure of the transactions. Inventory acquired included an adjustment to fair value of $5.4 million. The unamortized balance of the inventory fair value adjustment at December 31, 2025 of $3.3 million was amortized to cost of goods sold during the six months ended June 30, 2026.
We will continue to evaluate the purchase price allocation of these acquisitions, including the value of intangible assets and income tax assets, and liabilities and adjust this allocation as appropriate. The allocation of purchase price was revised during the first half of 2026 primarily to decrease acquired net working capital by $1.1 million in total, with an offsetting $1.1 million increase to goodwill. The following table represents the preliminary allocation of purchase price as of June 30, 2026:

(in millions)
Accounts receivable	$7.7
Inventories	16.4
Property, plant, and equipment	3.8
Goodwill	159.2
Other intangible assets	107.8
Other assets	10.9
Deferred income taxes	(15.9)
Other liabilities	(16.8)
$273.1

The following unaudited pro forma condensed consolidated financial results of operations for the quarter and six months ended June 30, 2025 are presented as if the acquisitions had been completed prior to 2025:

	Quarter Ended June 30,	Six Months Ended June 30,
	2025	2025
	(in millions)
Pro forma net sales	$303.3	$589.3
Pro forma net income	$25.9	$50.0
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
The effective tax rates for the quarters ended June 30, 2026 and 2025 were 17.6% and 25.5%, respectively. The effective tax rate for the quarter ended June 30, 2026 is lower than the U.S. Federal tax rate primarily driven by additional tax benefit related to share-based payments and adjustments to uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the quarter ended June 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits.
The effective tax rates for the six months ended June 30, 2026 and 2025 were 18.4% and 24.9%, respectively. The effective tax rate for the six months ended June 30, 2026 is lower than the U.S. Federal tax rate primarily driven by additional tax benefit related to share-based payments and adjustments to uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits.
The Organization for Economic Co-operation and Development (the “OECD”) introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation to adopt Pillar Two. The adoption of Pillar Two had no impact on our income tax expense for the six months ended June 30, 2026 or the six months ended June 30, 2025 and we expect there to be minimal impact, if any, in subsequent quarters. Any impact would be accounted for as a period cost in the period in which it is incurred.
On July 4, 2025, the U.S. enacted into law H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (“The Act”), commonly referred to as “The One Big Beautiful Bill Act.” The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100 percent bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation, as well as several core international tax provisions. Provisions of H.R. 1 effective in 2026 had a favorable impact on the Company’s effective tax rate and Federal cash tax payments for the six months ended June 30, 2026.

4.    Earnings Per Share

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$27.1	$26.4	$54.5	$50.9
Denominator:
Weighted-average shares – basic	21.1	21.0	21.1	21.0
Share-based awards	0.3	0.2	0.3	0.2
Weighted-average shares – diluted	21.4	21.2	21.4	21.2
Earnings per share:
Basic	$1.28	$1.26	$2.58	$2.42
Diluted	$1.27	$1.25	$2.55	$2.40

5.    Inventories

	June 30, 2026	December 31, 2025
	(in millions)
Finished products	$52.3	$53.2
Work in process	45.7	37.2
Raw materials	71.6	63.4
Total inventories	$169.6	$153.8

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the six months ended June 30, 2026 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2025	$532.6	$532.2	$1,064.8
Measurement period adjustment to goodwill	1.0	—	1.0
Foreign currency translation	(0.6)	—	(0.6)
Goodwill as of June 30, 2026	$533.0	$532.2	$1,065.2

The goodwill balances reflected above at June 30, 2026 are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.

Identifiable intangible assets are as follows:

	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Definite-Lived:
Customer relationships	$568.7	$255.8	$568.7	$241.0
Existing technology	597.1	209.1	596.8	186.9
Trademarks	80.3	44.7	80.5	41.9
Other	17.1	15.2	18.3	15.9
	1,263.2	524.8	1,264.3	485.7
Indefinite-Lived:
In-process research and development	14.0	—	14.0	—
Trademarks	30.9	—	30.9	—
Total	$1,308.1	$524.8	$1,309.2	$485.7
Amortization for the quarters and six months ended June 30, 2026 and 2025 was $20.0 million, $19.1 million, $40.6 million, and $38.1 million, respectively.
7.    Accrued Expenses

	June 30, 2026	December 31, 2025
	(in millions)
Salaries, wages and employee benefits	$49.2	$52.4
Interest	2.7	3.1
Environmental	7.7	7.9
Income taxes	12.0	8.5
Taxes other than income taxes	5.5	5.8
Operating lease liabilities	13.0	12.7
Other	22.5	26.5
	$112.6	$116.9
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
Borrowings under the Amended Credit Facility Agreement are secured by a first-priority pledge of certain assets. The Amended Credit Facility Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio as defined in the Amended Credit Facility Agreement. We were in compliance with all covenants of the Amended Credit Facility Agreement as of June 30, 2026.
The borrowing availability under our Revolving Credit Facility at June 30, 2026 was $660.2 million after giving consideration to $9.8 million of outstanding letters of credit and $130.0 million of outstanding borrowings.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of June 30, 2026.

9.    Shareholders' Equity
The quarterly changes in shareholders' equity during the six months ended June 30, 2026 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2025	21.1	$0.2	$333.3	$1,189.7	$21.9	$(1.2)	$1,543.9
Net income	—	—	—	27.4	—	—	27.4
Other comprehensive income	—	—	—	—	2.3	—	2.3
Dividends ($0.32 per share)	—	—	—	(6.8)	—	—	(6.8)
Incentive plan activity	—	—	(4.1)	—	—	—	(4.1)
Balance, March 31, 2026	21.1	$0.2	$329.2	$1,210.3	$24.2	$(1.2)	$1,562.7
Net income	—	—	—	27.1	—	—	27.1
Other comprehensive loss	—	—	—	—	(1.8)	—	(1.8)
Dividends ($0.32 per share)	—	—	—	(6.8)		—	(6.8)
Incentive plan activity	—	—	6.2	—	—	—	6.2
Balance, June 30, 2026	21.1	$0.2	$335.4	$1,230.6	$22.4	$(1.2)	$1,587.4

The quarterly changes in shareholders' equity during the six months ended June 30, 2025 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2024	21.0	$0.2	$319.4	$1,175.6	$(65.4)	$(1.2)	$1,428.6
Net income	—	—	—	24.5	—	—	24.5
Other comprehensive income	—	—	—	—	13.5	—	13.5
Dividends ($0.31 per share)	—	—	—	(6.6)	—	—	(6.6)
Incentive plan activity	—	—	1.8	—	—	—	1.8
Balance, March 31, 2025	21.0	$0.2	$321.2	$1,193.5	$(51.9)	$(1.2)	$1,461.8
Net income	—	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	10.4	—	10.4
Dividends ($0.31 per share)	—	—	—	(6.5)		—	(6.5)
Incentive plan activity	—	—	4.0	—	—	—	4.0
Balance, June 30, 2025	21.0	$0.2	$325.2	$1,213.4	$(41.5)	$(1.2)	$1,496.1

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors.
In July of 2026, our board of directors declared a dividend of $0.32 per share, payable on September 16, 2026, to shareholders of record as of September 2, 2026.
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
The accounting policies of the reportable segments are the same as those for Enpro.
Segment operating results and other financial data for the quarters and six months ended June 30, 2026 and 2025, were as follows:

	Quarter Ended June 30, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales to external customers	$216.2	$122.6	$338.8
Intersegment sales	—	0.3	0.3
	216.2	122.9	339.1
Reconciliation of sales
Elimination of intersegment sales			(0.3)
Total consolidated sales			338.8

Cost of sales	(108.6)	(81.4)
Selling, general, and administrative	(47.0)	(28.6)
Other operating[1]	(0.1)	—
Adjusting Items:
Acquisition expenses	0.4	—
Amortization of fair value adjustment to acquisition date inventory	0.1	—
Restructuring expense	0.1	—
Depreciation and amortization expense	10.6	16.5
Adjusted Segment EBITDA	$71.7	$29.4	$101.1

	Quarter Ended June 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales to external customers	$187.5	$100.6	$288.1
Intersegment sales	—	0.3	0.3
	187.5	100.9	288.4
Reconciliation of sales
Elimination of intersegment sales			(0.3)
Total consolidated sales			288.1

Cost of sales	(94.2)	(69.6)
Selling, general, and administrative	(38.6)	(28.4)
Other operating[1]	0.4	(0.2)
Adjusting Items:
Acquisition expenses	0.3	—
Restructuring expense, net	(0.4)	0.2
Depreciation and amortization expense	8.3	16.9
Adjusted Segment EBITDA	$63.3	$19.8	$83.1

	Six Months Ended June 30, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales to external customers	$415.2	$226.6	$641.8
Intersegment sales	—	0.5	0.5
	415.2	227.1	642.3
Reconciliation of sales
Elimination of intersegment sales			(0.5)
Total consolidated sales			641.8

Cost of sales	(211.8)	(151.4)
Selling, general, and administrative	(93.6)	(54.8)
Other operating[1]	(0.1)	—
Adjusting Items:
Acquisition expenses	1.4	—
Amortization of fair value adjustment to acquisition date inventory	3.3	—
Restructuring expense	0.1	—
Depreciation and amortization expense	21.8	32.8
Adjusted Segment EBITDA	$136.3	$53.7	$190.0

	Six Months Ended June 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales to external customers	$367.1	$194.2	$561.3
Intersegment sales	—	0.5	0.5
	367.1	194.7	561.8
Reconciliation of sales
Elimination of intersegment sales			(0.5)
Total consolidated sales			561.3

Cost of sales	(185.1)	(133.8)
Selling, general, and administrative	(77.0)	(54.5)
Other operating[1]	0.4	(0.9)
Adjusting Items:
Acquisition expenses	0.5	—
Restructuring expense (income), net	(0.4)	0.9
Depreciation and amortization expense	16.5	33.9
Adjusted Segment EBITDA	$122.0	$40.3	$162.3
1 Other Operating consists of restructuring related expense (income), net, which includes income in the quarter ended June 30, 2025 related to gains on the sale of fixed assets as a result of restructuring actions.

	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Reconciliation of Income Before Income Taxes to Adjusted Segment EBITDA
Income before income taxes	$32.9	$35.5	$66.8	$67.8
Acquisition expenses	0.4	0.3	1.4	0.5
Amortization of fair value adjustment to acquisition date inventory	0.1	—	3.3	—
Restructuring expense	0.1	(0.2)	0.1	0.5
Depreciation and amortization expense	27.1	25.2	54.6	50.4
Corporate expenses	15.7	12.1	29.4	23.4
Interest expense, net	8.3	7.5	17.1	15.5
Other expense, net	16.5	2.7	17.3	4.2
Adjusted Segment EBITDA	$101.1	$83.1	$190.0	$162.3
In the table above, corporate expenses include general corporate administrative costs. Corporate expenses also include $1.5 million and $2.7 million of restructuring expense for the quarter and six months ended June 30, 2026, respectively. Expenses not directly attributable to the segments, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA.

	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net Sales by Geographic Area
United States	$192.4	$163.1	$364.6	$317.8
Asia Pacific	74.6	60.7	143.7	119.1
Europe	49.2	42.3	92.3	83.0
Rest of World	22.6	22.0	41.2	41.4
Total	$338.8	$288.1	$641.8	$561.3
Net sales are attributed to countries based on location of the customer.

Revenue by End Market

Due to the diversified nature of our business and the differentiated portfolio of products and solutions that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and six months ended June 30, 2026 and 2025:

	Quarter Ended June 30, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$23.2	$2.4	$25.6
Commercial vehicle	43.5	—	43.5
Food and biopharmaceutical	22.0	—	22.0
General industrial	90.1	7.3	97.4
Oil and gas	17.3	1.6	18.9
Power generation	17.7	—	17.7
Semiconductors	2.4	111.3	113.7
Total third-party sales	$216.2	$122.6	$338.8

	Quarter Ended June 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$17.9	$3.5	$21.4
Commercial vehicle	45.1	—	45.1
Food and biopharmaceutical	19.7	—	19.7
General industrial	68.7	6.7	75.4
Oil and gas	16.0	2.0	18.0
Power generation	18.0	—	18.0
Semiconductors	2.1	88.4	90.5
Total third-party sales	$187.5	$100.6	$288.1

	Six Months Ended June 30, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$43.6	$4.5	$48.1
Commercial vehicle	80.5	—	80.5
Food and biopharmaceutical	44.4	—	44.4
General industrial	169.4	13.9	183.3
Oil and gas	33.6	3.1	36.7
Power generation	38.1	—	38.1
Semiconductors	5.6	205.1	210.7
Total third-party sales	$415.2	$226.6	$641.8

	Six Months Ended June 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$38.2	$7.6	$45.8
Commercial vehicle	85.3	—	85.3
Food and biopharmaceutical	37.7	—	37.7
General industrial	135.6	13.4	149.0
Oil and gas	30.8	3.1	33.9
Power generation	35.4	—	35.4
Semiconductors	4.1	170.1	174.2
Total third-party sales	$367.1	$194.2	$561.3

	Quarters Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Capital Expenditures
Sealing Technologies	$8.2	$4.1	$15.7	$6.8
Advanced Surface Technologies	7.3	5.8	12.1	11.1
Total capital expenditures	$15.5	$9.9	$27.8	$17.9

Depreciation and Amortization Expense
Sealing Technologies	$10.6	$8.3	$21.7	$16.5
Advanced Surface Technologies	16.5	16.9	32.9	33.9
Total depreciation and amortization	$27.1	$25.2	$54.6	$50.4

Segment assets are as follows:

(in millions)	June 30, 2026	December 31, 2025
Assets
Sealing Technologies	$1,227.0	$1,210.1
Advanced Surface Technologies	1,294.6	1,287.4
Corporate	138.9	165.5
	$2,660.5	$2,663.0

Corporate assets include all of our cash and cash equivalents.

11.    Derivatives and Hedging
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95.0 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. As a result of this note, due to the changes in the foreign exchange rate, we recorded a loss of $0.4 million in the first quarter of 2025. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025. In February 2026, we executed a new intercompany note agreement. Beginning that month, we entered into forward contracts of 19.0 million Euro and $23.4 million to hedge exposures related to the note.
The foreign exchange contracts were recorded at their fair market value as of June 30, 2026, with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations with the exception of our monthly forward contracts to hedge our Euro exposure which are recorded in other expense. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In May 2019, we entered into cross currency swap agreements (the "Swap Agreements") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our then outstanding fixed-rate USD-denominated Senior Notes due 2026, including the semi-annual interest payments thereunder, to interest payments on the fixed-rate Euro-denominated debt of 89.6 million Euro with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year.
In June 2026, we elected to terminate and settle the Swap agreements prior to their contractual maturity date of October 15, 2026. Upon settlement, we paid the counterparty approximately $1.8 million, representing the fair value of the Swap agreements at the settlement date, and the Swap agreements were extinguished. Amounts previously recorded in accumulated other comprehensive income as part of the net investment hedge will remain in equity until the related foreign operations are substantially liquidated or otherwise disposed of, consistent with the accounting treatment for net investment hedges. Following the settlement, we no longer have any outstanding obligations or rights under the Swap agreements. The cash payment associated with the June 2026 settlement of the Swap agreements of $1.8 million is included in investing activities in the Consolidated Statements of Cash Flows.
During the term of the Swap agreements, we received semi-annual payments from the counterparties due to the difference between the interest rate on a notional amount the Senior Notes due 2026 and the interest rate on the Euro debt underlying the Swap agreements. There was no principal exchange at the inception of the arrangement.
We designated the Swap agreements as qualifying hedging instruments and accounted for them as a net investment hedge. The gains and losses resulting from fair value adjustment to the Swap agreements, excluding interest accruals related to the above receipts, have been recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap agreements are effective in hedging the designated risk. Interest-related cash flows related to the Swap agreements are included in operating activities in the Consolidated Statements of Cash Flows.

12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
(in millions)	June 30, 2026	December 31, 2025
Assets
Deferred compensation assets	$17.4	$16.8
	$17.4	$16.8
Liabilities
Deferred compensation liabilities	$19.1	$17.8
Foreign currency derivatives	—	4.4
	$19.1	$22.2
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 because their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including our Senior Notes that have a determinable fair-value based on quoted market prices for identical liabilities and are classified as Level 2 since the market is not active. At June 30, 2026 and December 31, 2025, the fair value of these instruments was approximately 2.3% and 3.1% higher than the carrying value, respectively, driven by our Senior Notes.

13.    Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2026 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$23.6	$0.6	$24.2
Other comprehensive loss	(1.8)	—	(1.8)
Ending balance	$21.8	$0.6	$22.4
Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended June 30, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$7.5	$(59.4)	$(51.9)
Other comprehensive income before reclassifications	10.0	—	10.0
Amounts reclassified from accumulated other comprehensive loss	—	0.4	0.4
Net current-period other comprehensive income	10.0	0.4	10.4
Ending balance	$17.5	$(59.0)	$(41.5)

Changes in accumulated other comprehensive income by component (after tax) for the six months ended June 30, 2026 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$21.3	$0.6	$21.9
Other comprehensive income	0.5	—	0.5
Ending balance	$21.8	$0.6	$22.4
Changes in accumulated other comprehensive income (loss) by component (after tax) for the six months ended June 30, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$(5.4)	$(60.0)	$(65.4)
Other comprehensive income before reclassifications	22.9	—	22.9
Amounts reclassified from accumulated other comprehensive loss	—	1.0	1.0
Net current-period other comprehensive income	22.9	1.0	23.9
Ending balance	$17.5	$(59.0)	$(41.5)

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
Although we believe past operations were in substantial compliance with the then applicable regulations, we or one or more of our subsidiaries are involved with various investigation and remediation activities at 19 sites, which principally relate to the activities of legacy operations prior to the formation of Enpro in 2002. For 9 of the 19 sites, the future cost of investigation or remediation is expected to be less than $0.5 million per site. At 18 of the 19 sites, one or more of our subsidiaries (or an entity that merged with and into one of our subsidiaries) formerly conducted business operations but no longer do. We continue to conduct manufacturing operations at one site. In addition to these 19 sites, the United States Environmental Protection Agency (the "EPA") has provided us notice that Enpro has potential responsibility at one additional site where one of our subsidiaries formerly conducted business operations but no longer does. We have responded to the EPA that we do not have responsibility at that site and are awaiting the EPA's response.
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated, which for ongoing remediation activities is typically over a period of five years and includes identified capital expenditures beyond the period. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediations progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of June 30, 2026, and December 31, 2025, we had recorded liabilities aggregating $64.4 million and $42.2 million, respectively, in other liabilities for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities at June 30, 2026, was $7.7 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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

Lower Passaic River Study Area
Based on our prior ownership of Crucible Steel Corporation a/k/a Crucible, Inc. (“Crucible”), we may have contingent liabilities in one or more significant environmental matters. One such matter, which is included in the 19 sites referred to above, is the Lower Passaic River Study Area ("LPRSA") of the Diamond Alkali Superfund Site in New Jersey. The LPRSA includes a 17-mile tidal portion of the Passaic River stretching from the river’s mouth at Newark Bay to Dundee Dam in Garfield, New Jersey. Crucible operated a steel mill abutting the Passaic River in Harrison, New Jersey from the early 1900s until 1974, which was one of many industrial operations on the river dating back to the 1800s. Certain contingent environmental liabilities related to the LPRSA were retained by a predecessor of EnPro Holdings when it sold a majority interest in Crucible Materials Corporation (the successor of Crucible) in 1985. The EPA notified our subsidiary in September 2003 that it is a potentially responsible party (“PRP”) for Superfund response actions in the LPRSA.
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
The EPA initiated an allocation process in 2017, explaining that a fair, carefully structured, information-based allocation of responsibility for the LPRSA was necessary to promote settlements. This effort resulted in the EPA’s retained allocator issuing a final Allocation Recommendation Report (the “Report”) in December 2020. Using the Report and other factors as a basis for subsequent settlement negotiations, more than 80 PRPs, including EnPro Holdings, entered an agreement with the EPA to resolve their share of responsibility concerning both OU2 and OU4, and a Consent Decree resolving the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") claims was lodged with the District Court of New Jersey in December 2022. EnPro Holdings paid $5.9 million into escrow as its share of the settlement in September 2022, and the District Court of New Jersey approved and entered the settlement in December 2024. Two non-settling PRPs, Nokia of America Corporation and Occidental Chemical Corporation (“OCC”), the successor to the entity that operated the Diamond Alkali chemical manufacturing facility, intervened and subsequently appealed the court's approval of the settlement. EnPro Holding’s payment is being held in escrow until all appeals have been resolved by the Third Circuit Court of Appeals.
In October 2025, following the announcement that Berkshire Hathaway would be acquiring OCC, OCC notified the Third Circuit that it is now known as Environmental Resource Holdings LLC as a result of a corporate reorganization that split the appellant entity into two entities, Environmental Resource Holdings LLC and Occidental Chemical Corporation (a Texas corporation) ("OxyChem TX"). Certain PRPs, including EnPro Holdings, filed a declaratory judgment action in February 2026 to obtain an order holding the newly formed OxyChem TX is jointly and severally liable for its predecessor's CERCLA liabilities at the Diamond Alkali Superfund Site, including the LPRSA. That action is currently pending.
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
Our reserve for the LPRSA at June 30, 2026 was $0.7 million, which is for work remaining at the LPRSA that is not covered by the settlement. Further adjustments to our reserve for the LPRSA are possible as new or additional information becomes available.
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
Effective November 7, 2017, the Company entered into an Administrative Settlement Agreement and Order on Consent for Interim Removal Action with the EPA for the investigation and remediation of these eight mines. Effective July 8, 2022, we entered into a First Modification of Original Administrative Settlement Agreement and Order on Consent for the performance of Engineering Evaluations and Cost Analyses (EE/CAs) of potential remedial options at each of the mines.
In August 2025, EnPro Holdings completed and submitted draft EE/CAs for the two priority mines located in the Cameron Chapter to the EPA for review. The EE/CAs evaluated multiple remedial alternatives, including consolidating and capping mining wastes onsite (the low end of reasonably likely cost) and excavating and transporting mining waste to an off-site “regional repository” location (the high end of reasonably likely cost). Based on the evaluation criteria applied in the EE/CAs, the Company ranked consolidating and capping mining wastes on site as the most preferred option at each of the two priority mines.
In June 2026, the EPA informed the Company that it is likely to recommend a remedial alternative requiring the excavation and off-site disposal of mine waste from the two priority mines and identified policy considerations the agency is incorporating into its review of all mine sites within the Navajo Nation that favor off-site disposal alternatives over capping material in place. The Company’s reserve reflects all information currently available, including extensive discussions with the EPA regarding potential remedial approaches for the two priority mine sites and preliminary discussions regarding potential remedial alternatives for the remaining six non-priority mine sites, which remain in the investigation phase. As of June 30, 2026, our reserve for this site was $36.4 million, reflecting a $25.2 million increase from the reserve of $11.3 million at March 31, 2026.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from these mines. Based on current reserve amounts, we expect future contributions of $12.7 million from the U.S. government towards remediation of these mines based on the $36.4 million reserve at June 30, 2026, an increase of $9.2 million from the amount based on the reserve at March 31, 2026. This amount is included in other assets in the accompanying consolidated balance sheet at June 30, 2026.
GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 19 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and groundwater at the site. Our reserve at June 30, 2026 for the site was $2.7 million. This reserve is based on currently available facts about the site and may be revised as investigation of the site continues.
Water Valley
In connection with manufacturing operations of a former division of EnPro Holdings, the Company has been implementing and managing a solution to clean trichloroethylene ("TCE") soil and groundwater contamination at a location in Water Valley, Mississippi (the “Water Valley Facility”). A corporate predecessor of EnPro Holdings operated the Water Valley Facility from 1972 through 1996. By 1987, TCE was no longer used at the Water Valley Facility. In 1996, Enpro Holdings’ corporate predecessor sold the division, including the Water Valley Facility, to BorgWarner prior to Enpro's formation in 2002. In 2021, BorgWarner sold the Water Valley Facility to Solero Technologies, which currently operates it.
On June 4, 2024, eight former employees at the Water Valley Facility filed a complaint in the United States District Court, Northern District of Mississippi (the “Federal Court”) against Enpro Inc., EnPro Holdings and two manufacturers of TCE or equipment that uses TCE alleging personal injury, nuisance, and other claims related to alleged exposure to TCE. On March 31, 2025, in response to an order of the Federal Court issued on March 17, 2025 dismissing the former employees’ occupational exposure related claims with prejudice based upon the exclusivity of the Mississippi Workers' Compensation Act and identifying defects in the remaining claims, the eight former employees filed an amended complaint with the Federal Court re-alleging certain of their remaining claims. On February 23, 2026, these eight plaintiffs filed a notice of voluntary dismissal without prejudice with the Federal Court with respect to these remaining claims against all defendants, including Enpro Inc. and Enpro Holdings, terminating that proceeding.
Since that dismissal, seventeen lawsuits have been filed in Yalobusha County Circuit Court in Mississippi (the “Mississippi State Court Proceedings”) by a combined total of 635 plaintiffs, including 609 alleged former employees at the Water Valley Facility or family members of alleged deceased former employees. Twelve of these Mississippi State Court Proceedings, with a total of 481 plaintiffs, did not name any Enpro entities or subsequent operators of the Water Valley Facility as defendants. Instead, they sued the two alleged manufacturers of TCE or equipment that used TCE named in the above-described Federal Court, and two individual consultants and six consulting and construction firms alleged to have performed environmental investigation or remediation work at the Water Valley Facility. The claims filed in these twelve lawsuits include product liability, negligence and wrongful death claims based on alleged occupational exposure to TCE at the Water Valley Facility and/or alleged exposure to TCE while working and/or living in the Water Valley community. The five remaining lawsuits included in the Mississippi State Court Proceedings were filed by 154 plaintiffs and are substantially similar to the other twelve lawsuits, except that they add the Company and certain of its affiliates, Enpro Holdings, OldCo LLC and Coltec, Inc., as well as Goodrich Corporation, as defendants and assert public nuisance and negligence claims against the Company and these additional defendants. In addition, one of the consulting firm defendants has tendered the defense of, and requested indemnification from, the Company with respect to all seventeen Mississippi State Court Proceedings, including the twelve proceedings in which no Enpro entity has been named as a defendant.
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
Given the early stage of these pending legal proceedings, Enpro cannot estimate a range of reasonably possible outcomes of the pending workers' compensation petitions, or any other potential lawsuits or claims based on similar allegations. Enpro had not accrued reserves for such legal proceedings at June 30, 2026. We have notified relevant workers' compensation and general liability insurers of the claims and petitions described above.
Our reserve at June 30, 2026 for the Water Valley Facility for ongoing cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system was $7.1 million.
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
In addition to the ongoing operation of a “pump and treat” groundwater remediation system, the reserves for the Pine Bluff Site include projected costs for implementing in situ chemical reduction to further address groundwater contamination; evaluating whether the groundwater plume may be affecting indoor air quality within on-site structures and, if necessary, mitigating any confirmed vapor intrusion; conducting additional investigation and monitoring of off-site impacts; and continuing to address PCB oil impacts to on‑site soils. Our reserve at June 30, 2026 for the site was $5.9 million.
Other Environmental
In addition to the five sites discussed above, we have additional reserves of $11.6 million for the remaining sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at June 30, 2026.

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
Changes in the product warranty liability for the six months ended June 30, 2026 and 2025 are as follows:

(in millions)	2026	2025
Balance at beginning of year	$3.5	$5.7
Net charges to expense	0.2	0.2
Settlements made	(0.6)	(1.0)
Balance at end of period	$3.1	$4.9
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
Highlights. Financial highlights for the quarters and six months ended June 30, 2026 and June 30, 2025 are as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Net sales	$338.8	$288.1	$641.8	$561.3
Net income	$27.1	$26.4	$54.5	$50.9
Diluted earnings per share	$1.27	$1.25	$2.55	$2.40
Adjusted net income[1]	$53.5	$43.1	$99.1	$83.4
Adjusted diluted earnings per share[1]	$2.50	$2.03	$4.64	$3.93
Adjusted EBITDA [1]	$86.9	$71.1	$163.3	$138.9
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Results of Operations

	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Sales
Sealing Technologies	$216.2	$187.5	$415.2	$367.1
Advanced Surface Technologies	122.9	100.9	227.1	194.7
	339.1	288.4	642.3	561.8
Intersegment sales	(0.3)	(0.3)	(0.5)	(0.5)
Net sales	$338.8	$288.1	$641.8	$561.3

Net income	$27.1	$26.4	$54.5	$50.9

Adjusted Segment EBITDA
Sealing Technologies	$71.7	$63.3	$136.3	$122.0
Advanced Surface Technologies	29.4	19.8	53.7	40.3
Total Adjusted Segment EBITDA	$101.1	$83.1	$190.0	$162.3

Reconciliations of Net Income to Adjusted Segment EBITDA
Net income	27.1	26.4	$54.5	$50.9
Income tax expense	(5.8)	(9.1)	(12.3)	(16.9)
Income before income taxes	32.9	35.5	66.8	67.8
Acquisition expenses	0.4	0.3	1.4	0.5
Amortization of the fair value adjustment to acquisition date inventory	0.1	—	3.3	—
Restructuring expense (income), net	0.1	(0.2)	0.1	0.5
Depreciation and amortization expense	27.1	25.2	54.6	50.4
Corporate expenses	15.7	12.1	29.4	23.4
Interest expense, net	8.3	7.5	17.1	15.5
Other expense	16.5	2.7	17.3	4.2
Adjusted Segment EBITDA	$101.1	$83.1	$190.0	$162.3
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition expenses, restructuring costs, net of gains on restructuring-related sales of assets, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Corporate expenses include general corporate administrative costs. Corporate expenses also include $1.5 million and $2.7 million of restructuring expense for the quarters and six months ended June 30, 2026, respectively. Segment non-operating expenses and income, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
Other expense in the table above represents other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.

Second Quarter of 2026 Compared to the Second Quarter of 2025
Sales of $338.8 million in the second quarter of 2026 increased 17.6% from $288.1 million last year. The following table summarizes the impact of foreign currency on segment sales:

Sales	Percent Change Quarter Ended June 30, 2026 vs. Quarter Ended June 30, 2025
	Organic	Acquisitions	Foreign Currency	Total
Enpro Inc.	10.9%	5.7%	1.0%	17.6%
Sealing Technologies	5.0%	8.8%	1.5%	15.3%
Advanced Surface Technologies	21.8%	—%	—%	21.8%

Discussion of year-over-year operating performance for each segment for the second quarter of 2026:

Sealing Technologies. Sales of $216.2 million in the second quarter of 2026 increased 15.3% compared to $187.5 million last year. Excluding foreign exchange translation ($2.9 million) and contribution from acquisitions completed in the fourth quarter of 2025 ($16.4 million), sales were up 5.0%, or $9.4 million. Pricing and mix ($6.4 million) and strength in aerospace, general industrial in North America and Asia, and compositional analysis applications were offset in part by continued demand weakness in commercial vehicle OEM sales, and slow European general industrial and food and biopharmaceutical demand.

Adjusted Segment EBITDA of $71.7 million in the second quarter of 2026 increased 13.3% from $63.3 million in the third quarter of 2025. Segment AEBITDA margin narrowed 60 basis points to 33.2% in the second quarter of 2026 from 33.8% last year. Excluding foreign exchange translation ($0.9 million) and contribution from acquisitions completed in the fourth quarter of 2025 ($5.0 million), adjusted Segment EBITDA increased 3.8%, or $2.4 million. Pricing and volume gains were partially offset by higher headcount and personnel-related costs supporting growth initiatives ($2.9 million).

Advanced Surface Technologies. Sales of $122.9 million in the second quarter of 2026 increased 21.8% or $22.0 million compared to sales of $100.9 million in last year's second quarter. Acceleration in precision cleaning solutions, increased demand for critical semiconductor tools and assemblies, and growth in optical coatings drove the increase in sales.

In AST, adjusted Segment EBITDA of $29.4 million in the second quarter of 2026 increased 48.5% from $19.8 million compared to last year. Segment AEBITDA margin increased to 23.9%, or 430 basis points compared to 19.6% last year. Contribution from the increase in sales, and, to a lesser extent, favorable transactional foreign exchange ($2.6 million) driven mainly by losses in the prior year were partially offset by increased personnel costs to meet strong demand schedules ($2.6 million) as well as increased incentive compensation accruals driven by the strong year-over-year segment performance.

Corporate expenses for the second quarter of 2026 of $15.7 million increased $3.6 million compared to the same period in 2025, primarily due to $1.3 million of higher restructuring costs and increased incentive compensation accruals of $2.4 million.

Interest expense, net in the second quarter of 2026 increased by $0.8 million from the second quarter of 2025 primarily driven by a higher average outstanding debt balance in 2026.

Other expense in the second quarter of 2026 increased $13.8 million compared to last year, driven primarily by net environmental reserve adjustments ($16.8 million), partially offset by a loss on extinguishment of debt in 2025 ($1.7 million) and lower non-service pension related costs ($0.7 million) driven by the U.S. pension plan termination completed in late 2025.
The effective tax rates for the quarters ended June 30, 2026 and 2025 were 17.6% and 25.5%, respectively. The effective tax rate for the second quarter ended June 30, 2026 is lower than the usual U.S. Federal tax rate primarily driven by additional tax benefit related to share-based payments and adjustments to uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the quarter ended June 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings, partially offset by various tax credits.

Net income was $27.1 million, or $1.27 per share, in the second quarter of 2026 compared to $26.4 million, or $1.25 per share, in the second quarter of 2025. Earnings per share is expressed on a fully diluted basis.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025
Sales of $641.8 million in the first six months of 2026 increased 14.3% from $561.3 million last year. The following table summarizes the impact of two acquisitions completed in the fourth quarter of 2025 and foreign currency on segment sales:

Sales	Percent Change Six Months Ended June 30, 2026 vs. Six Months Ended June 30, 2025
	Organic	Acquisitions	Foreign Currency	Total
Enpro Inc.	7.3%	5.5%	1.5%	14.3%
Sealing Technologies	2.4%	8.4%	2.3%	13.1%
Advanced Surface Technologies	16.6%	—%	—%	16.6%

Discussion of year-over-year operating performance for each segment for the first six months of 2026:
Sealing Technologies: Sales of $415.2 million in the first half of of 2026 increased 13.1% compared to $367.1 million last year. Excluding favorable foreign exchange translation ($8.6 million) and contribution from acquisitions completed in the fourth quarter of 2025 ($30.8 million), sales were up 2.4%, or $8.7 million. Pricing and mix ($12.4M) and strength in aerospace, nuclear, domestic general industrial, and compositional analysis applications, along with strategic pricing gains were offset in part by continued weak demand in commercial vehicle OEM sales, tepid demand in European general industrial and food and biopharmaceutical markets.
Adjusted Segment EBITDA of $136.3 million in the first half of 2026 increased 11.7%, or $14.3 million, from $122.0 million last year. Adjusted Segment EBITDA margin of 32.8% in the first six months of 2026 was relatively flat compared to last year. Excluding the favorable foreign exchange translation ($3.0 million) and contribution from acquisitions completed in the fourth quarter of 2025 ($8.2 million), Adjusted Segment EBITDA increased 2.5%, or $3.1 million. Favorable pricing and mix offset slightly lower sales volume and higher headcount and personnel-related costs supporting growth initiatives ($3.7 million).
Advanced Surface Technologies: Sales of $227.1 million in the first six months of 2026 increased 16.6%, or $32.4 million, compared to $194.7 million last year, reflecting strong precision cleaning solutions demand, increased demand for semiconductor tools and assemblies, and growth in our optical coatings
Adjusted Segment EBITDA of $53.7 million in the first half of 2026 increased 33.3%, or $13.4 million, from $40.3 million last year. Adjusted Segment EBITDA margin of 23.6% widened 290 basis points from 20.7% last year, driven primarily by increase in sales and, to a lesser extent, favorable transactional foreign exchange ($3.0 million) driven mainly by losses in the prior year, offset in part by higher headcount and personnel-related costs supporting improved demand schedules ($3.1 million) and improved segment performance driving higher incentive compensation accruals.
Corporate expenses for the first six months of 2026 of $29.4 million increased $6.0 million compared to last year primarily due to $2.6 million of higher restructuring costs and increased incentive compensation accruals ($3.4 million).
Interest expense, net in the first six months of 2026 increased by $1.6 million compared to the first six months of 2025 primarily driven by a higher average outstanding debt balance in 2026.
Other expense in the first six months of 2026 increased $13.1 million compared to the same period last year, driven primarily by net environmental reserve adjustments ($16.8 million), partially offset by loss on extinguishment of debt costs in 2025 ($1.7 million) and lower non-service pension related costs ($1.4 million).
The effective tax rates for the six months ended June 30, 2026 and 2025 were 18.4% and 24.9%, respectively. The effective tax rate for the six months ended June 30, 2026 is lower than the U.S. Federal tax rate primarily driven by additional tax benefit related to share-based payments and adjustments to uncertain tax positions, partially offset by higher tax rates in most foreign jurisdictions. The effective tax rate for the six months ended June 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by various tax credits.

Net income was $54.5 million, or $2.55 per share, in the first six months of 2026 compared to $50.9 million, or $2.40 per share, in the first six months of 2025. Earnings per share is expressed on a diluted basis.

Backlog

As of June 30, 2026, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $432.2 million. Approximately 95% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance due to shorter lead times for our leading-edge aftermarket or recurring solutions across both segments and some seasonality.

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
As of June 30, 2026, we held $10.0 million of cash and cash equivalents in the United States and $67.0 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings. In the first six months of 2026, we transferred $60.0 million from our foreign subsidiaries to their U.S. parent entity via an intercompany loan, and the funds were used to partially pay down the outstanding balance on our revolving credit facility.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries have already been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code (“IRC”). We do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first six months of 2026, we repatriated $21.1 million of foreign earnings. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities provided $90.9 million of cash in the first six months of 2026 and $73.2 million of cash in the first six months of 2025. The year-over-year increase was primarily driven by higher adjusted net income and lower cash tax payments in 2026 than in the prior year.
Investing activities used $26.0 million of cash in the first six months of 2026 compared to $19.6 million of cash used in investing activities in the first six months of last year driven primarily by higher cash capital expenditures in the first six months of 2026, partially offset by the redemption of short term investments in 2026.
Financing activities used $102.0 million of cash in the first six months of 2026 compared to $194.9 million in the first six months of 2025. The decrease was driven primarily by higher net repayments of debt in 2025.
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
Availability and Compliance. The borrowing availability under our Revolving Credit Facility at June 30, 2026 was $660.2 million after giving consideration to $9.8 million of outstanding letters of credit and $130.0 million of outstanding borrowings. We were in compliance with all covenants of the Amended Credit Facility Agreement as of June 30, 2026.
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
At June 30, 2026, we were in compliance with all of the covenants of the indenture governing the Senior Notes.
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
A reconciliation of (i) net income to adjusted net income, including on a per share basis, and (ii) net income to adjusted EBITDA for the quarters and six months ended June 30, 2026 and 2025 as set forth below.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Quarters Ended June 30,
	2026				2025
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$27.1	21.4	$1.27		$26.4	21.2	$1.25
Income tax expense	5.8				9.1
Income before income taxes	32.9				35.5

Adjustments from selling, general, and administrative:
Acquisition expenses	0.4				0.3
Amortization of acquisition-related intangible assets	19.9				19.1
Adjustments from other operating expense and cost of sales:
Restructuring expense (income), net	1.5				(0.1)
Amortization of the fair value adjustment to acquisition date inventory	0.1				—
Adjustments from other non-operating expense:
Environmental reserve adjustment	16.1				—
Costs associated with previously disposed businesses	0.1				0.4
Pension expense - non-service cost	0.1				0.8
Loss on extinguishment of debt	—				1.7
Reversal of an indemnification asset receivable[1]	0.9				0.5
Gain on pension settlement[2]	(0.9)				—
Other adjustments:
Other	0.3				(0.7)
Adjusted income before income taxes	71.4				57.5
Adjusted income tax expense	(17.9)				(14.4)
Adjusted net income	$53.5	21.4	$2.50	2	$43.1	21.2	$2.03	2

	Six Months Ended June 30,
	2026				2025
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$54.5	21.4	$2.55		$50.9	21.2	$2.40
Income tax expense	12.3				16.9
Income before income taxes	66.8				67.8

Adjustments from selling, general, and administrative:
Acquisition expenses	1.4				0.5
Amortization of acquisition-related intangible assets	40.6				38.1
Adjustments from other operating expense and cost of sales:
Restructuring expense (income), net	2.7				0.6
Amortization of the fair value adjustment to acquisition date inventory	3.3				—
Adjustments from other non-operating expense:
Environmental reserve adjustment	16.1				—
Costs associated with previously disposed businesses	0.7				0.6
Pension expense - non-service cost	0.3				1.6
Loss on extinguishment of debt	—				1.7
Reversal of an indemnification asset receivable[1]	0.9				0.5
Gain on pension settlement[2]	(0.9)				—
Other adjustments:
Other	0.3				(0.3)
Adjusted income before income taxes	132.2				111.1
Adjusted income tax expense	(33.1)				(27.7)
Adjusted net income	$99.1	21.4	$4.64	3	$83.4	21.2	$3.93	3

1In connection with the acquisition of LeanTeq in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2026 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for quarter and six months ended June 30, 2026 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.

2The termination and settlement process for our defined benefit pension plan in the United States was substantially completed in the fourth quarter of 2025, resulting in the recognition of a non-cash settlement loss to recognize actuarial losses previously deferred in accumulated other comprehensive income on our consolidated balance sheet. In the second quarter of 2026, the annuity purchase to terminate the plan was finalized, which resulted in funds being credited back to residual pension assets. This resulted in a partial offset to the settlement loss recorded in 2025.
3Adjusted diluted earnings per share.

The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0%.

Reconciliation of Net Income to Adjusted EBITDA

	Quarters Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2026	2025	2026	2025
Net income	$27.1	$26.4	$54.5	$50.9

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	8.3	7.5	17.1	15.5
Income tax expense	5.8	9.1	12.3	16.9
Depreciation and amortization expense	27.1	25.2	54.6	50.4
Restructuring expense (income), net	1.5	(0.1)	2.7	0.6
Environmental reserve adjustments	16.1	—	16.1	—
Costs associated with previously disposed businesses	0.1	0.4	0.7	0.6
Acquisition expenses	0.4	0.3	1.4	0.5
Pension expense - non-service cost	0.1	0.8	0.3	1.6
Amortization of the fair value adjustment to acquisition date inventory	0.1	—	3.3	—
Loss on extinguishment of debt	—	1.7	—	1.7
Reversal of an indemnification asset receivable[1]	0.9	0.5	0.9	0.5
Gain on pension settlement[2]	(0.9)	—	(0.9)	—
Other	0.3	(0.7)	0.3	(0.3)
Adjusted EBITDA	$86.9	$71.1	$163.3	$138.9

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the Indenture.

1In connection with the acquisition of LeanTeq in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2026 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for quarter and six months ended June 30, 2026 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.

2The termination and settlement process for our defined benefit pension plan in the United States was substantially completed in the fourth quarter of 2025, resulting in the recognition of a non-cash settlement loss to recognize actuarial losses previously deferred in accumulated other comprehensive income on our consolidated balance sheet. In the second quarter of 2026, the annuity purchase to terminate the plan was finalized, which resulted in funds being credited back to residual pension assets. This resulted in a partial offset to the settlement loss recorded in 2025.
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
Foreign Currency Risk
We are exposed to foreign currency risks that arise from normal business operations. These risks include the translation of local currency balances on our foreign subsidiaries’ balance sheets, intercompany loans with foreign subsidiaries and transactions denominated in foreign currencies. We strive to control our exposure to these risks through our normal operating activities and, where appropriate, through derivative instruments. We periodically enter into contracts to hedge forecasted transactions that are denominated in foreign currencies. As part of our regular practice, we entered into a forward contract to hedge a 95 million Euro exposure on an intercompany note agreement related to proceeds from the sale of our former GGB business, allocated to foreign subsidiaries. As a result of this note, due to the changes in the foreign exchange rate, we recorded a loss of $0.4 million in the first quarter of 2025. This intercompany note and the corresponding foreign exchange contracts were both settled in March 2025. In February 2026, we executed a new intercompany note agreement. Beginning that month, we entered into forward contracts of 19.0 million Euro and $23.4 million to hedge exposures related to the note.
The earnings impact of these foreign exchange contract are recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In May 2019, we entered into cross-currency swap agreements with an aggregate notional amount of $100.0 million to manage foreign currency risk by effectively converting a portion of the interest payments related to our fixed-rate USD-denominated Senior Notes, including the semi-annual interest payments thereunder, to interest payments on fixed-rate Euro-denominated debt of 89.6 million Euro with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. These swap agreements were scheduled to mature on October 15, 2026.
In June 2026, we elected to terminate and settle the Swap agreements prior to their contractual maturity date of October 15, 2026. Upon settlement, we paid the counterparty approximately $1.8 million, representing the fair value of the Swap agreements at the settlement date, and the Swap agreements were extinguished. Amounts previously recorded in accumulated other comprehensive income as part of the net investment hedge will remain in equity until the related foreign operations are substantially liquidated or otherwise disposed of, consistent with the accounting treatment for net investment hedges. Following the settlement, we no longer have any outstanding obligations or rights under the Swap agreements. The cash payment associated with the June 2026 settlement of the Swap agreements of $1.8 million is included in investing activities in the Consolidated Statements of Cash Flows.
During the term of the Swap agreements, we received semi-annual payments from the counterparties due to the difference between the interest rate on a notional amount the Senior Notes due 2026 and the interest rate on the Euro debt underlying the Swap agreements. There was no principal exchange at the inception of the arrangement.
We designated the Swap agreements as qualifying hedging instruments and accounted for them as a net investment hedge. The gains and losses resulting from fair value adjustment to the Swap agreements, excluding interest accruals related to the above receipts, have been recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap agreements are effective in hedging the designated risk. Interest-related cash flows related to the Swap agreements are included in operating activities in the Consolidated Statements of Cash Flows.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2026.

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2026	—		—		—	$50,000,000	(1)
May 1 - May 31, 2026	—		—		—	$50,000,000	(1)
June 1 - June 30, 2026	252	(2)	$375.13	(2)	—	$50,000,000	(1)
Total	252	(2)	$375.13	(2)	—	$50,000,000	(1)
(1)In October 2024, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026. We have not made any repurchases under this authorization.

(2)In June 2026, a total of 252 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 34 shares were valued at a price of $363.62 per share, the closing trading price of our common stock on June 17, 2026, and 218 of these shares were valued at a price of $376.93 per share, the closing trading price of our common stock on June 30, 2026. Accordingly, the total 252 shares were valued at a weighted average price of $375.13 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.
During the quarter ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 4th day of August, 2026.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, Chief Administrative Officer and General Counsel

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer