Form 10-Q
period 2026-09-30
Enpro Inc.
filed 2026-11-03
CIK 1164863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________________
FORM 10-Q
 _________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 23, 2026, there were 21,172,633 shares of common stock of the registrant outstanding, which does not include 173,172 shares of common stock held by a subsidiary of the registrant and accordingly are not entitled to be voted. There is only one class of common stock.

PART I
FINANCIAL INFORMATION
 Item 1.    Financial Statements
ENPRO INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in millions, except per share amounts)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$350.8	$286.6	$992.6	$847.9
Cost of sales	197.6	166.4	560.4	484.7
Gross profit	153.2	120.2	432.2	363.2
Operating expenses:
Selling, general and administrative	89.4	78.9	264.5	233.8
Other	0.5	0.4	3.3	1.0
Total operating expenses	89.9	79.3	267.8	234.8
Operating income	63.3	40.9	164.4	128.4
Interest expense	(8.7)	(6.9)	(26.8)	(25.1)
Interest income	0.5	0.5	1.5	3.2
Other expense	(0.6)	(2.4)	(17.9)	(6.6)
Income before income taxes	54.5	32.1	121.2	99.9
Income tax expense	(14.2)	(10.5)	(26.4)	(27.4)
Net income	40.3	21.6	$94.8	$72.5
Comprehensive income	$43.3	$26.3	$98.3	$101.1

Basic earnings per share	$1.90	$1.03	$4.49	$3.45
Diluted earnings per share	$1.88	$1.01	$4.44	$3.41

See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Nine Months Ended September 30, 2026 and 2025
(in millions)

	2026	2025
OPERATING ACTIVITIES
Net income	$94.8	$72.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20.3	18.2
Amortization	61.7	57.4
Deferred income taxes	(1.7)	(1.7)
Stock-based compensation	13.7	10.5
Environmental reserve charges	16.1	—
Other non-cash adjustments	4.7	7.1
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(40.8)	(19.7)
Inventories	(33.8)	0.6
Accounts payable	21.7	(2.8)
Other current assets and liabilities	19.7	(8.0)
Other non-current assets and liabilities	(3.6)	4.4
Net cash provided by operating activities	172.8	138.5
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39.9)	(29.8)
Payments for capitalized internal-use software	(3.7)	(3.8)
Redemption of short-term investments	3.4	—
Acquisitions, net of cash acquired	0.8	—
Payments for settlements of derivative contracts	(1.8)	—
Other	1.1	0.9
Net cash used in investing activities	(40.1)	(32.7)
FINANCING ACTIVITIES
Proceeds from debt	—	680.0
Repayments of debt	(135.2)	(871.6)
Debt issuance costs	—	(8.0)
Dividends paid	(20.6)	(19.7)
Incentive plan activity	(8.4)	(1.6)
Net cash used in financing activities	(164.2)	(220.9)
Effect of exchange rate changes on cash and cash equivalents	0.2	11.7
Net decrease in cash and cash equivalents	(31.3)	(103.4)
Cash and cash equivalents at beginning of period	114.7	236.3
Cash and cash equivalents at end of period	$83.4	$132.9
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18.7	$19.1
Income taxes, net of refunds	$19.8	$33.6
Non-cash investing and financing activities:
Non-cash acquisitions of property, plant, and equipment	$6.1	$4.9
Non-cash acquisitions of capitalized internal-use software	$1.6	$1.4
See notes to consolidated financial statements (unaudited).

ENPRO INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in millions, except share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$83.4	$114.7
Accounts receivable, net	173.7	134.1
Inventories	186.4	153.8
Prepaid expenses and other current assets	38.6	35.1
Total current assets	482.1	437.7
Property, plant and equipment, net	234.9	221.5
Goodwill	1,066.6	1,064.8
Other intangible assets, net	763.5	823.5
Other assets	129.1	115.5
Total assets	$2,676.2	$2,663.0
LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$0.2	$0.2
Accounts payable	87.9	71.6
Accrued expenses	139.7	116.9
Total current liabilities	227.8	188.7
Long-term debt	520.5	655.1
Deferred taxes	142.3	143.4
Other liabilities	157.7	131.9
Total liabilities	1,048.3	1,119.1
Commitments and contingent liabilities
Shareholders’ equity
Common stock – $.01 par value; 100,000,000 shares authorized; issued 21,345,678 shares in 2026 and 21,240,597 shares in 2025	0.2	0.2
Additional paid-in capital	339.4	333.3
Retained earnings	1,264.1	1,189.7
Accumulated other comprehensive income	25.4	21.9
Common stock held in treasury, at cost – 173,345 shares in 2026 and 174,546 shares in 2025	(1.2)	(1.2)
Total shareholders’ equity	1,627.9	1,543.9
Total liabilities and equity	$2,676.2	$2,663.0

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

During the nine months ended September 30, 2026, Enpro finalized the annuity purchase to terminate the plan and completed the pension trust settlement process, which resulted in the return of residual pension assets and excess trust funds to the Company. These transactions generated favorable adjustments of $0.3 million and $1.2 million for the quarter and nine months ended September 30, 2026, respectively, that partially offset the settlement loss recognized in 2025.

2.    Acquisitions
On October 8, 2025, Enpro acquired all of the equity of Overlook Industries, Inc. ("Overlook"). Overlook, located in Easthampton, Massachusetts, specializes in the design and fabrication of single-use technologies and other critical componentry for biopharmaceutical production processes.
On November 14, 2025, Enpro acquired all of the equity interests in AlpHa Measurement Holdings, LLC (“AlpHa”). AlpHa, together with its wholly-owned direct and indirect subsidiaries (i) VL Acquisition Co., a Delaware corporation, (ii) AlpHa Measurement Solutions, LLC, a Texas limited liability company, (iii) Aurora Scientific Instruments (Shanghai) Co., Ltd., a company organized under the Laws of the PRC, and (iv) VATCO, LLC, a Texas limited liability company, is a Houston, Texas-based leading provider of liquid analytical sensing technologies and instrumentation for the measurement of key parameters for liquid processes. AlpHa and its subsidiaries serve customers across a diverse set of end-markets, including industrial process control, water and wastewater, laboratory, and environmental monitoring.
In 2025, we paid $273.9 million, net of cash acquired, for the acquisitions of Overlook and AlpHa. The purchase prices of Overlook and AlpHa were allocated to the assets acquired and liabilities assumed based on their estimated fair values as of their respective acquisition dates. In the first half of 2026, we received $0.8 million from the sellers of these businesses in final settlement of net working capital acquired as compared to amounts agreed upon in the purchase agreement for each company. This receipt is reflected in investing activities on our Consolidated Statement of Cash Flows.
The excess of the purchase price over the estimated fair value of the identifiable assets acquired less the liabilities assumed is reflected as goodwill, which is attributable primarily to the value of the workforce and the ongoing operations of the business. Goodwill recorded as part of the purchases was 159.6 million, of which we expect approximately 32% is tax deductible given the structure of the transactions. Inventory acquired included an adjustment to fair value of $5.4 million. The unamortized balance of the inventory fair value adjustment at December 31, 2025 of $3.3 million was amortized to cost of goods sold during the six months ended June 30, 2026.
We will continue to evaluate the purchase price allocation of these acquisitions, including the value of intangible assets and income tax assets, and liabilities and adjust this allocation as appropriate. The allocation of purchase price was revised during the first nine months of 2026 primarily to decrease acquired net working capital by $1.4 million in total, with an offsetting $1.4 million increase to goodwill. The following table represents the preliminary allocation of purchase price as of September 30, 2026:

(in millions)
Accounts receivable	$7.7
Inventories	16.3
Property, plant, and equipment	3.8
Goodwill	159.6
Other intangible assets	107.8
Other assets	10.8
Deferred income taxes	(15.9)
Other liabilities	(17.0)
$273.1

The following unaudited pro forma condensed consolidated financial results of operations for the quarter and nine months ended September 30, 2025 are presented as if the acquisitions had been completed prior to 2025:

	Quarter Ended September 30,	Nine Months Ended September 30,
	2025	2025
	(in millions)
Pro forma net sales	$301.9	$891.3
Pro forma net income	$22.4	$72.4
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
The effective tax rates for the quarters ended September 30, 2026 and 2025 were 25.9% and 32.6%, respectively. The effective tax rate for the quarter ended September 30, 2026 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings. The effective tax rate for the quarter ended September 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings, as well as unfavorable adjustments resulting from the completion of the 2024 year-end U.S Federal income tax return.
The effective tax rates for the nine months ended September 30, 2026 and 2025 were 21.8% and 27.4%, respectively. The effective tax rate for the nine months ended September 30, 2026 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings partially offset by additional tax benefit related to share-based payments and adjustments to uncertain tax positions. The effective tax rate for the nine months ended September 30, 2025 is higher than the U.S. Federal tax rate primarily driven by higher tax rates in most foreign jurisdictions and state tax on domestic earnings, as well as unfavorable adjustments resulting from the completion of the 2024 year-end U.S. Federal income tax return.
The Organization for Economic Co-operation and Development (the “OECD”) introduced a framework to implement a global minimum corporate tax of 15%, referred to as Pillar Two, effective for tax years beginning in 2024. While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have enacted legislation to adopt Pillar Two. The adoption of Pillar Two had no impact on our income tax expense for the nine months ended September 30, 2026 or the nine months ended September 30, 2025 and we expect there to be minimal impact, if any, in future periods. Any impact would be accounted for as a period cost in the period in which it is incurred.
On July 4, 2025, the U.S. enacted into law H.R. 1, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (“The Act”), commonly referred to as “The One Big Beautiful Bill Act.” The Act contains several key tax provisions impacting businesses, including the permanent reinstatement of 100 percent bonus depreciation for qualified property and the restoration of immediate expensing of domestic research and experimental expenditures. The Act also modifies the business interest deduction limitation, as well as several core international tax provisions. Provisions of H.R. 1 effective in 2026 had a favorable impact on the Company’s effective tax rate and Federal cash tax payments for the nine months ended September 30, 2026.

4.    Earnings Per Share

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Numerator (basic and diluted):
Net income	$40.3	$21.6	$94.8	$72.5
Denominator:
Weighted-average shares – basic	21.2	21.1	21.1	21.0
Share-based awards	0.2	0.2	0.3	0.2
Weighted-average shares – diluted	21.4	21.3	21.4	21.2
Earnings per share:
Basic	$1.90	$1.03	$4.49	$3.45
Diluted	$1.88	$1.01	$4.44	$3.41

5.    Inventories

	September 30, 2026	December 31, 2025
	(in millions)
Finished products	$54.1	$53.2
Work in process	55.3	37.2
Raw materials	77.0	63.4
Total inventories	$186.4	$153.8

6.    Goodwill and Other Intangible Assets
The changes in the net carrying value of goodwill by reportable segment for the nine months ended September 30, 2026 are as follows:

	Sealing Technologies	Advanced Surface Technologies	Total
	(in millions)
Goodwill as of December 31, 2025	$532.6	$532.2	$1,064.8
Purchase accounting adjustments	1.3	—	1.3
Foreign currency translation	0.5	—	0.5
Goodwill as of September 30, 2026	$534.4	$532.2	$1,066.6

The goodwill balances reflected above at September 30, 2026 are net of accumulated impairment losses of $27.8 million for the Sealing Technologies segment and $126.0 million for the Advanced Surface Technologies segment.

Identifiable intangible assets are as follows:

	September 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in millions)
Definite-Lived:
Customer relationships	$559.8	$254.2	$568.7	$241.0
Existing technology	611.3	220.2	596.8	186.9
Trademarks	80.3	46.3	80.5	41.9
Other	16.8	14.8	18.3	15.9
	1,268.2	535.5	1,264.3	485.7
Indefinite-Lived:
In-process research and development	—	—	14.0	—
Trademarks	30.9	—	30.9	—
Total	$1,299.1	$535.5	$1,309.2	$485.7
Amortization for the quarters and nine months ended September 30, 2026 and 2025 was $20.2 million, $18.8 million, $60.9 million, and $56.9 million, respectively.
In the third quarter of 2026, we commenced sales on the product line associated with the assets previously classified as indefinite-lived in-process research and development in our Sealing Technologies segment. These assets were acquired in our purchase of Advanced Micro Instruments ("AMI") in 2024. As a result, we have reclassified these assets to amortizing existing technology intangibles as of September 30, 2026 and began amortizing them during the quarter over a 15-year useful life.
7.    Accrued Expenses

	September 30, 2026	December 31, 2025
	(in millions)
Salaries, wages and employee benefits	$62.6	$52.4
Interest	9.5	3.1
Environmental	6.1	7.9
Income taxes	17.8	8.5
Taxes other than income taxes	5.8	5.8
Operating lease liabilities	13.4	12.7
Other	24.5	26.5
	$139.7	$116.9
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
Borrowings under the Amended Credit Facility Agreement are secured by a first-priority pledge of certain assets. The Amended Credit Facility Agreement contains certain financial covenants and required financial ratios including a maximum consolidated total net leverage ratio and a minimum consolidated interest coverage ratio as defined in the Amended Credit Facility Agreement. We were in compliance with all covenants of the Amended Credit Facility Agreement as of September 30, 2026.
The borrowing availability under our Revolving Credit Facility at September 30, 2026 was $715.2 million after giving consideration to $9.8 million of outstanding letters of credit and $75.0 million of outstanding borrowings.
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
We were in compliance with all of the covenants under the indenture governing the Senior Notes as of September 30, 2026.

9.    Shareholders' Equity
The quarterly changes in shareholders' equity during the nine months ended September 30, 2026 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2025	21.1	$0.2	$333.3	$1,189.7	$21.9	$(1.2)	$1,543.9
Net income	—	—	—	27.4	—	—	27.4
Other comprehensive income	—	—	—	—	2.3	—	2.3
Dividends ($0.32 per share)	—	—	—	(6.8)	—	—	(6.8)
Incentive plan activity	—	—	(4.1)	—	—	—	(4.1)
Balance, March 31, 2026	21.1	$0.2	$329.2	$1,210.3	$24.2	$(1.2)	$1,562.7
Net income	—	—	—	27.1	—	—	27.1
Other comprehensive income	—	—	—	—	(1.8)	—	(1.8)
Dividends ($0.32 per share)	—	—	—	(6.8)		—	(6.8)
Incentive plan activity	—	—	6.2	—	—	—	6.2
Balance, June 30, 2026	21.1	$0.2	$335.4	$1,230.6	$22.4	$(1.2)	$1,587.4
Net income	—	—	—	40.3	—	—	40.3
Other comprehensive income	—	—	—	—	3.0	—	3.0
Dividends ($0.32 per share)	—	—	—	(6.8)	—	—	(6.8)
Incentive plan activity	—	—	4.0	—	—	—	4.0
Balance, September 30, 2026	21.1	$0.2	$339.4	$1,264.1	$25.4	$(1.2)	$1,627.9
The quarterly changes in shareholders' equity during the nine months ended September 30, 2025 are as follows:

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
(in millions, except per share data)	Shares	Amount
Balance, December 31, 2024	21.0	$0.2	$319.4	$1,175.6	$(65.4)	$(1.2)	$1,428.6
Net income	—	—	—	24.5	—	—	24.5
Other comprehensive income	—	—	—	—	13.5	—	13.5
Dividends ($0.31 per share)	—	—	—	(6.6)	—	—	(6.6)
Incentive plan activity	—	—	1.8	—	—	—	1.8
Balance, March 31, 2025	21.0	$0.2	$321.2	$1,193.5	$(51.9)	$(1.2)	$1,461.8
Net income	—	—	—	26.4	—	—	26.4
Other comprehensive income	—	—	—	—	10.4	—	10.4
Dividends ($0.31 per share)	—	—	—	(6.5)		—	(6.5)
Incentive plan activity	—	—	4.0	—	—	—	4.0
Balance, June 30, 2025	21.0	$0.2	$325.2	$1,213.4	$(41.5)	$(1.2)	$1,496.1
Net income	—	—	—	21.6	—	—	21.6
Other comprehensive income	—	—	—	—	4.7	—	4.7
Dividends ($0.31 per share)	—	—	—	(6.6)	—	—	(6.6)
Incentive plan activity	—	—	5.3	—	—	—	5.3
Balance, September 30, 2025	21.0	$0.2	$330.5	$1,228.4	$(36.8)	$(1.2)	$1,521.1

We intend to declare regular quarterly cash dividends on our common stock, as determined by our board of directors, after taking into account our current and projected cash flows, earnings, financial position, debt covenants and other relevant factors.

In October of 2026, our board of directors declared a dividend of $0.32 per share, payable on December 16, 2026, to shareholders of record as of December 2, 2026.
Enpro’s board of directors approved a two-year share repurchase authorization in October 2026, replacing the previous $50.0 million authorization that expired in October 2026. No shares have been purchased under the prior or current repurchase authorization. Under the replacement authorization, which, other than the expiration date, is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws.
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
The accounting policies of the reportable segments are the same as those for Enpro.
Segment operating results and other financial data for the quarters and nine months ended September 30, 2026 and 2025, were as follows:

	Quarter Ended September 30, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$214.7	$136.1	$350.8
Intersegment sales	—	0.4	0.4
	214.7	136.5	351.2
Reconciliation of sales
Elimination of intersegment sales			(0.4)
Total consolidated sales			350.8

Cost of sales	(109.3)	(88.5)
Selling, general and administrative	(46.4)	(30.2)
Adjusting Items:
Acquisition expenses	0.2	—
Depreciation and amortization expense	10.7	16.5
Adjusted Segment EBITDA	$69.9	$34.3	$104.2

	Quarter Ended September 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$178.2	$108.4	$286.6
Intersegment sales	—	0.1	0.1
	178.2	108.5	286.7
Reconciliation of sales
Elimination of intersegment sales			(0.1)
Total consolidated sales			286.6

Cost of sales	(90.0)	(76.6)
Selling, general and administrative	(42.0)	(26.8)
Restructuring expense	(0.2)	—
Adjusting Items:
Acquisition expenses	2.7	—
Restructuring expense	0.2	—
Depreciation and amortization expense	8.5	16.7
Adjusted Segment EBITDA	$57.4	$21.8	$79.2

	Nine Months Ended September 30, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$629.9	$362.7	$992.6
Intersegment sales	—	0.9	0.9
	629.9	363.6	993.5
Reconciliation of sales
Elimination of intersegment sales			(0.9)
Total consolidated sales			992.6

Cost of sales	(321.1)	(240.0)
Selling, general and administrative	(140.1)	(84.9)
Adjusting Items:
Acquisition expenses	1.6	—
Amortization of fair value adjustment to acquisition date inventory	3.3	—
Restructuring expense, net	0.1	—
Depreciation and amortization expense	32.5	49.3
Adjusted Segment EBITDA	$206.2	$88.0	$294.2

	Nine Months Ended September 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Sales from external customers	$545.3	$302.6	$847.9
Intersegment sales	—	0.6	0.6
	545.3	303.2	848.5
Reconciliation of sales
Elimination of intersegment sales			(0.6)
Total consolidated sales			847.9

Cost of sales	(275.1)	(210.4)
Selling, general and administrative	(119.0)	(81.3)
Restructuring expense, net	0.2	(0.9)
Adjusting Items:
Acquisition expenses	3.2	—
Restructuring expense, net	(0.2)	0.9
Depreciation and amortization expense	25.0	50.6
Adjusted Segment EBITDA	$179.4	$62.1	$241.5

	Quarters Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Reconciliation of Income Before Income Taxes to Adjusted Segment EBITDA
Income before income taxes	$54.5	$32.1	$121.2	$99.9
Acquisition expenses	0.2	2.7	1.6	3.2
Amortization of fair value adjustment to acquisition date inventory	—	—	3.3	—
Restructuring expense	—	0.2	0.1	0.7
Depreciation and amortization expense	27.2	25.2	81.8	75.6
Corporate expenses	13.5	10.2	43.0	33.6
Interest expense, net	8.2	6.4	25.3	21.9
Other expense, net	0.6	2.4	17.9	6.6
Adjusted Segment EBITDA	$104.2	$79.2	$294.2	$241.5
In the table above, corporate expenses include general corporate administrative costs. Corporate expenses also include $0.5 million, $3.2 million, $0.1 million, and $0.2 million of restructuring expenses for the quarters and nine months ended September 30, 2026 and September 30, 2025, respectively. Expenses not directly attributable to the segments, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Sales by Geographic Area
United States	$202.4	$160.8	$567.0	$478.6
Asia Pacific	87.3	59.6	231.0	178.7
Europe	40.9	36.9	133.2	119.9
Rest of world	20.2	29.3	61.4	70.7
Total	$350.8	$286.6	$992.6	$847.9
Net sales are attributed to countries based on location of the customer.

Revenue by End Market

Due to the diversified nature of our business and the differentiated portfolio of products and solutions that we offer, we sell into a number of end markets. Underlying economic conditions within these markets are a major driver of our segments' sales performance. Below is a summary of our third-party sales by major end market with which we did business for the quarters and nine months ended September 30, 2026 and September 30, 2025:

	Quarter Ended September 30, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$23.8	$2.3	$26.1
Commercial vehicle	47.9	—	47.9
Food and pharmaceutical	21.1	—	21.1
General industrial	87.1	8.1	95.2
Oil and gas	16.5	1.5	18.0
Power generation	15.1	—	15.1
Semiconductor	3.2	124.2	127.4
Total third-party sales	$214.7	$136.1	$350.8

	Quarter Ended September 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$17.6	$4.4	$22.0
Commercial Vehicle	44.2	—	44.2
Food and pharmaceutical	18.4	—	18.4
General industrial	65.6	7.2	72.8
Oil and gas	14.8	2.1	16.9
Power generation	16.0	—	16.0
Semiconductor	1.6	94.7	96.3
Total third-party sales	$178.2	$108.4	$286.6

	Nine Months Ended September 30, 2026
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$67.4	$6.8	$74.2
Commercial vehicle	128.4	—	128.4
Food and pharmaceutical	65.5	—	65.5
General industrial	256.5	22.0	278.5
Oil and gas	50.1	4.6	54.7
Power generation	53.2	—	53.2
Semiconductor	8.8	329.3	338.1
Total third-party sales	$629.9	$362.7	$992.6

	Nine Months Ended September 30, 2025
(in millions)	Sealing Technologies	Advanced Surface Technologies	Total
Aerospace	$55.8	$12.0	$67.8
Commercial vehicle	129.5	—	129.5
Food and pharmaceutical	56.1	—	56.1
General industrial	201.2	20.6	221.8
Oil and gas	45.6	5.2	50.8
Power generation	51.4	—	51.4
Semiconductor	5.7	264.8	270.5
Total third-party sales	$545.3	$302.6	$847.9

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Capital Expenditures
Sealing Technologies	$5.0	$5.6	$20.7	$12.4
Advanced Surface Technologies	7.1	6.3	19.2	17.4
Total capital expenditures	$12.1	$11.9	$39.9	$29.8

Depreciation and Amortization Expense
Sealing Technologies	$10.8	$8.5	$32.5	$25.0
Advanced Surface Technologies	16.4	16.7	49.3	50.6
Corporate	0.2	—	0.2	—
Total depreciation and amortization	$27.4	$25.2	$82.0	$75.6

Segment assets are as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Assets
Sealing Technologies	$1,225.1	$1,210.1
Advanced Surface Technologies	1,306.1	1,287.4
Corporate	145.0	165.5
	$2,676.2	$2,663.0

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
The foreign exchange contracts were recorded at their fair market value as of September 30, 2026, with changes in market value recorded in income. The earnings impact of any foreign exchange contract that is specifically related to the purchase of inventory is recorded in cost of sales and the changes in market value of all other contracts are recorded in selling, general and administrative expense in the Consolidated Statements of Operations with the exception of our monthly forward contracts to hedge our exposure related to the intercompany notes, which are recorded in other expense, net. The balances of foreign exchange derivative assets are recorded in other current assets and the balances of foreign exchange derivative liabilities are recorded in accrued expenses in the Consolidated Balance Sheets.
In May 2019, we entered into cross currency swap agreements (the "Swap") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our then outstanding fixed-rate USD-denominated Senior Notes due 2026, including the semi-annual interest payments thereunder, to interest payments on the fixed-rate Euro-denominated debt of 89.6 million Euro with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Swap was scheduled to mature on October 15, 2026.
In June 2026, we elected to terminate and settle the Swap prior to the maturity date of October 15, 2026. Upon settlement, we paid the counterparties approximately $1.8 million, representing the fair value of the Swap at the settlement date, and the Swap was extinguished. Amounts previously recorded in accumulated other comprehensive income as part of the net investment hedge will remain in equity until the related foreign operations are substantially liquidated or otherwise disposed of, consistent with the accounting treatment for net investment hedges. Following the settlement, we no longer have any outstanding obligations or rights under the Swap. The cash payment associated with the June 2026 settlement of the Swap of $1.8 million is included in investing activities in the Consolidated Statements of Cash Flows.
During the term of the Swap, we received semi-annual payments from the counterparties due to the difference between the interest rate on a notional amount the Senior Notes due 2026 and the interest rate on the Euro debt underlying the Swap. There was no principal exchange at the inception of the arrangement.
We designated the Swap as qualifying hedging instruments and accounted for the Swap as a net investment hedge. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, have been recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap was effective in hedging the designated risk. Interest-related cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows.

12.    Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements as of
	September 30, 2026	December 31, 2025
	(in millions)
Assets
Deferred compensation assets	$19.4	$16.8
	$19.4	$16.8
Liabilities
Deferred compensation liabilities	$20.9	$17.8
Foreign currency derivatives	—	4.4
	$20.9	$22.2
Our deferred compensation assets and liabilities are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our foreign currency derivatives are classified as Level 2 because their value is calculated based upon observable inputs including market USD/Euro exchange rates and market interest rates.
The carrying values of our significant financial instruments reflected in the Consolidated Balance Sheets, including our Senior Notes, that have a determinable fair-value based on quoted market prices for identical liabilities and are classified as Level 2 since the market is not active. At September 30, 2026, the fair value of these instruments was approximately 1% lower than the carrying value, compared to approximately 3% higher than the carrying value at December 31, 2025, driven by our Senior Notes.

13.    Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income by component (after tax) for the quarter ended September 30, 2026 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$21.8	$0.6	$22.4
Other comprehensive income	3.0	—	3.0
Ending balance	$24.8	$0.6	$25.4
Changes in accumulated other comprehensive income (loss) by component (after tax) for the quarter ended September 30, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$17.5	$(59.0)	$(41.5)
Other comprehensive income before reclassifications	4.2	—	4.2
Amounts reclassified from accumulated other comprehensive loss	—	0.5	0.5
Net current-period other comprehensive income	4.2	0.5	4.7
Ending balance	$21.7	$(58.5)	$(36.8)

Changes in accumulated other comprehensive income by component (after tax) for the nine months ended September 30, 2026 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$21.3	$0.6	$21.9
Other comprehensive income	3.5	—	3.5
Ending balance	$24.8	$0.6	$25.4
Changes in accumulated other comprehensive income (loss) by component (after tax) for the nine months ended September 30, 2025 are as follows:

(in millions)	Unrealized Translation Adjustments	Pension Plans	Total
Beginning balance	$(5.4)	$(60.0)	$(65.4)
Other comprehensive income before reclassifications	27.1	—	27.1
Amounts reclassified from accumulated other comprehensive loss	—	1.5	1.5
Net current-period other comprehensive income	27.1	1.5	28.6
Ending balance	$21.7	$(58.5)	$(36.8)

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
Our policy is to accrue environmental investigation and remediation costs when it is probable that a liability has been incurred and the amount can be reasonably estimated, which for ongoing remediation activities is typically over a period of five years and includes identified capital expenditures beyond the period. For sites with multiple future projected cost scenarios for identified feasible investigation and remediation options where no one estimate is more likely than all the others, our policy is to accrue the lowest estimate among the range of estimates. The measurement of the liability is based on an evaluation of currently available facts with respect to each individual situation and takes into consideration factors such as existing technology, presently enacted laws and regulations and prior experience in the remediation of similar contaminated sites. Liabilities are established for all sites based on these factors. As assessments and remediations progress at individual sites, these liabilities are reviewed and adjusted to reflect additional technical data and legal information. As of September 30, 2026, and December 31, 2025, we had recorded liabilities aggregating $61.5 million and $42.2 million, respectively, in other liabilities for estimated future expenditures relating to environmental contingencies. The current portion of our aggregate environmental liability included in accrued liabilities at September 30, 2026, was $6.1 million. These amounts have been recorded on an undiscounted basis in the Consolidated Balance Sheets. Given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of other parties potentially being fully or partially liable, technology and information related to individual sites, we do not believe it is possible to develop an estimate of the range of reasonably possible environmental loss in excess of our recorded liabilities.
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
Our reserve for the LPRSA at September 30, 2026 was $0.7 million, which is for work remaining at the LPRSA that is not covered by the settlement. Further adjustments to our reserve for the LPRSA are possible as new or additional information becomes available.
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
In June 2026, the EPA informed the Company that it is likely to recommend a remedial alternative requiring the excavation and off-site disposal of mine waste from the two priority mines and identified policy considerations the agency is incorporating into its review of all mine sites within the Navajo Nation that favor off-site disposal alternatives over capping material in place. The Company’s reserve reflects all information currently available, including extensive discussions with the EPA regarding potential remedial approaches for the two priority mine sites and preliminary discussions regarding potential remedial alternatives for the remaining six non-priority mine sites, which remain in the investigation phase. As of September 30, 2026, our reserve for this site was $36.2 million, including a $25.2 million increase recorded during the second quarter of 2026.
On October 18, 2021, the United States District Court for the District of Arizona approved and entered a Consent Decree pursuant to which the U.S government will reimburse the Company for 35% of necessary costs of response, as defined in 42 U.S.C. section 9601(25), previously or to be in the future incurred by the Company which arise out of or in connection with releases or threatened releases of hazardous substances at or emanating from these mines. Based on current reserve amounts, we expect future contributions of $12.6 million from the U.S. government towards remediation of these mines. This amount is included in other assets in the accompanying consolidated balance sheet at September 30, 2026.
GGB Industrial Site Remediation Act (ISRA) Investigation and Cleanup

Under the agreement governing the November 2022 sale of GGB to The Timken Company, Enpro retained responsibility for compliance with New Jersey's Industrial Site Remediation Act ("ISRA") with respect to two GGB facilities located in Thorofare, New Jersey, which are collectively one of the 19 sites referenced above. ISRA requires the environmental investigation and remediation of industrial properties in association with the closure, sale or transfer of operations. All work under ISRA must be conducted under the direction of a Licensed Site Remediation Professional (“LSRP”) certified by a state licensing board. On September 9, 2024, the Company’s LSRP submitted Preliminary Assessment and Site Investigation Reports (“PA/SI Reports”) for this site to the state agency, confirming that the preliminary assessment identified, among other things, concentrations of certain per- and polyfluoroalkyl substances (“PFAS”) in soil and groundwater at the site. The PA/SI Reports also include the LSRP’s recommendations to further investigate the PFAS impacts in soil and groundwater at the site. Our reserve at September 30, 2026 for the site was $2.6 million. This reserve is based on currently available facts about the site and may be revised as investigation of the site continues.

Water Valley
In connection with manufacturing operations of a former division of EnPro Holdings, the Company has been implementing and managing a solution to clean trichloroethylene ("TCE") soil and groundwater contamination at a location in Water Valley, Mississippi (the “Water Valley Facility”). A corporate predecessor of EnPro Holdings operated the Water Valley Facility from 1972 through 1996. By 1987, TCE was no longer used at the Water Valley Facility. In 1996, Enpro Holdings’ corporate predecessor sold the division, including the Water Valley Facility, to BorgWarner, prior to Enpro's formation in 2002. In 2021, BorgWarner sold the Water Valley Facility to Solero Technologies, which currently operates it.
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
Since that dismissal, twenty-two lawsuits have been filed in Yalobusha County Circuit Court in Mississippi (the “Mississippi State Court Proceedings”) by a combined total of 690 plaintiffs, including 639 alleged former employees at the Water Valley Facility or family members of alleged deceased former employees. Fourteen of these Mississippi State Court Proceedings, with a total of 506 plaintiffs, did not name any Enpro entities or subsequent operators of the Water Valley Facility as defendants. Instead, they sued the two alleged manufacturers of TCE or equipment that used TCE named in the above-described Federal Court, and two individual consultants and six consulting and construction firms alleged to have performed environmental investigation or remediation work at the Water Valley Facility. The claims filed in these fourteen lawsuits include product liability, negligence and wrongful death claims based on alleged occupational exposure to TCE at the Water Valley Facility and/or alleged exposure to TCE while working and/or living in the Water Valley community. The eight remaining lawsuits included in the Mississippi State Court Proceedings were filed by 184 plaintiffs and are substantially similar to the other fourteen lawsuits, except that they add the Company and certain of its affiliates, Enpro Holdings, OldCo LLC and Coltec, Inc., as well as Goodrich Corporation, as defendants and assert public nuisance and negligence claims against the Company and these additional defendants. Three of these eight lawsuits also name BorgWarner and Solero Technologies as defendants. In addition, one of the consulting firm defendants has tendered the defense of, and requested indemnification from, the Company with respect to all seventeen Mississippi State Court Proceedings, including the fourteen proceedings in which no Enpro entity has been named as a defendant.
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
Given the early stage of these pending legal proceedings, Enpro cannot estimate a range of reasonably possible outcomes of the pending workers' compensation petitions, or any other potential lawsuits or claims based on similar allegations. Enpro had not accrued reserves for such legal proceedings at September 30, 2026. We have notified relevant workers' compensation and general liability insurers of the claims and petitions described above.
Our reserve at September 30, 2026 for the Water Valley Facility for ongoing cleanup and monitoring costs and operation of a permanent vapor intrusion remediation system was $6.0 million.
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
In addition to the ongoing operation of a “pump and treat” groundwater remediation system, the reserves for the Pine Bluff Site include projected costs for implementing in situ chemical reduction to further address groundwater contamination; evaluating whether the groundwater plume may be affecting indoor air quality within on-site structures and, if necessary, mitigating any confirmed vapor intrusion; conducting additional investigation and monitoring of off-site impacts; and continuing to address PCB oil impacts to on‑site soils. Our reserve at September 30, 2026 for the site was $4.7 million.
Other Environmental
In addition to the five sites discussed above, we have additional reserves of $11.4 million for the remaining sites. These amounts represent a reasonable estimate of our probable future costs to remediate these sites given the facts and circumstances known at September 30, 2026.

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
Changes in the product warranty liability for the nine months ended September 30, 2026 and 2025 are as follows:

	2026	2025
	(in millions)
Balance at beginning of year	$3.5	$5.7
Net charges to expense	0.6	0.4
Settlements made	(1.2)	(1.3)
Balance at end of period	$2.9	$4.8
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
On November 14, 2025, we acquired AlpHa Measurement Solutions. AlpHa is a Houston, Texas-based leading provider of liquid analytical sensing technologies and instrumentation for the measurement of key parameters for liquid processes. AlpHa serves customers across a diverse set of end-markets, including industrial process control, water and wastewater, laboratory, and environmental monitoring.
Highlights. Financial highlights for the quarters and nine months ended September 30, 2026 and September 30, 2025 are as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions, except per share data)
Net sales	$350.8	$286.6	$992.6	$847.9
Net income	$40.3	$21.6	$94.8	$72.5
Diluted earnings per share	$1.88	$1.01	$4.44	$3.41
Adjusted net income[1]	$57.0	$42.4	$156.2	$125.8
Adjusted diluted earnings per share[1]	$2.66	$1.99	$7.30	$5.92
Adjusted EBITDA[1]	$91.3	$69.3	$254.6	$208.3
1 A reconciliation of non-GAAP measures to their respective GAAP measure is located in the Reconciliation of Non-GAAP Financial Measures to the Comparable GAAP Measure at the end of this section.

Results of Operations

	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Sales
Sealing Technologies	$214.7	$178.2	$629.9	$545.3
Advanced Surface Technologies	136.5	108.5	363.6	303.2
	351.2	286.7	993.5	848.5
Intersegment sales	(0.4)	(0.1)	(0.9)	(0.6)
Net sales	$350.8	$286.6	$992.6	$847.9

Net income	$40.3	$21.6	$94.8	$72.5

Adjusted Segment EBITDA
Sealing Technologies	$69.9	$57.4	$206.2	$179.4
Advanced Surface Technologies	34.3	21.8	88.0	62.1
Total Adjusted Segment EBITDA	$104.2	$79.2	$294.2	$241.5

Reconciliations of Net Income to Adjusted Segment EBITDA
Net income	40.3	21.6	$94.8	$72.5
Income tax expense	(14.2)	(10.5)	(26.4)	(27.4)
Income before income taxes	54.5	32.1	121.2	99.9
Acquisition expenses	0.2	2.7	1.6	3.2
Amortization of the fair value adjustment to acquisition date inventory	—	—	3.3	—
Restructuring expense	—	0.2	0.1	0.7
Depreciation and amortization expense	27.2	25.2	81.8	75.6
Corporate expenses	13.5	10.2	43.0	33.6
Interest expense, net	8.2	6.4	25.3	21.9
Other expense	0.6	2.4	17.9	6.6
Adjusted Segment EBITDA	$104.2	$79.2	$294.2	$241.5
We measure operating performance of our reportable segments based on segment earnings before interest, income taxes, depreciation, amortization, and other selected items ("Adjusted Segment EBITDA" or "Segment AEBITDA"), which is segment revenue reduced by operating expenses and other costs identifiable with the segment, excluding acquisition expenses, restructuring costs, net of gains on restructuring-related sales of assets, amortization of the fair value adjustment to acquisition date inventory, and depreciation and amortization. Adjusted Segment EBITDA is not defined under GAAP and may not be comparable to similarly titled measures used by other companies. Corporate expenses include general corporate administrative costs. Corporate expenses also include $0.5 million, $3.2 million, $0.1 million, and $0.2 million of restructuring expenses for the quarters and nine months ended September 30, 2026 and September 30, 2025, respectively. Segment non-operating expenses and income, corporate expenses, net interest expense, and income taxes are not included in the computation of Adjusted Segment EBITDA. The accounting policies of the reportable segments are the same as those for Enpro.
Other expense in the table above represents other expense (non-operating) on our Consolidated Statements of Operations for the respective periods presented.

Third Quarter of 2026 Compared to the Third Quarter of 2025
Sales of $350.8 million in the third quarter of 2026 increased 22.4% from $286.6 million last year. The following table summarizes the impact of acquisitions and foreign currency on segment sales:

Sales	Percent Change Quarter Ended September 30, 2026 vs. Quarter Ended September 30, 2025
increase/(decrease)	Organic	Acquisitions	Foreign Currency	Total
Enpro Inc.	16.9%	5.2%	0.3%	22.4%
Sealing Technologies	11.6%	8.5%	0.4%	20.5%
Advanced Surface Technologies	25.8%	—%	—%	25.8%

Discussion of year-over-year operating performance for each segment for the third quarter of 2026:

Sealing Technologies. Sales of $214.7 million in the third quarter of 2026 increased 20.5% compared to $178.2 million in the same period of 2025. Excluding the favorable foreign exchange translation ($0.7 million), and contributions from acquisitions completed in the fourth quarter of 2025 ($15.1 million) sales were up 11.6%, or $20.7 million. Pricing and mix ($6.0 million), as well as strength in space, general industrial, and compositional analysis applications along with year-on-year improvements in commercial vehicle more than offset softness in European biopharmaceutical demand and timing of power generation deliveries year-over-year.

Adjusted Segment EBITDA of $69.9 million in the third quarter of 2026 increased 21.8% from $57.4 million in the third quarter of 2025. Segment AEBITDA margin expanded slightly to 32.6% in the third quarter of 2026 from 32.2% last year. Excluding the favorable foreign exchange translation ($0.3 million) and contribution from acquisitions completed in the fourth quarter of 2025 $4.7 million, adjusted Segment EBITDA increased 13.2%, or $7.6 million. Operating leverage from strong segment sales performance was partially offset by higher headcount and personnel-related costs supporting growth initiatives ($3.8 million).

Advanced Surface Technologies. Sales of $136.5 million in the third quarter of 2026 increased 25.8% or $28.0 million compared to sales of $108.5 million in the same period last year. Accelerating precision cleaning solutions demand, strengthening demand for in-chamber semiconductor tools and assemblies, and increased demand for coatings solutions drove the sales increase.

Adjusted Segment EBITDA of $34.3 million in the third quarter of 2026 increased 57.3% from $21.8 million year over year. Segment AEBITDA margin improved 500 basis points over last year. Contribution from the increase in sales was partially offset by increased personnel and qualification costs supporting new platforms and long-term growth initiatives ($4.9 million) and increased incentive compensation accruals driven by improved segment performance ($2.0 million).

Corporate expenses for the third quarter of 2026 of $13.5 million increased $3.3 million compared to $10.2 million prior year, primarily driven by increased incentive compensation and restructuring related costs.

Interest expense, net in the third quarter of 2026 increased by $1.8 million from last year primarily driven by higher outstanding debt.

Other expense, net in the third quarter of 2026 decreased $1.8 million compared to the same period in 2025, driven primarily by lower costs related to previously divested businesses ($0.9 million) and lower non-service pension related costs as a result of the termination of our U.S. defined benefit pension plan at the end of 2025 ($0.7 million).
The effective tax rates for the quarters ended September 30, 2026 and 2025 were 25.9% and 32.6%, respectively. The rate for the quarter ended September 30, 2026 is higher than the U.S. Federal tax rate primarily driven by foreign and state taxes. The rate for the quarter ended September 30, 2025 is higher than the U.S. Federal tax rate primarily driven by foreign and state income taxes and an unfavorable return-to-provision adjustment from our 2024 U.S. federal return.

Net income was $40.3 million, or $1.88 per share, in the third quarter of 2026 compared to $21.6 million, or $1.01 per share, in the third quarter of 2025. Earnings per share is expressed on a fully diluted basis.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025
Sales of $992.6 million in the first nine months of 2026 increased 17.1% from $847.9 million last year. The following table summarizes the impact of acquisitions and foreign currency on segment sales:

Sales	Percent Change Nine Months Ended September 30, 2026 vs. Nine Months Ended September 30, 2025
increase/(decrease)	Organic	Acquisitions	Foreign Currency	Total
Enpro Inc.	10.6%	5.4%	1.1%	17.1%
Sealing Technologies	5.4%	8.4%	1.7%	15.5%
Advanced Surface Technologies	19.9%	—%	—%	19.9%

Discussion of year-over-year operating performance for each segment for the first nine months of 2026:
Sealing Technologies: Sales of $629.9 million in the first nine months of 2026 increased 15.5% compared to $545.3 million in the prior-year period. Excluding favorable foreign exchange translation ($9.3 million) and contribution from acquisitions completed in the fourth quarter of 2025 ($45.9 million), sales were up 5.4%, or $29.4 million. Pricing and mix ($17.3 million), as well as strength in aerospace, general industrial, and compositional analysis applications and firm nuclear demand more than offset weak demand in European biopharmaceutical and soft commercial vehicle OEM sales. Domestic food and biopharmaceutical demand remained firm.
Adjusted Segment EBITDA of $206.2 million in the first nine months of 2026 increased 14.9%, or $26.8 million, from $179.4 million prior year. Adjusted Segment EBITDA margin of 32.7% in the first nine months of 2026 was relatively flat compared to the prior year. Excluding the favorable foreign exchange translation ($3.2 million) and contribution from acquisitions completed in the fourth quarter of 2025 ($12.9 million), Adjusted Segment EBITDA increased 6.0%, or $10.8 million. Operating leverage from revenue growth was offset in part by increased expenses supporting sales growth initiatives ($7.2 million).
Advanced Surface Technologies: Sales of $363.6 million in the first nine months of 2026 increased 19.9%, or $60.4 million, compared to $303.2 million in the prior-year period, reflecting continued strength in precision cleaning solutions serving the leading edge, strengthening demand for semiconductor capital equipment, and increased demand in coatings solutions.
Adjusted Segment EBITDA of $88.0 million in the first nine months of 2026 increased 41.7%, or $25.9 million, from $62.1 million in the comparable period of 2025. Adjusted Segment EBITDA margin of 24.2% was up from 20.5%. The robust sales performance drove the strong EBITDA growth and margin expansion, offset in part by expenses supporting the sales growth ($12.1 million) and increased incentive compensation accruals from the strong performance ($4.5 million).
Corporate expenses for the first nine months of 2026 of $43.0 million increased $9.4 million compared to last year primarily due to increased incentive compensation and restructuring related costs.
Interest expense, net in the first nine months of 2026 increased by $3.4 million compared to last year driven slightly higher average outstanding debt balances from acquisitions completed in 2025 and lower interest income from using strong cash generation to accelerate reduction in revolving debt.
Other expense in the first nine months of 2026 increased $11.3 million compared to the same period last year, driven by net environmental reserve adjustments ($16.8 million), partially offset by losses on extinguishment of debt in 2025 ($1.7 million) and lower non-service pension related costs as a result of the termination of our U.S. defined benefit pension plan at the end of 2025 ($1.9 million).
The effective tax rates for the nine months ended September 30, 2026 and 2025 were 21.8% and 27.4%, respectively. The rate for the nine months ended September 30, 2026 is higher than the U.S. Federal tax rate primarily driven by foreign and state income taxes offset in part by tax benefits for share-based compensation . The rate for the nine months ended September 30, 2025 is higher than the U.S. Federal tax rate primarily driven by foreign and state income taxes and an unfavorable return-to-provision adjustment from our 2024 U.S. federal return.
Net income was $94.8 million, or $4.44 per share, in the first nine months of 2026 compared to $72.5 million, or $3.41 per share, in the first nine months of 2025. Earnings per share is expressed on a diluted basis.

Backlog

As of September 30, 2026, the aggregate amount of transaction price of remaining performance obligations, or backlog, on a consolidated basis was $451.9 million. Approximately 94% of these obligations are expected to be satisfied within one year. There is no certainty these orders will result in actual sales at the times or in the amounts ordered. In addition, for most of our business, backlog is not particularly predictive of future performance due to shorter lead times for our leading-edge aftermarket or recurring solutions across both segments and some seasonality.

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
As of September 30, 2026, we held $16.2 million of cash and cash equivalents in the United States and $67.2 million of cash outside of the United States. If the funds held outside the United States were needed for our operations in the U.S., we have several methods to repatriate without significant tax effects, including repayment of intercompany loans, distributions subject to a 100 percent dividends-received deduction for income tax purposes, or distributions of previously-taxed earnings. In the first nine months of 2026, we transferred $70.0 million from our foreign subsidiaries to their U.S. parent entity via an intercompany loan, and the funds were used to partially pay down the outstanding balance on our revolving credit facility. As of September 30, the balance of the intercompany loan is $40.0 million after dividends declared by certain foreign subsidiaries were utilized to reduce it.

Because of the transition tax, GILTI, and Subpart F provisions, undistributed earnings of our foreign subsidiaries have already been subjected to U.S. income tax or are eligible for the 100 percent dividends-received deduction under Section 245A of the Internal Revenue Code (“IRC”). We do not intend to distribute foreign earnings that will be subject to any significant incremental U.S. or foreign tax. During the first nine months of 2026, we repatriated $74.2 million of foreign earnings. We have determined that estimating any tax liability on our investment in foreign subsidiaries is not practicable. Therefore, we have not recorded any deferred tax liability on undistributed earnings of foreign subsidiaries.

Cash Flows
Operating activities provided $172.8 million of cash in the first nine months of 2026 and $138.5 million of cash in the first nine months of 2025. The year-over-year increase was primarily driven by higher Adjusted Segment EBITDA and lower income tax payments (net of refunds).
Investing activities used $40.1 million of cash in the first nine months of 2026 compared to $32.7 million of cash used in investing activities in the first nine months of last year. The increase was primarily driven by higher cash capital expenditures in 2026, partially offset by the redemption of a short-term investment.
Financing activities used $164.2 million of cash in the first nine months of 2026 compared to $220.9 million in the first nine months of 2025. The decrease was driven primarily by higher net repayments of debt in 2025.
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
Availability and Compliance. The borrowing availability under our Revolving Credit Facility at September 30, 2026 was $715.2 million after giving consideration to $9.8 million of outstanding letters of credit and $75.0 million of outstanding borrowings. We were in compliance with all covenants of the Amended Credit Facility Agreement as of September 30, 2026.
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
At September 30, 2026, we were in compliance with all of the covenants of the indenture governing the Senior Notes.
Enpro’s board of directors approved a two-year share repurchase authorization in October 2026, replacing the previous $50.0 million authorization that expired in October 2026. No shares have been purchased under the prior or current repurchase authorization. Under the replacement authorization, which, other than the expiration date, is identical to the prior authorization, the Company may repurchase up to $50.0 million of shares in both open market and privately negotiated transactions. The Company’s management is authorized to determine the timing and amount of any such repurchases based on its evaluation of market conditions, capital alternatives, and other factors. Repurchases may also be made under Rule 10b5-1 plans, which could result in the repurchase of shares during periods when the Company otherwise would be precluded from doing so under insider trading laws.

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
A reconciliation of (i) net income to adjusted net income, including on a per share basis, and (ii) net income to adjusted EBITDA for the quarters and nine months ended September 30, 2026 and 2025 as set forth below.

Reconciliation of Net Income to Adjusted Net Income and Adjusted Diluted Earnings Per Share

	Quarters Ended September 30,
	2026				2025
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$40.3	21.4	$1.88		$21.6	21.3	$1.01
Income tax expense	14.2				10.5
Income before income taxes	54.5				32.1

Adjustments from selling, general, and administrative:
Acquisition expenses	0.2				2.7
Amortization of acquisition-related intangible assets	20.2				18.8
Adjustments from other operating expense and cost of sales:
Restructuring expense	0.5				0.4
Adjustments from other non-operating expense:
Costs associated with previously disposed businesses	0.7				1.6
Pension expense - non-service cost	0.1				0.8
Gain on pension settlement[2]	(0.3)				—
Other adjustments:
Other	0.1				0.1
Adjusted income before income taxes	76.0				56.5
Adjusted income tax expense	(19.0)				(14.1)
Adjusted net income	$57.0	21.4	$2.66	3	$42.4	21.3	$1.99	3

	Nine Months Ended September 30,
	2026				2025
(in millions, except per share amounts)	$	Average common shares outstanding, diluted	Per Share		$	Average common shares outstanding, diluted	Per Share
Net income	$94.8	21.4	$4.44		$72.5	21.2	$3.41
Income tax expense	26.4				27.4
Income before income taxes	121.2				99.9

Adjustments from selling, general, and administrative:
Acquisition expenses	1.6				3.2
Non-controlling interest compensation allocations
Amortization of acquisition-related intangible assets	60.9				56.9
Adjustments from other operating expense and cost of sales:
Restructuring expense, net	3.3				1.0
Amortization of the fair value adjustment to acquisition date inventory	3.3				—
Adjustments from other non-operating expense:
Environmental reserve adjustment	16.1				(0.7)
Costs associated with previously disposed businesses	1.4				2.3
Pension expense - non-service cost	0.4				2.4
Loss on extinguishment of debt	—				1.7
Reversal of an indemnification asset receivable[1]	0.9				0.5
Gain on pension settlement[2]	(1.2)				—
Other adjustments:
Other	0.3				0.5
Adjusted income before income taxes	208.2				167.7
Adjusted income tax expense	(52.0)				(41.9)
Adjusted net income	$156.2	21.4	$7.30	3	$125.8	21.2	$5.92	3

1In connection with an acquisition in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2026 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for the nine months ended September 30, 2026 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.
2The termination and settlement of the Company’s U.S. defined benefit pension plan were substantially completed in the fourth quarter of 2025, resulting in the recognition of a non-cash settlement loss associated with actuarial losses previously deferred in accumulated other comprehensive income on our consolidated balance sheet. During 2026, the Company finalized the annuity purchase to terminate the plan and completed the pension trust settlement process, which resulted in the return of residual pension assets and excess trust funds to the Company. These transactions generated favorable adjustments that partially offset the settlement loss recognized in 2025.
3Adjusted diluted earnings per share.

The adjusted income tax expense presented above is calculated using a normalized company-wide effective tax rate excluding discrete items of 25.0%.

Reconciliation of Net Income to Adjusted EBITDA

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2026	2025	2026	2025
Net income	$40.3	$21.6	$94.8	$72.5

Adjustments to arrive at earnings before interest, income taxes, depreciation, amortization, and other selected items (Adjusted EBITDA):
Interest expense, net	8.2	6.4	25.3	21.9
Income tax expense	14.2	10.5	26.4	27.4
Depreciation and amortization expense	27.3	25.2	82.0	75.6
Restructuring expense, net	0.5	0.4	3.3	1.0
Environmental reserve adjustments	—	—	16.1	(0.7)
Costs associated with previously disposed businesses	0.7	1.6	1.4	2.3
Acquisition expenses	0.2	2.7	1.6	3.2
Pension expense - non-service cost	0.1	0.8	0.4	2.4
Amortization of the fair value adjustment to acquisition date inventory	—	—	3.3	—
Loss on extinguishment of debt	—	—	—	1.7
Reversal of an indemnification asset receivable[1]	—	—	0.9	0.5
Gain on pension settlement[2]	(0.3)	—	(1.2)	—
Other	0.1	0.1	0.3	0.5
Adjusted EBITDA	$91.3	$69.3	$254.6	$208.3

Adjusted EBITDA as presented in the table above also represents the amount defined as "EBITDA" under the Indenture.

1In connection with an acquisition in 2019, we recognized a liability for uncertain tax positions and a related indemnification asset for the portion of that liability recoverable from the seller. We determined the statute of limitations expired on some of the uncertain tax positions in 2026 and, accordingly, removed a portion of the liability and receivable. The release of the related liability was recorded as part of our tax expense for the nine months ended September 30, 2026 and the reversal of the related receivable was recorded as an expense in other non-operating income (expense) on our consolidated statement of operations.

2The termination and settlement of the Company’s U.S. defined benefit pension plan were substantially completed in the fourth quarter of 2025, resulting in the recognition of a non-cash settlement loss associated with actuarial losses previously deferred in accumulated other comprehensive income on our consolidated balance sheet. During 2026, the Company finalized the annuity purchase to terminate the plan and completed the pension trust settlement process, which resulted in the return of residual pension assets and excess trust funds to the Company. These transactions generated favorable adjustments that partially offset the settlement loss recognized in 2025.
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
In May 2019, we entered into cross currency swap agreements (the "Swap") with a notional amount of $100.0 million to manage an increased portion of our foreign currency risk by effectively converting a portion of the interest payments related to our then outstanding fixed-rate USD-denominated Senior Notes due 2026, including the semi-annual interest payments thereunder, to interest payments on the fixed-rate Euro-denominated debt of 89.6 million Euro with a weighted average interest rate of 3.5%, with interest payment dates of April 15 and October 15 of each year. The Swap was scheduled to mature on October 15, 2026.
In June 2026, we elected to terminate and settle the Swap prior to the maturity date of October 15, 2026. Upon settlement, we paid the counterparties approximately $1.8 million, representing the fair value of the Swap at the settlement date, and the Swap was extinguished. Amounts previously recorded in accumulated other comprehensive income as part of the net investment hedge will remain in equity until the related foreign operations are substantially liquidated or otherwise disposed of, consistent with the accounting treatment for net investment hedges. Following the settlement, we no longer have any outstanding obligations or rights under the Swap. The cash payment associated with the June 2026 settlement of the Swap of $1.8 million is included in investing activities in the Consolidated Statements of Cash Flows.
During the term of the Swap, we received semi-annual payments from the counterparties due to the difference between the interest rate on a notional amount the Senior Notes due 2026 and the interest rate on the Euro debt underlying the Swap. There was no principal exchange at the inception of the arrangement.
We designated the Swap as qualifying hedging instruments and accounted for the Swap as a net investment hedge. The gains and losses resulting from fair value adjustment to the Swap, excluding interest accruals related to the above receipts, have been recorded in accumulated other comprehensive income within our cumulative foreign currency translation adjustment, as the Swap was effective in hedging the designated risk. Interest-related cash flows related to the Swap are included in operating activities in the Consolidated Statements of Cash Flows.
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
In addition, no change in our internal control over financial reporting has occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2026, the United States and Israel launched coordinated military strikes against Iran. Subsequent military actions by Iran and groups supported by Iran have resulted in adverse impacts on commercial shipping and other transport of critical raw materials, including oil, in that region. Although we do not have operations in the Middle East, the ongoing conflict, including additional military actions, retaliatory measures, sanctions, continued disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to:
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

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2026	—		—		—	$50,000,000	(1)
August 1 - August 31, 2026	—		—		—	$50,000,000	(1)
September 1 - September 30, 2026	300	(2)	$303.40	(2)	—	$50,000,000	(1)
Total	300	(2)	$303.40	(2)	—	$50,000,000	(1)
(1)In October 2024, our board of directors authorized an expenditure program of up to $50.0 million for the repurchase of our outstanding common shares through October 2026. We have not made any repurchases under this authorization.

(2)In September 2026, a total of 300 shares were transferred to a rabbi trust that we established in connection with our Deferred Compensation Plan for Non-Employee Directors, pursuant to which non-employee directors may elect to defer directors’ fees into common stock units. EnPro Holdings furnished these shares in exchange for management and other services provided by Enpro. Of these shares, 45 shares were valued at a price of $287.16 per share, the closing trading price of our common stock on September 16, 2026, and 255 of these shares were valued at a price of $306.26 per share, the closing trading price of our common stock on September 30, 2026. Accordingly, the total 300 shares were valued at a weighted average price of $303.40 per share. We do not consider the transfer of shares from EnPro Holdings in this context to be pursuant to a publicly announced plan or program.
Item 5.     Other Information.
During the quarter ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or adopted or terminated a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).

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
    † Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Charlotte, North Carolina on this 3rd day of November, 2026.

ENPRO INC.

By:	/s/ Robert S. McLean
Robert S. McLean
Executive Vice President, Chief Administrative Officer and General Counsel

By:	/s/ Steven R. Bower
Steven R. Bower
Senior Vice President, Controller and Chief Accounting Officer